Form 10-Q
period 2004-09-30
NESS TECHNOLOGIES INC
filed 2004-11-15
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ness Tower

Atidim High-Tech Industrial Park

Building 4

Tel Aviv 61580, Israel

Telephone: +972 (3) 766-6800

(Address of registrant’s principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicated below is the number of shares outstanding of the registrant’s stock at November 1, 2004:

Title of Class	Number of Shares Outstanding
Common Stock, $0.01 par value	32,772,578

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - December 31, 2003 and September 30, 2004 (Unaudited)
Consolidated Statements of Operations - Three months and nine months ended September 30, 2003 and 2004 (Unaudited)
Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2004 (Unaudited)
Notes to Consolidated Financial Statements - September 30, 2004 (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Recent Developments
Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003
Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003
Liquidity and Capital Resources
Forward-Looking Statements and Risk Factors

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Changes in internal control

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,004	$40,707
Short-term bank deposits	3,248	237
Marketable securities	368	340
Trade receivables (net of allowance for doubtful accounts of $1,785 and $1,888 at December 31, 2003 and September 30, 2004 (unaudited), respectively)	61,067	71,601
Unbilled receivables	14,921	19,041
Other accounts receivable and prepaid expenses	8,442	11,306
Work-in-progress	1,348	969
Total assets attributed to discontinued operations	1,314	36

Total current assets	136,712	144,237

LONG-TERM ASSETS:
Long-term prepaid expenses	2,067	3,361
Marketable securities	144	84
Deferred income taxes	5,626	4,380
Severance pay fund	30,421	31,480

Total long-term assets	38,258	39,305

PROPERTY AND EQUIPMENT, NET	14,436	18,200

OTHER INTANGIBLE ASSETS, NET	2,485	3,671

GOODWILL	147,592	144,256

Total assets	$339,483	$349,669

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and par value data)

	December 31, 2003	September 30, 2004
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans and credit	$8,898	$18,608
Current maturities of long-term debt (Note 3)	21,703	28,588
Trade payables	29,802	30,398
Advances from customers	3,940	3,419
Other accounts payable and accrued expenses	54,604	60,419
Total liabilities attributed to discontinued operations	995	—

Total current liabilities	119,942	141,432

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities (Note 3)	59,852	39,988
Excess of losses over investment in affiliate	286	294
Accrued severance pay	32,912	34,538
Minority interests	136	199

Total long-term liabilities	93,186	75,019

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

STOCKHOLDERS’ EQUITY (Note 5):
Common stock of $0.01 par value -	164	166
Authorized: 46,500,000 shares at December 31, 2003 and September 30, 2004 (unaudited); issued and outstanding: 16,460,138 at December 31, 2003 and 16,658,462 at September 30, 2004 (unaudited)
Class B Convertible Preferred stock of $0.01 par value -	47	47

Authorized: 4,676,986 shares at December 31, 2003 and September 30, 2004 (unaudited); issued and outstanding: 4,676,986 shares at December 31, 2003 and September 30, 2004 (unaudited); aggregate liquidation preference of $44,545 at December 31, 2003 and September 30, 2004 (unaudited)

Class C Convertible Preferred stock of $0.01 par value -	34	34

Authorized: 3,500,000 shares at December 31, 2003 and September 30, 2004 (unaudited); issued and outstanding: 3,352,654 shares at December 31, 2003 and September 30, 2004 (unaudited); aggregate liquidation preference of $43,585 at December 31, 2003 and September 30, 2004 (unaudited)

Preferred stock of $0.01 par value -	—	—
Authorized: 323,014 shares at December 31, 2003 and September 30, 2004 (unaudited); issued and outstanding: no shares at December 31, 2003 and September 30, 2004 (unaudited)
Additional paid-in capital	171,786	171,859
Deferred stock compensation	(365)	(206)
Accumulated other comprehensive loss	(4,111)	(6,500)
Accumulated deficit	(41,200)	(32,182)

Total stockholders’ equity	126,355	133,218

Total liabilities and stockholders’ equity	$339,483	$349,669

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)

Revenues (Note 6)	$64,327	$77,152	$156,689	$222,177
Cost of revenues	45,288	53,969	110,319	154,602
Provision for losses (reverse of losses) on uncompleted contracts	224	26	547	(459)

Gross profit	18,815	23,157	45,823	68,034

Operating expenses:
Selling and marketing	5,634	6,822	15,424	18,952
General and administrative	11,263	10,945	24,633	34,142
Research and development, net	37	—	1,153	—
Other	460	—	460	—

Total operating expenses	17,394	17,767	41,670	53,094

Operating income	1,421	5,390	4,153	14,940
Financial expenses, net	(1,820)	(1,177)	(1,496)	(4,327)
Other income (expenses), net	536	(16)	280	79

Income before taxes on income	137	4,197	2,937	10,692
Taxes on income (tax benefit)	(2)	473	(35)	958
Equity in net earnings (losses) of affiliates	18	(3)	57	(651)
Minority interests in losses (earnings) of a subsidiary	74	(30)	286	(65)

Income from continuing operations	231	3,691	3,315	9,018
Loss from discontinued operations	(42)	—	(746)	—

Net income	$189	$3,691	$2,569	$9,018

Allocation of undistributed earnings on Class B Convertible Preferred stock	$(29)	$(554)	$(1,360)	$(1,356)

Net income after allocation of undistributed earnings	$160	$3,137	$1,209	$7,662

Net earnings per share (Note 7):

Basic net earnings per share from continuing operations	$0.01	$0.16	$0.13	$0.40

Basic net loss per share from discontinued operations	$— (*)	$—	$(0.05)	$—

Basic net earnings per share	$0.01	$0.16	$0.08	$0.40

Diluted net earnings per share from continuing operations	$0.01	$0.14	$0.13	$0.36

Diluted net loss per share from discontinued operations	$— (*)	$—	$(0.05)	$—

Diluted net earnings per share	$0.01	$0.14	$0.08	$0.36

(*)  Represents an amount less than $0.01.

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2003	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$2,569	$9,018
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred stock compensation related to Ness GSG acquisition	52	159
Stock based compensation related to warrants granted to banks and options granted to consultants	33	32
Equity in net (earnings) losses of affiliates	(57)	651
Minority interests in losses (earnings) of a subsidiary	(286)	65
Currency fluctuation of long-term debt	(87)	1,882
Accrued interest on long-term debt	(3,018)	(542)
Depreciation and amortization	1,914	3,691
Deferred income taxes, net	(2,747)	(784)
Loss (gain) on sale of property and equipment	(66)	31
Trading marketable securities, net	—	19
Decrease (increase) in trade receivables	3,225	(11,590)
Increase in unbilled receivables	(7,622)	(4,589)
Increase in other accounts receivable and prepaid expenses	(1,633)	(770)
Decrease (increase) in work in progress	(56)	370
Decrease (increase) in long-term prepaid expenses	2,020	(1,337)
Increase (decrease) in trade payables	(824)	1,174
Decrease in advances from customers	(1,209)	(428)
Increase (decrease) in other accounts payable and accrued expenses	(2,165)	7,126
Increase in accrued severance pay, net	527	742

Net cash provided by (used in) operating activities	(9,430)	4,920

Cash flows from investing activities:
Net cash paid for acquisitions of consolidated subsidiaries (a)	(9,007)	(168)
Proceeds from sale of short-term bank deposits	8,277	2,920
Proceeds from sale of property and equipment	467	540
Purchase of property and equipment and capitalization of software developed for internal use	(1,856)	(8,491)
Capitalization of software development costs	—	(2,030)
Other	(406)	(61)

Net cash used in investing activities	(2,525)	(7,290)

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2003		2004
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$—		$43
Short-term bank loans and credit, net	1,356		10,214
Proceeds from long-term debt	7,154		10,765
Principal payment of long-term debt	(14,446)		(23,158)

Net cash used in financing activities	(5,936)		(2,136)

Effect of exchange rate changes on cash and cash equivalents	980		(791)

Decrease in cash and cash equivalents	(16,911)		(5,297)
Cash and cash equivalents at the beginning of the period	43,494		46,004

Cash and cash equivalents at the end of the period	$26,583		$40,707

(a) In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the dates of related acquisitions were as follows:

Working capital, net (excluding cash and cash equivalents)	$16,929	(*)	$1,571
Long-term receivables	1,193	(*)	—
Property and equipment	2,401		(487)
Long-term loans and convertible loan	(1,524	)(*)	—
Accrued severance pay	—		129
Goodwill	44,150		—
Customer related intangible assets	1,514		—
Investment in a subsidiary	—		(1,045)

Issuance of shares	(55,656)		—

Net cash provided from acquisitions of consolidated subsidiaries	$9,007		$168

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$3,687		$2,573

Taxes	$428		$661

(*) Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

Note 1: General

Ness Technologies, Inc. was incorporated under the laws of the State of Delaware, in March 1999.  We operate through our subsidiaries in Israel, the United States, Europe and Asia.

We are a global provider of information technology services and solutions designed to help clients improve their competitiveness and effectiveness. Our portfolio of solutions and services includes system integration and application development, outsourcing, software and consulting, and quality assurance and training. Offshore services and development are a significant component of each of these categories. We and our subsidiaries primarily serve the following vertical markets: defense and government, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors.

Note 2: Significant Accounting Policies

a.               Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2004, our consolidated results of operations for the three and nine months ended September 30, 2003 and 2004, and our consolidated cash flows for the nine months ended September 30, 2003 and 2004.

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2003 included in our registration statement on Form S-1 dated May 7, 2004, as amended (File No. 333-115260).

Results for the three months and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Unless otherwise noted, (1) all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels and (2) all references to shares of our common stock and per share information have been adjusted to reflect the 0.7193-for-one reverse stock split effected on September 20, 2004.

b.              Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

c.               Financial statements in U.S. dollars

Our subsidiaries’ transactions are recorded in local currencies. We have designated the U.S. dollar as the primary functional currency of our operations in the United States and the Czech Republic, the NIS as the primary functional currency of our subsidiaries’ operations in Israel, and local currencies as the primary functional currencies of our operations elsewhere.  Accordingly, for all subsidiaries for which the dollar is the functional currency, monetary accounts maintained in other currencies are re-measured into U.S. dollars, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”). All transaction gains and losses of the re-measured monetary balance sheet items are reflected in our statement of operations as financial income or expenses, as appropriate.

For those foreign subsidiaries whose functional currency has been determined to be their local currency, assets and liabilities are translated at period-end exchange rates and statement of operations items are translated at average exchange rates prevailing during that period. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

The financial statements of affiliates reported using the equity method of accounting, whose functional currency has been determined to be their local currency, have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting aggregate translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

d.     Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly and majority owned subsidiaries, or the Group.  Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the Group, have been eliminated in consolidation.

e.               Acquisition of Ness GSG Inc.

Effective June 30, 2003, we acquired through merger all of the outstanding stock of Ness GSG Inc. (formerly, Apar Holding Corp.), or Ness GSG, for the purpose of expanding our information technology services capabilities. Ness GSG was incorporated under the laws of the Commonwealth of Pennsylvania, with operations, through its subsidiaries, in Asia, the United States and Europe. The Ness GSG subsidiaries specialize in hardware and software consulting. Some of our principal stockholders, who owned approximately 53% of the outstanding common stock of Ness GSG prior to the acquisition, received 3,955,169 shares of our common stock upon the closing of the merger.

The total consideration of $67,650 (including $1,542 of transaction costs) for the merger consisted of (i) the issuance of 6,221,712 shares of our common stock valued at the fair value of $52,677, (ii) the assumption of options to purchase 540,121 shares of our common stock at a weighted average exercise price of $3.64 per share valued at the fair value of $2,979 of which $548 was allocated to deferred stock compensation and (iii) $11,000 in cash. The value of the options issued was determined based on the Black-Scholes option pricing model. Pursuant to the merger agreement, we agreed to issue additional shares of common stock to the stockholders of Ness GSG if and when we issue shares of common stock in exchange for the remaining shares of Ness U.S.A.. We agreed to issue the number of shares necessary to preserve the ownership percentage of the former stockholders of Ness GSG at the same percentage ownership they held prior to the issuance of such shares to the Ness U.S.A. remaining stockholders, in

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

exchange for their Ness U.S.A. shares. These shares will be recorded at their par value and reduced from additional paid in capital, when and if issued. The transaction was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). The results of Ness GSG operations have been included in our consolidated financial statements since July 1, 2003.

Based upon a valuation of tangible and intangible assets acquired, we allocated the total cost of the acquisition to Ness GSG’s assets and liabilities as follows:

At June 30, 2003
Cash and cash equivalents	$3,423
Short-term investments	9,707
Trade receivables	11,807
Unbilled receivables	1,327
Employee advances and other current assets	1,668
Other long-term tangible assets	1,193
Property and equipment	2,373
Total tangible assets acquired	31,498

Customer related intangible asset (five years useful life)	1,514
Goodwill	43,524
Total intangible assets acquired	45,038

Total tangible and intangible assets acquired	76,536

Accounts payable	(3,426)
Other account payable	(3,936)
Long-term debt	(1,524)
Total liabilities assumed	(8,886)

Net assets acquired	$67,650

Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by us from the acquisition, as well as Ness GSG’s skilled and specialized workforce. The goodwill is not deductible for tax purposes.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill arising from acquisitions will not be amortized.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

i.                  Ness GSG’s current assets and liabilities are recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment are presented at current replacement cost. Long-term debt is presented at present value of amounts to be paid determined at appropriate current interest rates.

ii.               The value assigned to the customer-related intangibles amounted to $1,514. The fair value of Ness GSG’s customer base was determined using the Income Approach.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

Pro forma results:

The following unaudited pro forma information does not purport to represent what our results of operations would have been had the acquisition been consummated on January 1, 2003, nor does it purport to represent our results of operations for any future period.

Pro forma results of operations for the period:

	Nine months ended September 30, 2003
	(Unaudited)

Revenues	$187,374
Net income	970
Allocation of undistributed earnings on Class B Convertible Preferred Stock	(1,043)
Net loss after allocation of undistributed earnings		$(73)
Basic and diluted net loss per share	—	(*)
Weighted average number of shares of common and Preferred stock used in computation of basic and diluted net loss per share (in thousands)	16,854

(*) Represents an amount less than $0.01.

Effective August 1, 2004, Ness GSG was merged with and into us, and, as a result, the Ness GSG operating subsidiaries are direct, rather than indirect, subsidiaries.

f.                 Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter of the year. No indications of impairment were identified during the nine months ended September 30, 2004.

g.              Accounting for stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our employee stock option plans. Under APB 25, when the exercise price of our stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

We adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - transition and disclosure” (“SFAS 148”), which amended certain provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. We continue to apply the provisions of APB 25 in accounting for stock-based compensation.

Pro forma information regarding our net income (loss) and net earnings (loss) per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123.

The fair value for options granted in 2001, 2002 and 2003 and in the three month and nine month periods ended September 30, 2003 and 2004 is amortized over their vesting period and estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	0.42	0.52	0.42	0.52
Risk-free interest	3.1	2.5	3.1	2.5
Expected life of up to (in years)	4	4	4	4

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

Pro forma information under SFAS 123 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Net income available to common stock after allocation of undistributed earnings, as reported	$160	$3,137	$1,209	$7,662
Add: Allocation of undistributed earnings on Class B Convertible Preferred Stock, as reported	29	554	1,360	1,356
Deduct: Pro forma allocation of undistributed earnings on Class B Convertible Preferred Stock	—	(441)	(1,090)	(1,022)
Add: Stock-based employee compensation – intrinsic value	52	54	52	159
Deduct: Stock-based employee compensation – fair value	(430)	(805)	(1,738)	(2,362)
Pro forma net income (loss)	$(189)	$2,499	$(207)	$5,793

Basic net earnings per share, as reported	$0.01	$0.16	$0.08	$0.40
Diluted net earnings per share, as reported	$0.01	$0.14	$0.08	$0.36

Pro forma basic net earnings (losses) per share	$(0.01)	$0.13	$(0.01)	$0.31
Pro forma diluted net earnings (losses) per share	$(0.01)	$0.11	$(0.01)	$0.27

h.              Impact of recently issues accounting pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-06, “Participating Securities and the two-Class Method under FASB Statements No. 128” (“EITF 03-06”) , related to “participating securities” and the application of the “two-class method” under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). EITF 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share. The consensuses of EITF 03-06 should be applied retroactively beginning with the first reporting period (annual or interim) beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a significant impact on our financial statements.

i.                  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Long-Term Debt

a.               Composition

Our long-term debt is composed as follows:

	December 31, 2003	September 30, 2004
		(Unaudited)
Banks (1)	$78,805	$65,204
Loan from stockholders	1,000	1,000
Convertible loan from stockholders	1,000	1,000
	80,805	67,204
Less current maturities	21,703	28,588
	59,102	38,616
Promissory note with respect to acquisition cost	750	750
Other	—	622
	$59,852	$39,988
Balances with related parties:
Long-term loan and convertible loan from related party (interest accumulated is included in other accounts payable)	$2,079	$2,134

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

(1)  The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants.  As of December 31, 2003 and September 30, 2004, management believes that the subsidiaries are in compliance with such conditions and covenants. The weighted average interest rate on the bank loans as of December 31, 2003 is 5%. The loan repayments will be carried out primarily over the next five years.

b.              Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate (%)		Amount
	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004
		(Unaudited)		(Unaudited)
In, or linked to dollar	3-5	3-6	$47,514	$41,170
In NIS - linked to CPI	6-8	6-8	33,291	26,034
			$80,805	$67,204

c.     Maturities

The liabilities mature as follows:

As of December 31,
2004 (current maturity)	$21,703
2005	22,323
2006	18,878
2007	12,716
2008	5,185
$80,805

Note 4: Commitments and Contingent Liabilities

a.               Litigation

In 2003 and the nine-month period ended September 30, 2004, several employees filed lawsuits against subsidiaries of ours claiming payments due to them in the total amount of $40. Our management and our legal advisor believe that the provision in the consolidated financial statements is adequate to cover probable costs arising from these matters.

b.              Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2003 and September 30, 2004, is $19,480 and $19,682, respectively.  We do not hold collateral to support guarantees when deemed necessary.

c.               Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment, share capital and goodwill.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

Note 5: Stockholders’ Equity

a.               Our Board of Directors and our stockholders approved on September 2, 2004 a 0.7193-for-1 reverse split of our shares of common stock, to be effected on the effective date of filing an amendment to our certificate of incorporation in respect of the reverse split. Such filing became effective on September 20, 2004. All common shares, options, warrants and per share data included in these financial statements for all periods presented as well as the exchange ratios for the Preferred shares and convertible loan from stockholders have been retroactively adjusted to reflect this 0.7193-for-1 reverse split.

b.              Our Board of Directors approved and resolved on April 1, 2004 to recommend that holders of the Class B Preferred stock convert accumulated dividends on our Class B Preferred stock (approximately $9,474) to common stock at a conversion price of $18.07 per share. On September 20, 2004, the Class B convertible Preferred stock certificate of designations was amended to reflect such change. Our Board of Directors also approved and resolved on April 1, 2004 to recommend that holders of our Class C Preferred stock waive their redemption right upon an initial public offering, or IPO, and that the ratchet protection granted to holders of our Class C Preferred stock be reduced to $18.07 per share.

c.               Additionally, our Board of Directors and our stockholders approved and resolved on September 2, 2004 an amendment to our Class C Convertible Preferred stock certificate of designation. Such amendment became effective on September 20, 2004. Accordingly, if we consummated an IPO prior to December 31, 2004 at a price below $19.44, the conversion ratio of each share of Class C Preferred stock would be revised to the quotient obtained in accordance with the following formula: 18.07/(IPO price/1.075); provided, that if less than all of the shares of common stock underlying our Class C Convertible Preferred Stock is not sold in such IPO, the conversion ratio applicable to such shares would be calculated according to the following formula: 18.07/(IPO price/1.15). If we had consummated an IPO subsequent to January 1, 2005 at a price below $20.78, the conversion ratio would have been calculated according to the following formula: 18.07/(IPO price/1.15).

d.              On September 2, 2004, our Board of Directors and our stockholders approved an increase of 400,000 options to the U.S. 2003 Stock Option Plan and 600,000 options to the 2003 Israeli Stock Option Plan.

e.               Total comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)

Net income	$189	$3,691	$2,569	$9,018
Foreign currency translation adjustment, net	4,676	533	1,915	(2,354)
Net unrealized losses on available-for-sale marketable securities	90	(3)	(14)	(35)
Comprehensive income	$4,955	$4,221	$4,470	$6,629

Note 6: Geographic Information

We adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We operate in one reportable segment. Our total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the three month and nine month periods ended September 30, 2003 and 2004 and long-lived assets as of September 30, 2003 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$36,745	$43,175	$110,244	$127,636
United States	13,966	19,486	20,550	53,697
Europe	10,314	9,671	22,593	28,188
Asia and the Far East	3,302	4,105	3,302	10,720
Others	—	715	—	1,936
	$64,327	$77,152	$156,689	$222,177

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

	September 30,
	2003 (*)	2004 (*)
	(Unaudited)
Long-lived assets:
Israel	$97,429	$98,888
United States	57,848	56,397
Europe	2,376	2,633
Asia and the Far East	1,992	8,203
Others	5	6
	$159,650	$166,127

(*) reclassified

Note 7: Basic and Diluted Net Earnings (Loss) Per Share

Basic net earnings (losses) per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive Convertible Preferred stock considered outstanding during each period, in accordance with the guidance of Emerging Issues Task Force No. D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” (“EITF D-95”). Diluted net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with SFAS 128.

The total weighted average number of shares related to the outstanding options, warrants, Convertible Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings (losses) per share, as they would have been anti-dilutive for all periods presented, was 4,870,696, 160,386, 104,386, 3,788,774 and 116,053 for the year ended December 31, 2003 and the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Numerator:
Net income from continuing operations as reported	231	3,691	3,315	9,018
Allocation of undistributed earnings on Class B Convertible Preferred Stock	(29)	(554)	(1,360)	(1,356)
Net income from continuing operations after allocation of undistributed earnings on Class B Convertible Preferred Stock	202	3,137	1,955	7,662
Losses from discontinued operations	(42)	—	(746)	—
Net income after allocation of undistributed earnings on Class B Convertible Preferred Stock	160	3,137	1,209	7,662

Denominator:
Weighted average number of shares of common stock	16,077	16,654	11,911	16,537
Weighted average number of shares of preferred stock	2,412	2,412	2,412	2,412
Denominator for basic net earnings per share	18,489	19,066	14,323	18,949
Effect of dilutive securities:
Employee stock options and warrants	1,393	2,936	1,183	2,550
Denominator for diluted net earnings per share – adjusted weighted average assuming conversions and exercise of options and warrants	19,882	22,002	15,506	21,499

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (information as of September 30, 2004 and for the three month and nine month periods ended September 30, 2003 and 2004 is unaudited)

Note 8: Subsequent Events

a.               On September 29, 2004, the Securities and Exchange Commission declared effective our registration statement in respect of our IPO. The closing of our IPO occurred on October 4, 2004. Upon the closing, we received from the underwriters of the IPO a net amount of $73,129 and issued 6,552,774 new shares of common stock. Certain shareholders sold 5,119,226 shares of common stock for a net sum of $57,131.  Upon the closing, all the shares of preferred stock were converted to shares of common stock, and we appointed three new directors.  On October 5, 2004, the underwriters exercised in full the over-allotment option granted to them and purchased, on October 12, 2004, from us an additional 1,750,800 shares of common stock, for which we received the additional net sum of $19,539.

b.              Our Executive Committee approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by us for our options) the right to redeem those options for a cash payment. The grant date occurred during the fourth quarter of 2004. The total number of redeemable options, all of which are currently vested, is 391,499, and the aggregate redemption value as of September 30, 2004 is $3.4 million.

The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to us for a cash payment that is linked, at the employee’s sole discretion, either to the Israeli Consumer Price Index and shall bear NIS interest at the rate of 5% per year, or to the U.S. dollar with dollar interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date.

Each of 283,893 options may be exercised to acquire one share of our common stock at a price of $3.49 and are redeemable at the NIS equivalent amount of $9.19 per option as of September 30, 2004.  Each of 107,607 options may be exercised to acquire one share of our common stock at a price of $7.45, and are redeemable at the NIS equivalent amount of $6.92 per option as of September 30, 2004. The exercise prices and redemption amounts are subject to adjustments for stock splits, dividends, recapitalizations and the like, as set forth in our share option plan to which each option is subject.

We will account for the rights following the guidance of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, (“FIN 28”), relating to tandem awards and Emerging Issues Task Force No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, (“EITF 00-23). Accordingly, once we believe it is likely that the rights would be exercised in the future, a liability will be recorded at the then value of the redemption rights, with a corresponding charge to compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in our Prospectus dated September 29, 2004, as filed with the Securities and Exchange Commission, particularly under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a global provider of information technology, or IT, services and end-to-end business solutions designed to help clients improve their competitiveness and effectiveness. End-to-end business solutions encompass all stages of a client’s business process and incorporate all technologies and IT services related to that process. Our portfolio of solutions and services includes outsourcing, system integration and application development, software and consulting, and quality assurance and training. The primary industries, or verticals, we serve include government and defense, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors, or ISVs.

We have operations in 14 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $77.2 million and $222.2 million for the three and nine months ended September 30, 2004, respectively, from $64.3 million and $156.7 million for the three and nine months ended September 30, 2003, respectively.  Net income increased to $3.7 million and $9.0 million for the three and nine months ended September 30, 2004, respectively, from $0.2 million and $2.6 million for the three and nine months ended September 30, 2003, respectively.

Our revenue growth is attributable to a number of factors, including acquisition we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2004, no client accounted for more than 4% and 3% of our revenues, respectively, and our largest twenty clients together accounted for approximately 36% and 40% of our revenues, respectively. For the same periods, the percentage of our revenues generated by public and private clients in Israel was 56% and 57% respectively, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 10% and 12% respectively. Existing clients from prior years generated more than 80% of our revenues in the nine months ended September 30, 2004.

Our backlog as of September 30, 2004 was $354 million compared to $219 million as of September 30, 2003. This $135 million increase in our backlog was due exclusively to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog. We believe that our increased focus on outsourcing and multi-year offshore contracts will contribute further to our backlog growth.

As of September 30, 2004, we had 4,856 employees, including approximately 4,180 IT professionals.  Of our 4,856 employees, approximately 2,505 were in Israel, 1,295 were in India, 390 were in North America, 375 were in Europe and 295 were in the Asia Pacific region.

Recent Developments

In October 2004, we completed an initial public offering of shares of our common stock. In connection with the offering, we offered and sold 8,303,574 shares of our common stock and certain selling stockholders offered and sold an additional 5,119,226 shares at a price of $12.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions, and estimated offering related expenses payable by us were approximately $89.7 million.  We intend to use approximately $40 million of the proceeds of this offering to reduce long-term debt and to apply the balance of the proceeds to fund business growth and expansion and for working capital and general corporate purposes, including approximately $5.0 million for expansion of our infrastructure and facilities in India. We may also use a portion of the net proceeds for acquisitions of additional businesses, assets and technologies or the establishment of joint ventures.

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.5	70.0	70.4	69.6
Provision for losses (reverse of losses) on uncompleted contracts	0.3	0.0	0.4	(0.2)
Gross profit	29.2	30.0	29.2	30.6

Operating expenses:
Selling and marketing	8.7	8.8	9.8	8.5
General and administrative	17.5	14.2	15.7	15.4
Research and development, net	0.1	—	0.7	—
Other	0.7	—	0.3	—
Total operating expenses	27.0	23.0	26.5	23.9

Operating income	2.2	7.0	2.7	6.7
Financial expenses, net	(2.8)	(1.6)	(1.0)	(1.9)
Other income (expenses), net	0.8	(0.0)	0.2	0.0
Income before taxes on income	0.2	5.4	1.9	4.8

Taxes on income (tax benefit)	(0.0)	0.6	(0.0)	0.4
Equity in net earnings (losses) of affiliate	0.0	(0.0)	0.0	(0.3)
Minority interests in losses (earnings) of subsidiary	0.1	(0.0)	0.2	(0.0)
Income from continuing operations	0.3	4.8	2.1	4.1

Loss from discontinued operations	(0.0)	—	(0.5)	—
Net income	0.3	4.8	1.6	4.1

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2003	2004	$	%
Revenues	$64,327	$77,152	12,825	19.9
Cost of revenues	45,288	53,969	8,681	19.2
Provision for losses on uncompleted contracts	224	26	(198)	(88.4)
Gross profit	$18,815	$23,157	4,342	23.1
Gross margin	29.2%	30.0%

Revenues

Our revenues increased from $64.3 million in the three months ended September 30, 2003 to $77.2 million in the three months ended September 30, 2004, representing an increase of $12.8 million, or 19.9%.  Our $12.8 million revenue increase was primarily due to growth in outsourcing and offshore engagements, representing $8.4 million, while $4.4 million was attributable to growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services.

Cost of revenues and provision for losses on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct costs, increased from $45.3 million in the three months ended September 30, 2003 to $54.0 million in the three months ended September 30, 2004, representing an increase of $8.7 million, or 19.2%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.  The change in our provision for losses on uncompleted contracts decreased from $0.2 million in the three months ended September 30, 2003 to $26,000 in the three months ended September 30, 2004, as a result of net changes in our fixed price project loss provisions.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses on uncompleted contracts) increased from $18.8 million in the three months ended September 30, 2003 to $23.2 million in the three months ended September 30, 2004, representing an increase of 23.1%. The increase was primarily related to our increase in revenues, representing $3.7 million, and an increase in our gross margin. Gross margin for the three months ended September 30, 2004 was 30.0%, compared to 29.2% in the three months ended September 30, 2003. The increase in gross margin resulted primarily from an increase in billable utilization, representing approximately $0.6 million.  We define billable utilization as the total billable hours in a period divided by the total available hours of our professionals in that period.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2003	2004	$	%
Selling and marketing	$5,634	$6,822	1,188	21.1
General and administrative	11,263	10,945	(318)	(2.8)
Research and development, net	37	—	(37)	(100.0)
Other	460	—	(460)	(100.0)
Total operating expenses	17,394	17,767	373	2.1
Operating income	$1,421	$5,390	3,969	279.3

Selling and marketing

Selling and marketing expenses increased from $5.6 million in the three months ended September 30, 2003 to $6.8 million in the three months ended September 30, 2004, representing an increase of 21.1%. This increase was due primarily increased marketing expenses, representing $1.1 million, and a $0.1 million increase in client-based asset amortization. These other marketing expenses related primarily to our efforts to enhance our brand recognition. The increase in client-based asset amortization was due primarily to an increased cumulative cost of amortization of client-based assets that we acquired in connection with the Apar acquisition.

General and administrative

General and administrative expenses decreased from $11.3 million in the three months ended September 30, 2003 to $10.9 million in the three months ended September 30, 2004, representing a decrease of 2.8%. This decrease was due primarily to increased efficiency in our operations.

Research and development, net

Research and development expenses decreased from $37,000 in the three months ended September 30, 2003 to no expenses in the three months ended September 30, 2004. These expenses were comprised solely of the development of Ness ISI’s dbMotion system. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Other

Other expenses decreased from $0.5 million in the three months ended September 30, 2003 to no expenses in the three months ended September 30, 2004.  The expense in the third quarter of 2003 resulted from the consolidation of certain corporate and branch administrative services in the United States.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2003	2004	$	%
Operating income	$1,421	$5,390	3,969	279.3
Financial expenses, net	(1,820)	(1,177)	643	(35.3)
Other income (expenses), net	536	(16)	(552)	N/A
Income before taxes on income	137	4,197	4,060	2,963.5
Taxes on income (tax benefit)	(2)	473	475	N/A
Equity in net earnings (losses) of affiliates	18	(3)	(21)	N/A
Minority interests in losses (earnings) of subsidiary	74	(30)	(104)	N/A
Income from continuing operations	231	3,691	3,460	1,497.8
Loss from discontinued operations	(42)	—	42	(100.0)
Net income	$189	$3,691	3,502	1,852.9

Financial expenses, net

Financial expenses, net, decreased from $1.8 million in the three months ended September 30, 2003 to $1.2 million in the three months ended September 30, 2004, representing a decrease of 35.3%. The change was due primarily to fluctuations in the exchange rate of the dollar against the NIS.

Other income (expenses), net

Other income (expenses), net, changed from income of $0.5 million in the three months ended September 30, 2003 to expenses of $16,000 in the three months ended September 30, 2004. The income in the third quarter of

2003 was primarily extraordinary income from Blueflame Inc. receivables realized in excess of the value assessed at the acquisition by our subsidiary, Ness U.S.A. Inc., of the assets of Blueflame in November 2001.

Taxes on income (tax benefit)

Our taxes on income (tax benefit) changed from a benefit of $2,000 in the three months ended September 30, 2003 to taxes of $0.5 million in the three months ended September 30, 2004. This change was attributable to the increase in our income before taxes and the depletion of our net operating loss carry forwards in Israel.

Equity in net earnings (losses) of affiliates

Equity in net earnings (losses) of affiliates changed from earnings of $18,000 for the three months ended September 30, 2003 to losses of $3,000 in the three months ended September 30, 2004. This change was not significant.

Minority interests in losses (earnings) of subsidiary

Minority interests in losses (earnings) of subsidiary changed from earnings of $0.1 million in the three months ended September 30, 2003 to losses of $30,000 in the three months ended September 30, 2004. This change was insignificant.

Income from continuing operations

Income from continuing operations increased from $0.2 million in the three months ended September 30, 2003 to $3.7 million in the three months ended September 30, 2004, representing an increase of 1,498%. The increase in net income was due primarily to our increase in operating income of $4.0 million and our decrease in financial expenses of $0.6 million, partially offset by our decrease in other income of $0.6 million and the increase in our income taxes of $0.5 million.

Loss from discontinued operations

In the three months ended September 30, 2003, we recognized a net loss after taxes of $42,000, compared to no loss for the three months ended September 30, 2004. The loss was attributable to the closing of an insignificant line of business.

Net income

Net income increased from $0.2 million in the three months ended September 30, 2003 to $3.7 million in the three months ended September 30, 2004, representing an increase of 1,853%. The increase in net income was due primarily to our increase in operating income of $4.0 million, our decrease in financial expenses of $0.6 million and the retirement on December 31, 2003 of losses from discontinued operations of $42,000, partially offset by our decrease in other income of $0.6 million and the increase in our income taxes of $0.5 million.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2003	2004	$	%
Revenues	$156,689	$222,177	65,488	41.8
Cost of revenues	110,319	154,602	44,283	40.1
Provision for losses (reverse of losses) on uncompleted contracts	547	(459)	(1,006)	N/A
Gross profit	$45,823	$68,034	22,211	48.5
Gross margin	29.2%	30.6%

Revenues

Our revenues increased from $156.7 million in the nine months ended September 30, 2003 to $222.2 million in the nine months ended September 30, 2004, representing an increase of $65.5 million, or 41.8%. The increase was due primarily to the inclusion of $40.0 million of revenues attributable to the acquisition of Apar, effective September 30, 2003, with the remaining $25.5 million attributable to an increase in sales.  The $25.5 million sales increase was primarily due to growth in outsourcing and offshore engagements, representing $16.9 million, while $8.6 million was attributable to growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct costs, increased from $110.3 million in the nine months ended September 30, 2003 to $154.6 million in the nine months ended September 30, 2004, representing an increase of 40.1%. The increase was due primarily to the acquisition of Apar, representing $28.4 million, and other costs of revenues, representing $14.9 million.  The other costs of revenues are attributable primarily to growth in delivery staff needed to support our increased revenues. The change in our provision for losses (reverse of losses) on uncompleted contracts decreased from $0.5 million in the nine months ended September 30, 2003 to ($0.5) million in the nine months ended September 30, 2004, as a result of net changes in our fixed price project loss provisions.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $45.8 million in the nine months ended September 30, 2003 to $68.0 million in the nine months ended September 30, 2004, representing an increase of 48.5%. The increase was primarily due to the inclusion of $11.6 million of gross profit from the Apar acquisition, the increase in our revenues, representing $6.7 million, and an increase in our gross margin. Gross margin for the nine months ended September 30, 2004 was 30.6%, compared to 29.2% in the nine months ended September 30, 2003. The increase in gross margin resulted primarily from an increase in billable utilization, representing approximately $3.1 million.  We define billable utilization as the total billable hours in a period divided by the total available hours of our professionals in that period.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2003	2004	$	%
Selling and marketing	$15,424	$18,952	3,528	22.9
General and administrative	24,633	34,142	9,509	38.6
Research and development, net	1,153	—	(1,153)	(100.0)
Other	460	—	(460)	(100.0)
Total operating expenses	41,670	53,094	11,424	27.4
Operating income	$4,153	$14,940	10,787	259.7

Selling and marketing

Selling and marketing expenses increased from $15.4 million in the nine months ended September 30, 2003 to $19.0 million in the nine months ended September 30, 2004, representing an increase of 22.9%. This increase was due primarily to the inclusion of $1.4 million of expenses attributable to the Apar acquisition, a $1.1 million increase in marketing expenses, other increases in our sales expenses of $0.7 million, and a $0.3 million increase in client-based asset amortization. The increase in marketing expenses related primarily to our efforts to enhance our brand recognition.  The increase in client-based asset amortization was due primarily to an increased cumulative cost of amortization of client-based assets that we acquired in connection with the Apar acquisition.

General and administrative

General and administrative expenses increased from $24.6 million in the nine months ended September 30, 2003 to $34.1 million in the nine months ended September 30, 2004, representing an increase of 38.6%. This increase was due primarily to inclusion of $8.3 million of expenses attributable to the Apar acquisition and other general and administrative expenses of $1.2 million. These other general and administrative expenses were necessary to support our revenue growth.

Research and development, net

Research and development expenses decreased from $1.2 million in the nine months ended September 30, 2003 to no expenses in the nine months ended September 30, 2004. These expenses were comprised solely of the development of Ness ISI’s dbMotion system. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Other

Other expenses decreased from $0.5 million in the nine months ended September 30, 2003 to no expenses in the nine months ended September 30, 2004.  The expense in the nine months ended September 30, 2003 resulted from the consolidation of certain corporate and branch administrative services in the United States.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2003	2004	$	%
Operating income	$4,153	$14,940	10,787	259.7
Financial expenses, net	(1,496)	(4,327)	(2,831)	189.2
Other income, net	280	79	(201)	(71.8)
Income before taxes on income	2,937	10,692	7,755	264.0
Taxes on income (tax benefit)	(35)	958	993	N/A
Equity in net earnings (losses) of affiliates	57	(651)	(708)	N/A
Minority interests in losses (earnings) of subsidiary	286	(65)	(351)	N/A
Income from continuing operations	3,315	9,018	5,703	172.0
Loss from discontinued operations	(746)	—	746	(100.0)
Net income	$2,569	$9,018	6,449	251.0

Financial expenses, net

Financial expenses, net, increased from $1.5 million in the nine months ended September 30, 2003 to $4.3 million in the nine months ended September 30, 2004, representing an increase of 189.2%. The increase was due primarily to an increase in interest expense on long-term bank loans of $2.4 million and other financial expenses of $0.4 million. These other financial expenses related primarily to the higher exchange rate for the dollar against the NIS.

Other income, net

Other income, net, decreased from $0.3 million in the nine months ended September 30, 2003 to $0.1 million in the nine months ended September 30, 2004. Termination of property in 2003, which resulted in a capital loss, representing an estimated $0.4 million, was the primary expense in the nine months ended September 30, 2003.

Taxes on income (tax benefit)

Our taxes on income (tax benefit) changed from a benefit of $35,000 in the nine months ended September 30, 2003 to taxes of $1.0 million in the nine months ended September 30, 2004. This change was due to the increase in our income before taxes and the depletion of our net operating loss carry forwards in Israel.

Equity in net earnings (losses) of affiliates

Equity in net earnings (losses) of affiliates changed from earnings of $0.1 million for the nine months ended September 30, 2003 to losses of $0.7 million in the nine months ended September 30, 2004. This change was due to the losses of our affiliate, Ness ISI (now known as dbMotion Ltd.), in 2003. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Minority interests in losses (earnings) of subsidiary

Minority interests in losses (earnings) of subsidiary changed from earnings of $0.3 million in the nine months ended September 30, 2003 to losses of $0.1 million in the nine months ended September 30, 2004. This change was insignificant.

Income from continuing operations

Income from continuing operations increased from $3.3 million in the nine months ended September 30, 2003 to $9.0 million in the nine months ended September 30, 2004, representing an increase of 172%. The increase in net income was due primarily to our increase in operating income of $10.8 million, partially offset by our increased financial expenses of $2.8 million, the increase in our income taxes of $1.0 million and our decrease in equity in net earnings (losses) of affiliates of $0.7 million.

Loss from discontinued operations

In the nine months ended September 30, 2003, we recognized a net loss after taxes of $0.7 million, compared to no loss for the nine months ended September 30, 2004. The loss was attributable to the closing of an insignificant line of business.

Net income

Net income increased from $2.6 million in the nine months ended September 30, 2003 to $9.0 million in the nine months ended September 30, 2004, representing an increase of 251%. The increase in net income was due primarily to our increase in operating income of $10.8 million and the retirement on December 31, 2003 of losses from discontinued operations of $0.7 million, partially offset by our increased financial expenses of $2.8 million, the increase in our income taxes of $1.0 million and our decrease in equity in net earnings (losses) of affiliates of $0.7 million.

Liquidity and Capital Resources

Overview

As of September 30, 2004, we had cash and cash equivalents amounting to $40.7 million compared to $46.0 million as of December 31, 2003. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2003	2004
Net cash provided by (used in) operating activities	$(9,430)	$4,920
Net cash used in investing activities	(2,525)	(7,290)
Net cash used in financing activities	(5,936)	(2,136)
Effect of exchange rate changes on cash and cash equivalents	980	(793)
Decrease in cash and cash equivalents	(16,911)	(5,297)
Cash and cash equivalents at the beginning of the period	43,494	46,004
Cash and cash equivalents at the end of the period	$26,583	$40,707

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net cash provided by operating activities was $4.9 million in the nine months ended September 30, 2004, compared to net cash used of $9.4 million in the nine months ended September 30, 2003. The major factors contributing to the change in net cash provided by operating activities were an increase in our net income, representing $6.4 million, and a significant advance from a customer, representing $3.2 million.

Net cash used in investing activities was $7.3 million in the nine months ended September 30, 2004, compared with $2.5 million in the nine months ended September 30, 2003. This increase was primarily due to higher capital spending on property and equipment, mainly in India, representing $6.6 million, partially offset by the sale of short term bank deposits, representing $5.4 million.

Net cash used in financing activities was $2.1 million in the nine months ended September 30, 2004, compared with $5.9 million in the nine months ended September 30, 2003. The decrease was primarily due to an increase in short term loans and credit, representing $8.9 million, partially offset by payment of long term loans, net, representing $5.1 million.

The effect of exchange rate changes on cash and cash equivalents was ($0.8) million in the nine months ended September 30, 2004, compared to $1.0 million in the nine months ended September 30, 2003. The change was primarily due to the steady exchange rate for the dollar during the nine months ended September 30, 2004 compared to the declining exchange rate for the dollar during the nine months ended September 30, 2003.

Long-term and Short-term Debt

At September 30, 2004, we had aggregate short-term and long-term bank borrowings of $87.2 million, consisting of various notes denominated in dollars, Euros and NIS with interest rates (in various currencies and linked to various indices) ranging from approximately 3% to 8% and a weighted average interest rate of approximately 5%, with maturities of one to four years. These aggregate bank borrowings included $32.9 million from Bank Hapoalim, with interest rates of approximately 3% to 4% and maturities of two to four years; $21.1 million from Israel Discount Bank, with interest rates of approximately 3% to 8% and maturities of one to five years; and $33.2 million from seven other lenders, in amounts ranging from $2.6 million to $6.9 million, with interest rates of approximately 3% to 8% and maturities of up to five years. The maximum interest rate for our dollar-linked borrowings is approximately 6%, and for NIS-linked borrowings is approximately 8%.

Anticipated Capital Expenditures

We intend to use approximately $40 million of the proceeds of our initial public offering to reduce long-term debt and an additional approximately $5.0 million for expansion of our infrastructure and facilities in India. Following the use of proceeds, our only material indebtedness will be amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

•                  limitations on incurring debt;

•                  prohibition on pledging assets;

•                  prohibition on distributing dividends;

•                  stockholders’ equity must not be less than 30% of its total assets;

•                  EBITDA must not be less than 9.5% of revenues and not less than NIS 34 million; and

•                  limitations on merging or transferring assets.

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of September 30, 2004, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

Anticipated Needs

We intend to fund future growth through cash flow from operations, available bank borrowings and the net proceeds of our initial public offering. We believe the proceeds of our initial public offering, together with borrowings and cash flow from operations, will be sufficient to fund continuing operations for the foreseeable future. In order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as

“believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Prospectus dated September 29, 2004, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market-risk instruments or purchasing hedging or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. We do not use derivative financial instruments for speculative trading purposes.

We have direct operations in 14 different countries and relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. We may in the future enter into forward foreign currency exchange or other derivatives contracts to hedge our exposure to foreign currency exchange rates. We do not currently hedge any foreign currency exposure to offset the effects of changes in exchange rates.

In the future, we may be subject to interest rate risk on our investments, which would affect the carrying value of our investments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2004, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control

As of September 30, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 29, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1, as amended (File No. 333-115260), pursuant to which 11,672,000 shares of our common stock, $0.01 par value per share, were offered and sold in our initial public offering.  An additional 1,750,800 shares were subject to the underwriters’ over-allotment option.  At the closing of our initial public offering on October 4, 2004, we offered and sold 6,552,774 shares of our common stock and certain selling shareholders offered and sold 5,119,226 shares of our common stock at a price of $12.00 per share for aggregate offering prices of $73.1 million and $57.1 million, respectively.  On October 12, 2004, we offered and sold 1,750,800 additional shares of our common stock at a price of $12.00 per share, for an aggregate offering price of $21.0 million, pursuant to the underwriters’ over-allotment option.  The managing underwriters in this offering were Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Friedman, Billings, Ramsey & Co. and Piper Jaffray & Co.

Our portion of the net proceeds from the initial public offering was approximately $92.7 million. In connection with the offering, we paid underwriting discounts and commissions of approximately $7.0 million and expect to pay approximately $3.0 million in offering expenses. We did not receive any proceeds for the sale of the 5,119,226 shares sold by selling shareholders. The proceeds were invested in interest bearing short term securities.

Item 4. Submission of Matters to a Vote of Security Holders

On September 2, 2004, certain of our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law. In that written consent, our stockholders approved a 0.7193-for-one reverse split of our common stock, amendments to the dividend provisions of the Certificate of Designations of our Class B Convertible Preferred Stock and amendments to the anti-dilution provisions of the Certificate of Designations of our Class C Convertible Preferred Stock, each of which was effected on September 20, 2004.  Additionally, our stockholders adopted our amended and restated certificate of incorporation and our amended and restated by-laws, which became effective as of the closing of the initial public offering, and approved certain matters in respect of our stock option plans. Holders of 3,196,501 of our then outstanding Class B Convertible Preferred Stock, 2,533,205 shares of our then outstanding Class C Convertible Preferred Stock, and 14,276,620 shares of our then outstanding common stock approved the foregoing matters. Holders of 1,480,485 shares of our then outstanding Class B Convertible Preferred Stock, 819,449 shares of our then outstanding Class B Convertible Preferred Stock and 8,882,705 shares of our then outstanding common stock did not sign the consent but received written notice of the actions taken pursuant to Section 228 of the Delaware General Corporation Law.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of Ness Technologies, Inc.
*3.2	Amended and Restated Bylaws of Ness Technologies, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389) filed with the Commission on November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date:	November 15, 2004	By:	/s/ Raviv Zoller
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)

Date:	November 15, 2004	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of Ness Technologies, Inc.
*3.2	Amended and Restated Bylaws of Ness Technologies, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389) filed with the Commission on November 12, 2004.