Form 10-K
period 2004-12-31
NESS TECHNOLOGIES INC
filed 2005-03-31
CIK 1089638

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0346908 (I.R.S. Employer Identification Number)

Ness Tower
Atidim High-Tech Industrial Park
Building 4
Tel Aviv 61580, Israel
Telephone: +972 (3) 766-6800

(Address of registrant's principal executive offices and registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 is not applicable, as the registrant's common stock was not publicly traded as of the last business day of its most recently completed second quarter. As of March 10, 2005, 34,300,836 shares of common stock, $0.01 par value per share, were outstanding.

        The registrant intends to file, not later than April 30, 2005, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant's annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

Disclosure Statement

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends," "plans," "projects," believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled "Business—Risk Factors."

Available Information

        Our website address is www.ness.com. We make available free of charge on the Investor Relations section of our website (investor.ness.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

        You also may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        In this Annual Report on Form 10-K, we use the terms "Ness," "we," "our" and "us" to refer to Ness Technologies, Inc. and its subsidiaries.

Item 1. Business

General

        We are a global provider of IT services and end-to-end business solutions designed to help clients improve their competitiveness and effectiveness. End-to-end business solutions encompass all stages of a client's business process and incorporate all technologies and IT services related to that process. Our portfolio of solutions and services includes outsourcing, system integration and application development, software and consulting, and quality assurance and training.

        We provide services to a significant number of clients in the commercial, industrial and government sectors. We have a highly skilled workforce of experienced IT employees and consulting professionals across our key vertical markets. The primary industries, or verticals, we serve include government and defense, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors, or ISVs. We combine our knowledge of these vertical markets and our clients' businesses with our technical expertise to deliver tailored solutions to our clients, many of whom are subject to rigorous regulatory requirements.

        We have operations in 14 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement our global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

        We provide services to over 500 clients located throughout the world, including a number of Fortune 1000 and Global 2000 companies. We have achieved recurring revenues as a result of our multi-year contracts and long-standing relationships with clients such as American Express, AT&T, Business Objects, Czech Telecom, Israel Aircraft Industries, Israel Discount Bank, Orange and Pfizer, which are among the largest clients in each of our verticals, based on revenues. In 2004, existing clients from prior years generated more than 80% of our revenues, with no single client accounting for more than 5% of our revenues.

        Our services and solutions offerings are strengthened by our strategic alliances and close relationships with leading global software and infrastructure vendors, which allow our clients to benefit from a selection of technologies and innovation. We maintain the highest level of certification with many of our key partners, which allows us to influence their development of new products and obtain and offer our clients early access to new product offerings. These certifications are awarded by major ISVs and service providers to those partners that demonstrate high levels of professional and technical expertise. Some key alliances and partnerships that are applicable across multiple industry verticals and geographies, and with whom we conduct business and maintain high levels of certification are BEA Systems, Documentum, EMC, IBM, Mercury Interactive, Microsoft, SAP and Unisys.

        Our revenues, including through acquisitions, have grown from $151.6 million in 2001 to $304.5 million in 2004, representing a compounded annual growth rate of approximately 26%. During that time, our results of operations have also improved from a net loss of $18.5 million for 2001, to net income of $14.4 million for 2004.

        For 2001, 2002, 2003 and 2004, the percentage of our revenues generated by public and private sector clients in Israel was 93%, 80%, 68% and 57%, respectively. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 16%, 17%, 14% and 12%, respectively, while our revenues from these agencies increased steadily during the same periods.

        Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition between 1997 and 1999 of six Israeli IT companies, which collectively average more than 20 years of IT experience. These companies and each company we subsequently acquired have been successfully integrated into our corporate structure, and the acquired capabilities, know-how and staff have been assigned to our various business groups.

        Our principal executive office in the United States is located at 3 University Plaza, Suite 600, Hackensack, New Jersey 07601. Our telephone number there is (201) 488-7222. Our principal executive office in Israel is located at Ness Tower, Atidim High-Tech Industrial Park, Building 4, Tel Aviv 61580, Israel. Our telephone number there is +972 (3) 766-6800.

        Ness and V-Ness are our primary trademarks and trade names. All other trademarks, trade names and service marks used in this report are the property of their respective owners.

        Unless otherwise noted, (1) all references to "dollars" or "$" are to United States dollars and all references to "NIS" are to New Israeli Shekels, (2) all of the information provided on a pro forma basis assumes completion of our acquisition of Apar Holding Corp. on January 1, 2003 and (3) all

references to shares of our common stock and per share information have been adjusted to reflect the 0.7193 for one reverse stock split effected on September 20, 2004.

Service Offerings

        We offer a broad suite of services, including outsourcing, system integration and application development, software and consulting, and quality assurance, or QA, and training.

  Outsourcing

        We have several specific offerings in this category, each of which represents the outsourcing of a core client IT function to us. We perform these services either locally (at the client's facilities or our facilities) or at our offshore facilities. We offer the following outsourcing services:

        Offshore Application Development and Maintenance.    We believe our application development and maintenance services are characterized by low cost, high quality and short time-to-market. We create, implement and integrate software applications through a global infrastructure, and we believe we are well positioned to support virtually any client anywhere in the world through our global delivery model.

        Our offshore application development and maintenance services include a wide range of technologies and platforms. We customize our services according to each client's needs by employing flexible service models drawn from our experience helping our clients outsource software services. Our offshore center in India is ISO 9001 certified and accredited at CMM Level 5, and enables us to provide low cost, high quality and 24-hour development cycle capability. ISO 9001 is an international standard for quality management systems maintained by the International Organization of Standardization. The CMM, or Capability Maturity Model, is a widely accepted set of practices developed by the Software Engineering Institute at Carnegie Mellon aimed at producing defect free software by technical and management discipline, rather than by exhaustive testing. CMM Level 5 accreditation is reserved for organizations with the highest quality of disciplined and repeatable software development practices.

        To date, we have provided most of our offshore application development services to clients in the financial services, retail and telecommunications verticals. Following development and implementation, we provide services such as end-to-end application monitoring, scheduled downtime and maintenance, ad-hoc maintenance activities, application upgrades and legacy application integration within and across company firewalls.

        IT Outsourcing.    We offer customized IT outsourcing services, both onsite and off-site. Through our end-to-end service solution, we take responsibility for all or a portion of client operations and activities, including information security solutions, IT management, application development and maintenance, infrastructure implementation and management, network management, computer and communications hardware, help desk support, and disaster recovery planning, storage and backup solutions. We apply our proven methodologies, which cover every phase of a project's lifecycle, with strong project management, senior staff supervision and QA mechanisms to ensure reliable delivery. We currently provide these services, including support on a 24-hour-a-day, seven-day-a-week basis, to over 30 clients in diverse fields, representing over 100,000 end-users, for single-site and multi-site enterprises and organizations.

        Managed Labs for Independent Software Vendors.    ISVs are increasingly faced with challenges, including pricing pressures, lower license sales, increased competition and reduced development budgets. To address these challenges, we have developed a managed labs offering to provide ISVs with outsourced software product research and development centers that supplement those of the client. These offerings include product development and maintenance, testing, release automation services and porting services. We have experience in successfully providing management consulting, process transformation, technology solutions and offshore production services. Our strong infrastructure and proven processes ensure that our solutions are developed and built offshore and deployed onsite in an efficient and effective manner.

        Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. Our labs are specially designed to assist software product companies through all phases of a product's life cycle. We consider ourselves custodians of our clients' intellectual property and accordingly offer them our build-operate-transfer model. We function as a partner with our clients to manage tactical needs at all phases of the development process. During the "build" phase, we provide strategic consulting to address our clients' business challenges and investment goals. During the "operate" phase, we help our clients track progress according to their plans. We report and advise our clients on the work in progress and refine the model in accordance with their business priorities. We have successfully executed this model with over 15 companies worldwide. After 36 months of operation, we offer our clients the option of purchasing back the offshore development center assets in their entirety.

  System Integration and Application Development

        We offer a broad set of IT services to our clients in the area of system integration and application development, including the following:

        Enterprise Resource Planning and Customer Relationship Management Solutions.    Enterprise resource planning, or ERP, and customer relationship management, or CRM, are integrated application software packages designed to support multiple business functions. For many organizations in the vertical markets we serve, ERP and CRM systems are the backbone of business transactions and communications. We offer a wide range of ERP and CRM solutions and services, including needs analysis, product selection and differentiation analysis, solution design, installation and administration, product adjustment and customization, data transfer from original information systems, integration with other systems, including business partner systems, end-user and administrator training, manual production and routine operational support, including upgrades and ongoing development. Our client service teams provide support activities such as localization, basis team infrastructure, training and delivery of complementary products. Our solutions and expertise include supply chain management, supplier relationship management and life cycle management.

        We provide these services from many of our delivery centers for clients around the world. In Israel, we are the sole SAP product distributor, where we also implement SAP and operate the Israeli SAP user group.

        Enterprise Application Integration (EAI).    We offer EAI solutions focused on building software infrastructure platforms that simplify connectivity between diverse applications and dissimilar business systems. We integrate and leverage our clients' investments in current systems while improving business efficiency and enabling the sharing of information across application boundaries.

        Our integration personnel are proficient in primary integration tools and standards, including webMethods, IBM's MQ Series, Tibco, SeeBeyond, Microsoft BizTalk, XML, Vitria, FileNet, BEA WebLogic Integrator, EDI and SAP NetWeaver.

        Command and Control and Real-Time Systems.    We deliver high-end technical solutions for protecting the safety of national borders, improving data gathering mechanisms, and enhancing communications channels for both military and civilian organizations. These services include:

  •
  air defense command and control systems, including simulators, test beds, C4I systems, planning systems and air traffic control systems;

  •
  ground command and control systems, or GCCS, including strategic and tactical visualization systems, digital GCCS systems, and tactical command and control systems;

  •
  surveillance systems, including mission management systems and unmanned aerial vehicle interpretation systems;

  •
  intelligence systems, including IT solutions for organizations which collect, process and disseminate large volumes of information, in a demanding environment;

  •
  missile defense, including missile defense simulation and theater defense systems; and

  •
  electronic warfare systems, including modern human machine interfaces, resource allocation, parameter management, results acquisition and threats database management.

        Geographic Information Systems (GIS).    We have been active in the field of digital mapping since 1985, developing advanced GIS that quickly and accurately process and transform large volumes of maps and photography into various digital and easily readable formats. For example, militaries are in critical need of accurate maps, GIS data, and photographic intelligence for mission planning, operational command and control, and three dimensional mission rehearsal and training. Similarly, emergency response systems require accurate road maps, current location display, shortest route determination and other GIS capabilities that we provide.

        Some of Israel's national (including military, civilian and commercial) geographic databases were created using software we developed. These systems cover all aspects of cartographic and photogrammetric data collection, manipulation, storage and retrieval.

        Telecommunications Systems.    We provide industrial, government and defense organizations with turnkey solutions, including complete systems and specifically tailored projects designed to facilitate the management of telecommunications systems and networks. We have developed a wide range of network management products, including:

  •
  contact centers and computer telephony integration systems;

  •
  large scale integrated network management systems for switching, transmission and data;

  •
  telephone directory assistance systems; and

  •
  voice activated dialing—telecommunication speech recognition technologies.

        Knowledge Management.    We offer a range of services and products designed to help our clients realize value from their corporate knowledge, including information storage, retrieval and sharing. Our specific offerings include:

  •
  enterprise portals—solutions integrating the necessary components for a knowledge centric portal infrastructure;

  •
  enterprise content management—business processes for delivering well-integrated information to key decision makers on a timely basis; and

  •
  document management and workflow solutions for facilitating the storage and management of electronic documents and images.

        Business Intelligence (BI) and Data Warehousing.    We enable organizations to develop what we believe to be complete state-of-the-art information systems for turning data into business intelligence. Our end-to-end BI and data warehousing solutions are designed to ensure accuracy, consistency and timeliness of information storage and retrieval to meet our clients' business requirements. Recent examples within the life sciences and healthcare vertical include BI and data warehousing solutions in the following areas:

  •
  clinical trials management systems; and

  •
  scientific data management systems utilized in the research and development area.

        Other examples include:

  •
  portfolio management systems, including balanced scorecard systems to measure business performance using data from clinical trials, research and development, and sales and marketing; and

  •
  sales, marketing and financial solutions, which analyze market share/size, revenues and costs to help increase profitability and produce other metrics relevant to business decisions.

  Software and Consulting

        We provide proprietary solutions that can be customized to our clients in certain verticals where we have developed substantial intellectual property and experience, such as through our work on the national border control system of Israel. In addition, we offer a comprehensive range of strategic consulting services and are able to assess a client's software needs and recommend and, in certain cases, resell, commercially available software products and systems.

        Proprietary and Turnkey Solutions.    We have developed software to market as proprietary turnkey solutions, which are customized applications designed and modified to meet client needs. We provide end-to-end business solutions from design to maintenance and are able to provide specialization according to the subtle differences within each specific industry. We retain certain intellectual property and rights which allow us to continue to exploit opportunities to market these products. Our turnkey solutions include:

  •
  AwareNess—an emergency management system;

  •
  medical records system, supplying a comprehensive view of medical data;

  •
  electronic toll collection system, including CRM billing and payment for toll road systems;

  •
  border control system used for identifying, controlling and registering passages through borders;

  •
  pension management system, enabling large organizations and pension funds to manage all aspects of employee pensions;

  •
  business rules technology software, permitting IT organizations to develop business solutions with reduced coding;

  •
  digital rights management software, enabling broadcasters, television and film producers, and media companies and publishers to manage all their author rights, contracts, and royalties; and

  •
  air traffic control systems, including various software solutions handling all aspects of the complicated task of air traffic control.

        Product Representation.    We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product development, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions. Through our partner relationships, we resell products for over 30 companies, including SAP, Sybase, Information Builders, Genesys, Documentum, Merant, Sterling Commerce, SyncSort and Avaya.

        Strategic Consulting.    We leverage our proven methodologies to help our clients analyze, plan and achieve objectives at various stages of the business lifecycle. Our expertise, coupled with product and technology alliances, provides organizations with a one-stop solution. To deepen our specialization and understanding of our clients' business needs, we have established teams with core competence in particular verticals. Our IT experience, combined with our technology independence, enables us to offer a range of IT solutions for combining business trends and company goals with IT implementation. We believe that this blend of IT and business expertise is unique and enables us to unify IT and business needs to enhance our clients' competitive advantage and growth.

  Quality Assurance and Training

        We offer a broad range of QA, testing, user interface engineering, training and user assimilation services, all designed to produce high quality business solutions with broad and rapid user acceptance.

        Quality Assurance, Testing and User Interface Engineering.    As technology platforms have become more complex at each of the application, operating system and hardware levels, there is a growing need to test, analyze and certify that software and hardware function as designed. Because of this growing complexity, together with reduced IT budgets, many companies outsource the testing and QA process to third party vendors. We target this growing market with our independent V-Ness software testing and QA service. In order to meet the needs of our client base, the V-Ness service provides a spectrum of solutions including: time to market QA methodology; system integration performance and testing; user interface engineering and user experience engineering; validation and full traceability capabilities that allow us to verify that the end product meets the initial product specifications; enterprise QA solutions, such as ERP, CRM and data warehousing; test automation; load testing; and quality consulting. Our professionals have extensive experience in QA and testing using our documented and proven work methodologies.

        Training and Assimilation.    We offer clients comprehensive learning solutions by providing a wide range of training services. Our staff provides training across a wide range of information, technology and communication applications. We customize our training programs based on advanced proprietary training methodologies and evaluation tools satisfying our clients' needs in terms of content, target audience, level of knowledge and training times. We complement traditional learning methods with learning management systems, e-learning platforms, and computer and web based self study kits, enabling end-users to learn at their own pace and level.

        In addition to training, we offer assimilation services, designed to help organizations deploy new solutions rapidly and effectively. We include these services as part of every project, and also offer them separately to meet client needs.

Industry Overview

        The IT services industry is highly fragmented and has evolved from simply supporting business functions to enabling their expansion and transformation. To succeed in this transformation, companies must respond rapidly to market trends, create new business models and improve productivity. In this dynamic, competitive environment, decisions with respect to technology have become increasingly important. Also, due to the recent global economic downturn and lack of compelling IT initiatives, such as Year 2000 and Euro conversion, companies have substantially reduced their IT services spending, resulting in hardship for many IT service vendors. According to industry analysts, however, the IT services market is now returning to a period of growth. Gartner Inc., an independent industry analyst, forecasted in its Gartner Dataquest Market Databook of June 2004 that the global IT services market will grow from $569 billion in 2003 to $762 billion in 2008, a compound annual growth rate of approximately 6.0%.

        Companies are increasingly seeking cost effective alternatives to acquire high quality IT services. The use of offshore vendors is becoming increasingly common among larger corporations. Based on our review of publicly available information, we believe IT services provided offshore totaled approximately

$12 billion in 2002, which represents less than 2% of the total IT services market, and India has captured the bulk of this revenue, around $10 billion. Other offshore IT service countries are gaining market share. Based on our review of publicly available information, we project an annual growth rate for offshore IT services of 25% to 30%, making offshore IT services a particularly high growth market. Offshore business processing outsourcing services are projected to grow even faster, with an estimated annual growth rate as high as 60%.

        These factors reflect a business opportunity for global IT services vendors with established vertical practices, effective global delivery mechanisms and limited reliance on long-term staff relocation from offshore locations to client locations in the United States and around the world.

Competitive Strengths

        We believe our competitive strengths include:

        Our vertical expertise.    Since our inception, we have achieved leading positions in a number of the verticals in which we compete. We maintain a staff of highly skilled industry experts in each of these verticals and use this expertise on our engagements to provide a range of end-to-end business solutions.

        Our global delivery model.    We have operations in 14 countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources in a cost-effective manner. Our fully operational offshore outsourcing centers, including our CMM level 5 offshore facility in India, enable us to minimize the difficulties other outsourcing vendors now face in using foreign employees in the United States on a temporary basis due to the tightening of immigration policies.

        Our proven track record.    By consistently providing high quality services, we have achieved a track record of project successes through the completion of numerous engagements around the world. Part of our success is attributable to our focus on methodology and repeatable high quality practices, which are ISO 9001 certified.

        Our focus on quality.    We believe strongly in quality throughout our organization. We maintain independent quality assurance capabilities in geographies where we operate. These groups provide QA, testing and audit services to our delivery organizations. We also provide these services to our clients on QA engagements through our independent V-Ness subsidiary.

        Our focus on innovation.    Our employees possess a level of business and technical knowledge that enables us to be innovative when on assignment. Utilizing both our practical understanding of our clients' needs and our technical expertise, we strive to provide innovative solutions to our clients' problems. An example of such innovation is our proprietary clinical application integration solution, the winner of Microsoft's Best Enterprise Comprehensive Solution Award 2001, which enables on-line unified access to medical data from decentralized information files for 3.7 million patients in and between hospitals, HMO facilities, individual physician's clinics, labs and suppliers. In addition, we were among the first to offer a managed labs extended development center offering, which supplements and extends the research and development facilities of ISVs for core product development and other activities.

        Our breadth of service offerings.    Our broad range of service offerings distinguishes us from many of our competitors. We believe that with these offerings, we are a one-stop shop, providing robust and comprehensive business solutions to meet the needs of our clients in the key verticals we cover.

        Our long-term relationships with a diverse client base.    We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2004, existing clients from prior years generated more than 80% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2004, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 37% of our revenues. Agencies of the government of Israel, in aggregate, represented 12% of our revenues in 2004.

        Our proven ability to scale.    We have grown continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past five quarters we have expanded our Bangalore, India delivery facility from approximately 500 to over 1,000 employees in response to our clients' rapidly growing offshore development needs.

        Our organizational and business flexibility.    Our flexible organizational structure, business culture and technological abilities have allowed us to adapt to rapidly changing economic conditions, as well as significant changes in our clients' needs, enabling us to continue to grow and improve our performance despite the economic downturn of recent years. During this time we have increased our revenues, number of employees, geographic footprint and profitability. Additionally, our strong vertical alignment, the industry and technical experience of our employees, our operational efficiency, our ability to secure and retain key clients and the effective use of our global delivery model have helped insulate us from many of the hardships experienced by our competitors.

        Our ability to integrate acquired companies.    We have grown primarily through acquisitions since our inception. Due in part to our significant focus on the abilities of the senior management of acquired firms, we have been able to retain the senior management of each of these companies. We have successfully integrated each acquired company into our corporate structure and culture, working together with existing management, employees and clients to facilitate an efficient and productive transition.

        Our ability to retain and educate employees.    We have maintained a relatively low attrition rate despite traditionally high turnover in the IT services industry. We believe that our ability to retain our employees is due in part to our commitment to rewarding qualified employees and to our advanced continuing education and training courses.

        Our well-established internal infrastructure.    We utilize an enterprise resource planning system and a CRM system, embodying our best practices, corporate methodologies and financial controls.

Business Strategy

        Our goal is to further solidify and enhance our position as a global IT services and solutions provider on the basis of our quality, professionalism, vertical expertise, reliability and technical innovation. We hold a leading market position in Israel based on revenues from IT services. We intend to extend that geographic and vertical reach through the following strategic initiatives:

        Further penetrate the North American market as well as emerging markets such as Eastern Europe and Asia.    We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. In the last three years we expanded outside Israel with acquisitions in North America, Europe and Asia, and have achieved organic growth in each. We generated approximately 14% of our revenues in North America in 2002, 21% in 2003 on a pro forma basis, and 25% in 2004. We intend to focus considerably on expanding our revenues in North America, both organically and through acquisitions. In 2003, the North American market alone represented approximately 45% of total worldwide IT services spending, according to the Gartner Dataquest Market Databook of June 2004, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also target emerging markets in which we believe growth and potential profitability are higher, such as Eastern Europe and Asia. We may use a portion of the net proceeds we receive from our initial public offering to fund some of those acquisitions, although we do not have any specific plans or commitments for any material acquisitions or joint ventures at the present time.

        Be a market leader in key verticals.    In North America, we presently focus on several verticals: life sciences, ISVs, defense, financial services and retail. In Europe, we are focused on the financial services, media, retail, telecommunications and utilities verticals. In Israel, we have a strong focus on several verticals, including government and defense. We intend to further solidify our position in each of these verticals through internal growth based on complementary offshore offerings and key partnerships, and external growth through acquisitions. Our goal is to establish ourselves in North America as a leading provider in outsourcing and offshore services for life sciences, ISVs and defense.

        Continue to grow long-term and recurring revenues through outsourcing and offshore services.    We intend to continue to expand the proportion of our revenues generated from long-term, recurring contracts by focusing on long-term engagements, outsourcing, life-cycle services and other multi-year services, including offshore services. Our goal is to further increase our recurring revenue, both in North America and in Europe, where outsourcing and offshore services are gaining acceptance.

        Enhance brand visibility.    We intend to continue to develop our brand identity including through the exposure provided by this offering. Our efforts will include media and industry analyst events, sponsorship of and participation in targeted industry conferences, trade shows, recruiting efforts, community outreach and investor relations.

        Pursue strategic alliances.    We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and at leading technology providers, which allows us to take advantage of emerging technologies in a mutually beneficial and cost-competitive manner.

        Continue to strengthen our leading position in the Israeli IT services market.    We intend to retain and enhance our leading market position in Israel with internal growth from outsourcing and a continued focus on the defense, government, financial services and telecommunications verticals. We also intend to leverage our ISV relationships to drive additional reselling and professional services revenues.

Vertical Focus

        We operate in a significant number of commercial and industrial sectors and in many areas of government operations. As a result of our deep understanding of the different markets and environments in which our clients operate, and our ability to understand our clients' needs and tailor solutions to meet those needs, we have developed a strong reputation for delivering systems to businesses that are subject to regulatory supervision, government control or other rigorous operational requirements. We are active in all of the following sectors, each influenced by fluctuating market conditions, as well as regulatory and oversight environments:

        Government and Defense.    Government agencies are increasingly required to modernize their traditional operating processes and models in order to improve and accelerate delivery of services to citizens. We have developed a track record in the public sector for helping government agencies deliver IT services to the public more effectively and efficiently. In Israel, we are a leading provider of solutions for security, integration, and design through consulting, implementation and support.

        The defense industry faces a multitude of challenges, including protecting the safety of national borders, improving command and control and intelligence gathering mechanisms, enhancing communications channels throughout the military and performing scenario analysis. We possess extensive experience in delivering high-end technical solutions to the defense industry to help surmount these challenges.

        Financial Services.    Financial services organizations must strategically employ advanced technology in order to maximize their operational excellence and provide the best possible services to their clients. We combine advanced solutions, industry best practices, and the products and services of business partners to help our clients streamline their business processes and ensure long-term success in this fast-paced environment. We provide services to a number of segments of this vertical including: retail, private and investment banks; credit card companies; insurance and reinsurance companies; consumer finance organizations; and pension funds. Services we provide include credit card processing systems, options plan management systems, IT outsourcing, offshore services, turnkey solutions, custom development, system integration and offshore services.

        Telecommunications and Utilities.    Competitive pressures are causing telecommunications companies to find ways to reduce costs and make more informed decisions about their IT investments. We deliver reliable telecommunications systems and portals that help carriers reduce operating costs and increase revenue, while helping telecommunications companies evaluate the impact of new technologies and make informed planning decisions about their IT investments. We offer innovative information system solutions for improving time-to-market and enhancing telecommunications service delivery, addressing the specific needs of operators of all sizes from traditional wireline to wireless, and internet service provider to broadband. Our services include ERP solutions, internet protocol telephony, configuration management, contact centers, interactive voice response systems, management of common channel signaling systems, service assurance, mediation devices and consulting services.

        Globalization, escalating market competition and deregulation throughout the world are forcing utility companies to modify their IT strategies and adopt advanced solutions. We provide high-end e-business services in areas such as CRM, ERP, e-procurement, asset management and metering solutions.

        Life Sciences and Healthcare.    Effectively managing and improving the efficiency of a life sciences business requires innovative cross functional information management solutions. Our expertise lies in improving time-to-market of new products through clinical trial optimization, safety and adverse event tracking, knowledge management, BI and data warehousing, strategic planning and budgeting. We have been delivering business performance oriented data and document management solutions to large pharmaceutical and biotechnology firms for approximately 20 years.

        Increased government regulations and rising costs require healthcare organizations to address complex patient information management needs and share information across various hospitals and facilities more effectively. We help healthcare organizations remain competitive with services designed to simplify their administrative processes, reduce costs and improve the quality of care.

        High-Tech and Independent Software Vendors.    Software companies need to focus on their core competencies of developing software and other technology products. By utilizing our offshore capabilities, expertise and experience in developing complementary IT solutions, we enable our clients to meet this need.

        Manufacturing.    We continually monitor emerging technologies to help clients evaluate the benefits and costs of adopting these new technologies. Our services enable clients to improve supply chain management, enhance their partner and client relations, enhance enterprise resource planning and optimize product quality.

        Retail.    As the retailing industry moves through a period of significant transformation, with major chains expanding their presence throughout the world and exposing their brands to new markets, retailers need to run their IT systems more cost effectively. Our services enable retailers to deliver consistent customer service (through store sales, call centers and internet websites) and to develop and extend their technology infrastructures.

        Transportation.    Intelligent transportation systems use a variety of technologies in order to facilitate the movement of people and goods via highways and public transportation systems. We have developed a wide range of services specifically tailored for clients within the transportation industry, including emergency management systems, electronic toll collection and traffic management solutions.

        Media, Entertainment and Publishing.    We have worked with a variety of media, entertainment and publishing companies to develop systems for managing and protecting content and digital assets. We possess the implementation expertise required to gather, analyze and distribute information for delivering the technical proficiency needed to develop new market opportunities. Our software solution for intellectual rights management has been chosen and implemented by some of the top market participants from the entertainment, publishing and advertising industries.

Global Delivery Model

        We have local and offshore delivery facilities in North America, Europe and Asia, with a range of industry expertise, software language and product focuses, and also with varying costs. Each facility has a high level of management skill, vertical expertise, IT services capabilities and quality at each location.

        In each of the 14 countries in which we operate, we apply our expertise to serve both our local clients and our clients throughout the world as part of our global delivery model. As expertise in certain technologies, skills or verticals is needed, we routinely assemble teams spanning several of our locations around the world. By doing this, we reduce or eliminate the need to carry potentially non-billable staff at each location to handle unanticipated needs or surge capacity, which results in lower costs on average.

        For example, we recently completed a sophisticated web-based document management and workflow solution for a large, international bio-pharmaceutical firm based in Switzerland. For this project we used teams from Switzerland, the United States and Israel. Similarly, we are providing SAP system integration and project services to a large, global law firm using resources from the United Kingdom and India. In these and virtually all other projects staffed using our global delivery model, the teams work in their home locations except for periodic travel to the client location for knowledge transfer, client meetings and implementation work. This model also means that we are substantially less affected by changing immigration regulations than other well-known offshore vendors. In our model, the team that remains at the client site throughout the engagement comprises our local resources, complementing our local presence with our strong vertical experience to the engagement from inception through completion. Our global delivery model is optimized by a worldwide proprietary knowledge management system that enables our employees to communicate and share knowledge. In addition, we continually host internal training courses.

        Other benefits gained by clients from our global delivery model are 24-hour delivery and support capabilities; built-in redundancy, both in terms of people and facilities; and the availability of a global knowledge base of business and technical information that is populated, maintained and leveraged by our employees around the globe.

        As of December 31, 2004, we employed approximately 5,025 employees worldwide, including approximately 2,615 in Israel, 1,315 in India, 360 in North America, 430 in Europe and 300 in the Asia Pacific region.

Sales and Marketing

        We market our services to large corporations in North America, Europe and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe. We sell and market our services from sales offices located in 14 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2004, we had approximately 200 direct sales persons and approximately 80 account managers.

        Our sales and marketing strategy focuses on increasing awareness of and gaining new business from target clients and promoting client loyalty and repeat business among existing clients. We constantly seek to expand the nature and scope of our engagements with existing clients by increasing the volume of our business and extending the breadth of services offered. Members of our executive management team are actively involved in business development and in managing key client relationships through targeted interaction with our clients' senior management.

        For each prospective project, we assemble a team of our senior employees, drawn from various disciplines within our company. The team members assume certain roles in a formalized process, using their combined knowledge and experience to understand the client's needs, design a solution, identify key decision makers and maximize the strength of our bid. This approach allows for a smooth transition to execution once the sale is completed. We typically bid against other IT services providers in response to requests for proposals.

        Our sales and marketing teams work with our technical team as the sales process moves closer to the client's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. Throughout the process, the account manager or sales executive works with the technical team to:

  •
  define the scope, deliverables, assumptions and execution strategies for a proposed project;

  •
  develop project estimates;

  •
  prepare pricing and margin analysis; and

  •
  finalize sales proposals.

        Management reviews and approves proposals, which are then presented to the prospective clients. Our sales and account management personnel remain actively involved in the project through the execution phase. We focus our marketing efforts on businesses with extensive information processing needs. We maintain what we believe to be a state-of-the-art prospect/client database that is continuously updated and used throughout the sales cycle from prospect qualification to close. As a result of this marketing system, we are able to pre-qualify sales opportunities and direct sales representatives are able to minimize the time spent on prospect qualification. In addition, substantial emphasis is placed on client retention and expansion of services provided to existing clients. In this regard, our account managers play an important marketing role by leveraging their ongoing relationships with each client to identify opportunities to expand and diversify the type of services provided to that client.

Clients

        We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2004, no client represented more than 5% of our annual revenues, and our largest 20 clients together represented approximately 37% of our revenues. Agencies of the government of Israel, in aggregate, represented 12% of our pro forma revenue in 2004.

        The percentage of our revenues derived from Israeli clients has been steadily decreasing as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

	Year ended December 31,
	2001	2002		2003		Pro Forma 2003(1)	2004
Israel	93%	80%		68%		60%	57%
United States	3	14		16		21	25
Europe	4	7		13		14	13
Asia and the Far East	—	—		3		5	5
Others	—	—		1		0	1

Total	100%	100	%*	100	%*	100%	100	%*

*
Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

(1)
Pro forma assumes completion of our acquisition of Apar on January 1, 2003.

        The percentage of our revenues derived from outsourcing (including offshore development) has been steadily increasing. Based on estimates derived from internal management operating data, the proportion of our revenues by type of service for the periods presented is:

	Year ended December 31,
	2001	2002	2003	Pro Forma 2003(1)	2004
System Integration and Application Development	55%	46%	35%	31%	30%
Outsourcing (including offshore development)	17	16	31	39	47
Software and Consulting	19	18	16	14	14
Quality Assurance and Training	5	16	11	10	5
Other	4	4	7	6	4

Total	100%	100%	100%	100%	100%

(1)
Pro forma assumes completion of our acquisition of Apar on January 1, 2003.

        Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

Government and Defense

  •
  Czech Office for Surveying, Mapping and Cadastre
  •
  Insta
  •
  Israel Aircraft Industries
  •
  Israel Airport Authority
  •
  Israel Court Authority
  •
  Israel Ministry of Defense
  •
  Israel Ministry of Finance
  •
  Israel Ministry of Justice
  •
  Lockheed Martin
  •
  Tadiran Systems

Financial Services

  •
  Achmea Zorg
  •
  American Express
  •
  Bank Hapoalim
  •
  Bank Leumi
  •
  Capco
  •
  CIBC
  •
  Citibank
  •
  Credit Suisse First Boston
  •
  Deutsche Bank
  •
  Generali Group
  •
  Industrial Development Bank of Israel Ltd.

  •
  Israel Discount Bank Ltd.
  •
  Menzis
  •
  Softtek, S.A. de C.V.
  •
  Swiss Re
  •
  Waldviertler Sparkasse

Telecommunications and Utilities

  •
  AT&T
  •
  Cellcom
  •
  Czech Telecom
  •
  Israel Electric Company
  •
  Orange
  •
  Starhub
  •
  Stredocèská Energetika (STE)

Life Sciences and Healthcare

  •
  Bristol Myers Squibb
  •
  Clalit Health Services
  •
  Pfizer
  •
  Schering Plough
  •
  Serono
  •
  Teva
  •
  VITAS

High-Tech and Independent Software Vendors

  •
  Business Objects
  •
  Check Point
  •
  Chordiant
  •
  Cobalt Group
  •
  Comverse
  •
  Documentum
  •
  Indus
  •
  Interwise
  •
  Portal Software

Retail, Media, Entertainment and Publishing

  •
  Kurt Salmon Associates
  •
  Pearson Publishing
  •
  SuperSol

Manufacturing and Transportation

  •
  American Automobile Association (AAA)
  •
  Coca-Cola
  •
  EL AL Airlines
  •
  Philips
  •
  Raytheon

Business Partners and Alliances

        We have strategic alliances and partnerships with leading global software, infrastructure and consulting vendors, thereby expanding the variety of technologies and capabilities we offer to our clients. We continuously evaluate partnership opportunities and add new partners to ensure that we are positioned to deliver what we believe to be the most effective and advanced solutions to our clients. We also maintain the highest level of certification with many of our key partners in order to obtain early access to new product offerings and to influence the development of new products and offerings. We take great pride in being "technology independent" in that we approach each project we undertake with no preconceived notions regarding the technology that will ultimately be deployed, and we recommend what we believe to be the most effective technology for our clients' needs.

        We have over 100 alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographies, and with whom we conduct business, are described in the chart below.

Alliance Partner	Alliance Description
Archstone Consulting	We partner with Archstone Consulting to provide a range of business consulting and solutions services to life sciences and healthcare clients in the United States and Europe.
BEA Systems	We work with BEA Systems around the world to deliver powerful, scalable solutions built on BEA's application server, portal and EAI platforms.

Capco
We partner with Capco to provide a combination of onsite and offshore services to Capco and its clients in the financial services sector throughout the world, including co-development of products, systems integration services and application managed services.
Deloitte	We partner with Deloitte as a Tier 1 provider of IT services at locations across North America and Asia, spanning a range of verticals and service offerings.
Documentum	We partner with Documentum worldwide to deliver robust, validated and high performing document and content management systems and workflow solutions to our clients.
EMC	We are the main EMC business partner in Israel, providing customized storage solutions to enterprise clients.
IBM
We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. In addition, we have supplier agreements with IBM in the United States, Asia Pacific and Israel for services, software and hardware.
Interwise	We partner with Interwise to provide customized enterprise communication services to our clients. We also provide offshore extended development services to Interwise.
Kurt Salmon Associates (KSA)
We support the retail and consumer products industries through a business alliance with KSA, a leading management consulting firm. We work as an integral component of KSA's teams at several North American and European consumer products retailers and suppliers.
Mercury Interactive	We partner with Mercury Interactive as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
Microsoft
We work with Microsoft around the world to offer a broad array of scalable solutions built on Microsoft's.NET enterprise platform and other Microsoft platforms. We are a global Microsoft Gold Partner with certifications on many platforms and products, and we have won numerous Microsoft awards for our solutions.

SAP	We partner with SAP in Israel as the sole product and professional services arm of SAP in the country. We also partner with SAP worldwide to deliver innovative ERP solutions.
Unisys
We partner with Unisys as their sole distributor for the Unisys ES7000 enterprise server platform in Israel, providing solutions for server consolidation, business intelligence and disaster recovery planning projects.

        While we are not substantially dependent on any one of these partnerships, we believe they collectively represent a significant competitive advantage for us. Through these partnerships and alliances, we:

  •
  perform joint engagements;

  •
  gain access to additional opportunities and engagements;

  •
  influence the products and services of our partners, through participation in advisory and/or steering committees;

  •
  in several cases, enhance and extend the products of our partners;

  •
  gain early access to new technologies and products, both for us and for our clients, as well as enhanced support for their products and platforms; and

  •
  further demonstrate our qualifications for leading technologies and key verticals.

        In addition to these benefits, the relationships enhance our ability to: deliver a broad range of IT services outsourcing; provide us a channel to sell additional services to our clients, such as quality assurance and training; and make us a more attractive employer, based on our employees' use of these advanced platforms and access to our partners.

        Some of the certification levels our partners require are difficult to attain, requiring the demonstration of significant technical expertise, high levels of training and certification, the influencing of a certain amount of product sales for the partner, certain levels of investment in the products and technologies of our partners, or other factors. Our relationships with these partners are long-term, unlike typical vendor relationships.

        We have written agreements with some, but not all, of our partners and alliances. The terms of the agreements vary. In some cases our partners are restricted from using other companies to provide similar services in certain markets. Some of our partners require that we achieve certain minimum sales levels to maintain our partner status level. We have oral contracts and working arrangements with the remainder of our partners and alliances. Although these oral contracts and other arrangements may be terminated by either party at any time without penalty, they also afford greater flexibility to our partners and alliances as well as to us.

Competition

        The IT services market has become increasingly competitive in recent years as a result of the economic downturn and associated decline in IT service spending. While some vendors have not survived, others have become more aggressive and some low-cost offshore vendors have entered new markets traditionally dominated by large multinational consultancy firms. The IT services vendors with whom we compete include:

  •
  consulting firms, such as Accenture Ltd., BearingPoint, Inc. and Cap Gemini Ernst & Young;

  •
  divisions of large multinational technology firms, such as Hewlett Packard Company and IBM;

  •
  IT outsourcing firms, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Keane, Inc.;

  •
  US-based offshore IT services firms, such as Cognizant Technology Solutions Corp., Covansys Corp., Syntel Inc. and HCL Perot Systems;

  •
  large Indian IT services firms, such as Infosys Technologies Limited, Satyam Computer Services Limited, Tata Consultancy Services and Wipro Limited and smaller firms such as Patni and Symphony;

  •
  regional IT services firms in certain geographic markets, such as Matrix, Malam and Teldor in Israel, Logica and Sema in Europe, and First Consulting Group in the United States; and

  •
  in some cases, internal IT departments of our clients.

        Some of these competitors are more established, enjoy greater market recognition and have significantly greater financial, technical and marketing resources than we do. Moreover, the IT services industry is experiencing rapid changes, primarily consolidation, that are affecting the competitive landscape. These changes may result in a greater number of competitors with significantly larger resources than ours. In addition, some of our competitors have added cost competitive offshore capabilities to their service offerings, which may adversely affect our ability to compete successfully against these competitors. We expect competition to intensify in the future as current competitors enhance their service offerings and new competitors penetrate the market due to low barriers to entry. Existing or future competitors may develop or offer services and products that provide significant performance, price or other advantages over those we offer.

        Our future success will depend in part on our ability to develop and market new or enhanced services that adequately address changes in technology, industry standards and client requirements and gain commercial acceptance. Any delay or failure to develop new services or to adapt our services to technological change and market requirements could have a material adverse effect on our competitive position. We believe that the principal competitive factors in our business include the ability to:

  •
  provide and leverage deep industry vertical expertise, and integrate this expertise with superior system integration, software development, QA and support abilities to deliver tailored, high quality business solutions that generate high returns on investments;

  •
  deliver solutions quickly and cost effectively, using an integrated global delivery model with industry leading methodologies and practices and appropriate SEI certification levels;

  •
  attract and retain experienced, high-quality IT professionals;

  •
  work effectively with leading partners and alliances to offer superior solutions and drive additional business;

  •
  respond rapidly to meet the challenging demands of each engagement; and

  •
  grow and thrive in challenging economic times, so that client needs and expectations can be met reliably and continuously.

        We believe we compete favorably based on these factors, and we possess significant competitive advantages. See "—Competitive Strengths."

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We currently have no issued patents. We require employees, independent contractors and, whenever possible, vendors to enter into confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. These agreements also provide that any confidential or proprietary information disclosed to third parties in the course of our business be kept confidential by such third parties. However, our clients usually own the intellectual property in the software we develop for them.

        We regard our trade name, trademarks, service marks and domain names as important to our success. We rely on the law to protect our proprietary rights to them and we have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered our key brand "Ness" as a trademark in both Israel and in the United States.

        Third parties may assert infringement claims against us or claim that we have violated their intellectual property rights. We are obligated under some client contracts to indemnify our clients if claims are made against us alleging that we infringe on the proprietary rights of third parties. These claims, regardless of merit or ultimate outcome, could result in significant legal and other costs, harm to our reputation and a distraction to management. In particular, growth in the number of business method and software patents issued to others may greatly limit the solutions we are able to offer our clients.

Employees

        As of December 31, 2004, we employed approximately 5,025 employees, including approximately 4,345 IT professionals. None of our employees is represented by a labor union and we have not experienced any strikes or work stoppages. We believe our relations with our employees are good.

        Our employees in Israel are subject to Israeli labor laws and regulations and other special practices and employment customs. The laws and regulations principally concern matters such as paid annual vacation, paid sick days, the length of the workday, payment for overtime and severance pay. Israeli law generally requires severance pay equal to one month's salary for each year of employment upon the retirement or death of an employee or termination of employment without a valid legal reason. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Since January 1, 1995, these amounts also include payments for national health insurance. Our payments to the National Insurance Institute amount to approximately 15% of wages up to a specified amount, of which the employee contributes two-thirds and the employer contributes one-third.

        In addition, by order of the Israeli Ministry of Labor and Welfare, the provisions of a collective bargaining agreement between the Histadrut (the General Federation of Labor in Israel) and the Industrialists Association in Israel may be applicable to our employees in Israel. This collective bargaining agreement principally concerns cost of living increases, vacation and holiday pay, length of the workday, wage tariffs, termination and severance payments. We provide our employees with benefits and working conditions that are at least as favorable as the conditions specified in the collective bargaining agreement.

        Our employees are our most important asset. We believe that the quality and level of service that our professionals deliver are among the highest in the global IT services industry. We believe we provide a challenging, entrepreneurial and empowering work environment that demands dedication and a strong work ethic.

        Our training, continuing education and career development programs are primarily designed to ensure our IT professionals enhance their skill-sets in alignment with their respective roles. We continually provide our IT professionals with challenging assignments and exposure to new skills, technologies and global opportunities. We have instituted an appraisal program that incorporates a feedback system, recognizing high performers and providing constructive feedback and coaching to under performers. Leadership development is also a key part of our training program.

        We believe that our IT professionals receive competitive salaries and benefits and are eligible to participate in our stock option plans. We have also adopted a performance linked compensation program that links compensation to both the employee's and our performance.

Corporate History

        Ness Technologies Inc. was incorporated in Delaware in March 1999 in connection with the acquisition of six Israeli IT companies and their consolidation into a single operating structure. Compro Software Industries, a privately-held Israeli software consulting company founded in 1985, was acquired by our founders in December 1997 and by us in April 1999. At the time of its acquisition, Compro had a staff of approximately 170 people.

        We subsequently acquired five Israeli IT services companies:

  •
  Gilad Software and Systems Integration, a privately-held Israeli integration and networking company founded in 1990 that we acquired in April 1999. At the time of its acquisition, it had approximately 340 employees.

  •
  Contahal, a publicly-traded Israeli IT services company (traded on the Tel Aviv Stock Exchange), founded in 1970. We acquired Contahal in May 1999 and took it private in February 2000. At the time of its acquisition, it had approximately 310 employees.

  •
  Advanced Technology, or ATL, a publicly-traded Israeli IT services company (traded on the Tel Aviv Stock Exchange), founded in 1969 and engaged in systems integration, application development and consulting, with main lines of business of IS implementation, military and real time systems. We acquired ATL in August 1999, and took it private in December 1999. At the time of its acquisition, it had approximately 650 employees.

  •
  IPEX, a privately-held Israeli systems integration company founded in 1992 that we acquired in November 1999. At the time of its acquisition, it had approximately 350 employees.

  •
  IPEX ISI, a privately-held Israeli software development company founded in 1996 that we acquired in November 1999. At the time of its acquisition, it had approximately 40 employees.

        Following completion of these acquisitions, all the acquired companies (six Israeli companies in total) were consolidated into a single operating structure. The consolidation, which commenced in the second quarter of 2000 and was completed in the second quarter of 2001, involved a major reorganization effort and associated investment, including:

  •
  rationalization of facilities;

  •
  creation of a new organizational structure;

  •
  development of a new brand and identity;

  •
  creation and staffing of a new cross functional sales force;

  •
  development and installation of a new ERP system (SAP comprehensive business solution);

  •
  upgrade and consolidation of delivery methodologies and QA practices;

  •
  organic growth through hiring;

  •
  training of our staff on new internal systems and methodologies;

  •
  inception of a research and development function;

  •
  creation of our corporate knowledge sharing infrastructure; and

  •
  creation of a legal department.

        Towards the end of 2001, and after becoming a leading IT services company in Israel, we embarked on our global expansion strategy. The following material acquisitions were made as part of that strategy:

  •
  Ness U.S.A. Inc., a subsidiary formed to acquire substantially all of the internet based computer solutions assets and liabilities of Blueflame Inc., a company founded in 1985, out of Blueflame's Chapter 11 bankruptcy proceeding in November 2001. At the time of its acquisition, it had 120 employees and annual revenues of approximately $18 million.

  •
  APP Group CEE B.V., a privately-held IT services firm in the Czech Republic and Slovakia specializing in CRM, ERP, EAI, enterprise asset management and e-commerce solutions in the utilities, telecommunication, finance, government and manufacturing sectors. APP was established in 1990 and we acquired it in September 2002. At the time of its acquisition, it had approximately 180 employees. The Warburg Pincus entities that collectively are principal stockholders of ours were also principal stockholders of APP at the time of the acquisition.

  •
  Apar Holding Corp., a privately-held U.S./Indian IT services company, founded in 1998 and providing a wide range of advanced ERP, CRM and EAI software services to the financial services, manufacturing, telecom, retail sales and logistics sectors, as well as sophisticated offshore software engineering development services for large software product companies. In addition to Apar's U.S. headquarters, Apar has operations in the United Kingdom, India and Singapore, and offices in Canada, Australia, Japan and Malaysia. At the time of its acquisition, effective in June 2003, it had approximately 1,200 employees. The Warburg Pincus entities that collectively are principal stockholders of ours were also principal stockholders of Apar at the time of the acquisition.

        The acquired companies were integrated into our corporate structure, with capabilities and staff assigned to the various divisions and business groups.

        We are continuously seeking to acquire new companies and businesses in order to expand our global presence and improve our position in our current sites of operation.

Risk Factors

        Investing in our common stock involves risks. You should carefully consider the following risk factors and other information in this report before purchasing our common stock. Any of the risks described below could result in a material adverse effect on our business, results of operations and financial condition. The trading price of our common stock may decline due to any of these risks, and you could lose all or part of your investment.

  Risks Relating to Our Business

If we fail to manage our growth, our business could be disrupted and our profitability will likely decline.

        We have experienced rapid growth in recent periods through both acquisitions and organic growth. The number of our employees increased from approximately 2,240 as of December 31, 2001 to approximately 5,025 as of December 31, 2004. We expect our growth to continue to significantly strain our management and other operational and financial resources. In particular, continued growth increases the integration challenges involved in:

  •
  recruiting, training and retaining skilled technical, marketing and management personnel;

  •
  maintaining high quality standards;

  •
  preserving our corporate culture, values and entrepreneurial environment;

  •
  developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal controls; and

  •
  maintaining high levels of client satisfaction.

        The rapid execution necessary to exploit the market for our business model requires an effective planning and management process. Our systems, procedures or controls may not be adequate to support the growth in our operations, and our management may not be able to achieve the rapid execution necessary to exploit the market for our business model. Our future operating results will also depend on our ability to expand our development, sales and marketing organizations. If we are unable to manage growth effectively, our profitability will likely decline.

We may engage in acquisitions, strategic investments, partnerships, alliances or other ventures that are not successful, or fail to integrate acquired businesses into our operations, which may adversely affect our competitive position and growth prospects.

        We have in the past engaged in acquisitions, strategic investments, partnerships and alliances. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

        If we acquire another business, we may face difficulties, including:

  •
  integrating that business' personnel, products, technologies or services into our operations;

  •
  retaining the key personnel of the acquired business;

  •
  failing to adequately identify or assess liabilities of that business;

  •
  failure of that business to fulfill its contractual obligations;

  •
  failure of that business to achieve the forecasts we used to determine the purchase price; and

  •
  diverting our management's attention from normal daily operations of our business.

        These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this report, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction.

Because we derive a significant portion of our revenues from the Israeli government, a reduction of government spending in Israel on IT services would reduce, possibly materially, our revenues and profitability.

        We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, which collectively represented approximately 12% of our revenues in 2004. In 2003, Israeli government spending was reduced generally, including IT services, adversely affecting our revenues. In 2004, Israeli government spending, including IT services, remained steady. Any further reduction in Israeli government spending for political or economic reasons would reduce, possibly materially, our revenues and profitability. The Israeli economy has experienced a recession over the last three years. Although our revenues derived from agencies of the Israeli government grew each year during that period, the size of the overall Israeli IT services market decreased, putting pressure on our growth rates. As Israel re-enters a period of economic growth, we do not expect any additional short-term decrease.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

        We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our net income ranged from approximately $0.2 million to approximately $5.4 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

  •
  the size, timing and terms and conditions of significant projects;

  •
  variations in the duration, size and scope of our projects;

  •
  contract terminations or cancellation or deferral of projects;

  •
  our ability to manage costs, including personnel and support services costs, and investments required by us to maintain our existing operations and support future growth;

  •
  currency exchange fluctuations;

  •
  changes in pricing policies by us or our competitors;

  •
  the introduction of new services by us or our competitors; and

  •
  acquisition and integration costs related to possible acquisitions of other businesses.

        During recent periods, our quarterly results have fluctuated as a result of the number of working days in each period and the seasonality of client demand in the IT services industry. Typically our fourth quarter is strongest, when client demand is greatest, and the second and third quarters are weakest, when the number of working days in the quarter is lowest in Israel, currently our largest employee location. We expect these factors to continue to be significant in the future, although we believe that the impact of the number of working days on our results of operations will decrease as our international business continues to grow.

        Our clients typically retain our services for set engagements pursuant to contracts that may be terminated by them with little or no notice and without termination fees. The termination, cancellation or deferral of one or more significant projects could materially and adversely affect our operating results in any fiscal quarter. In addition, we base our current and future expense levels on our internal operating plans and sales forecasts, and our near-term operating costs are, therefore, to a large extent, fixed. As a result, we may not be able to sufficiently reduce our costs on a timely basis in any quarter to compensate for an unexpected near-term shortfall in revenues.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects.

        Our success depends largely on the contributions of our employees and our ability to attract and retain qualified personnel, including technology, consulting, engineering, marketing and management professionals. Competition for qualified personnel in the IT services industry, in the markets in which we operate, particularly in India and the United States, is intense and, accordingly, we may not be able to retain or hire all of the personnel necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled IT professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. In addition, the competition for highly skilled employees may require us to increase salaries of highly skilled employees, and we may be unable to pass on these increased costs to our clients, which would reduce our profitability.

If our clients terminate significant contracted projects or choose not to retain us for additional projects, or if we are restricted from providing services to our clients' competitors, our revenues and profitability may be negatively affected.

        Our clients typically retain us on a non-exclusive basis. Many of our client contracts, including those that are on a fixed price, fixed timeframe basis, can be terminated by the client with or without cause upon 90 days' notice or less and generally without termination related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understanding their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

  •
  financial difficulties of a current client;

  •
  a change in strategic priorities;

  •
  a demand for price reductions; and

  •
  a decision by our clients to utilize their in-house IT capacity or work with our competitors.

        These potential terminations, cancellations or delays in planned or existing engagements could make it difficult for us to use our personnel efficiently. In addition, some of our client contracts restrict us from engaging in business with certain competitors of our clients during the term of the agreements and for a limited period following termination of these agreements. Any of the foregoing factors may negatively impact our revenues and profitability.

If we fail to meet our clients' performance expectations, our reputation may be harmed, causing us to lose clients or exposing us to legal liability.

        As an IT services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality professional services and integrity. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we engage, our reputation may be damaged. In addition, a number of our contracts provide for incentive based or other pricing terms pursuant to which some of our fees are contingent on our ability to meet revenue enhancement, cost-saving or other contractually defined performance goals. Our failure to meet these goals or a client's expectations in such performance based contracts may result in a less profitable or an unprofitable engagement. Moreover, if we fail to meet our clients' performance expectations, we may lose clients and be subject to legal liability, particularly if such failure has a consequential adverse impact on our clients' businesses.

        In addition, many of our projects are critical to the operations of our clients' businesses. Our exposure to legal liability may be increased in the case of outsourcing contracts in which we become more involved in our clients' operations. While our contracts typically include provisions designed to limit our exposure to legal claims relating to our services and the solutions we develop, these provisions may not adequately protect us or may not be enforceable in all cases. The general liability insurance coverage that we maintain, including coverage for errors or omissions, is subject to important exclusions and limitations. We cannot be certain that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our profitability.

We may be required to be responsible for the performance of business partners we do not control, which could lower our margins and reduce profitability.

        In connection with some of our more complex engagements, we have been required, and may in the future be required, to assume contingent responsibility for the performance of business partners. Our being required to perform the third party obligations of these commitments could have a material adverse affect on our margins and profitability because we would be required to incur additional costs, possibly without any corresponding recovery against the third parties. While we will continue to manage liabilities or risks through rigorous transaction review, we expect that clients may require us to assume certain additional contractual obligations and potential liabilities when we are responsible for the performance of business partners we do not control.

If we fail to complete fixed price contracts on budget and on time, our reputation may be harmed, causing us to lose clients and negatively affecting our profitability.

        We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2001, 2002, 2003 and 2004, revenues from fixed price projects accounted for approximately 24%, 24%, 26% and 19% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our profitability may suffer. Historically, we have not had any cost overruns that have had a material impact on our profitability. However, we cannot be certain that this will continue to be the case.

Our success depends in part upon the senior members of our management team, and our inability to attract and retain them could have a negative effect on our ability to operate our business.

        We are highly dependent on the senior members of our management team, particularly Aharon Fogel, our chairman, Raviv Zoller, our president and chief executive officer, and Tuvia Feldman, our chief operating officer. Mr. Fogel has a strong reputation and significant business experience in the public and private sectors in Israel. Mr. Zoller has been with us since our inception, as our chief financial officer for two years and our president and chief executive officer since 2001, and has been instrumental in securing important client contracts. Mr. Feldman has been managing our operations since 2000 and is in charge of many of our successful methodologies and best practices. We do not maintain key man life insurance for any of the senior members of our management team. Competition for senior management in our industry is intense, and we may not be able to retain our senior management personnel or attract and retain new senior management personnel in the future. The loss of one or more members of our senior management team could have a negative effect on our ability to attract and retain clients, execute our business strategy and otherwise operate our business, which could reduce our revenues, increase our expenses and reduce our profitability.

Disruptions in our telecommunications infrastructure could harm our ability to operate and to deliver our services effectively, which could result in client dissatisfaction and a reduction of our revenues and results of operations.

        A significant element of our global delivery model is to continue to leverage and expand our global development centers. Our global development centers are linked with a network architecture that uses multiple telecommunication service providers and various links with alternate routing, including some routing via virtual private networks on the internet. We may not be able to maintain active voice and data communications between our various global development centers and between our global development centers and our clients' sites at all times. Any significant loss or impairment of our ability to communicate could result in a disruption in our business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and have a material adverse effect on our operations.

Our inability to protect our intellectual property rights may force us to incur unanticipated costs.

        Our success will depend, in part, on our ability to obtain and maintain protection in the United States and other countries for certain intellectual property incorporated into our software solutions and our proprietary methodologies. We may be unable to obtain patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs. In addition, existing laws of some countries in which we provide services or solutions may offer only limited protection of our intellectual property rights.

        While we attempt to retain intellectual property rights arising from client engagements, our clients often have the contractual right to such intellectual property. For intellectual property that we own, we rely upon a combination of trade secrets, confidentiality, nondisclosure and other contractual arrangements. These measures may not adequately prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

If we are unable to secure necessary additional financing, we may not be able to fund our operations or strategic growth.

        In order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all. Our failure to secure additional financing could prevent us from completing acquisitions, developing new technologies and competing effectively, all of which would have a negative impact on our continued development and growth.

Our clients' complex regulatory requirements may increase our costs, which could negatively impact our profits.

        Many of our clients, particularly those in the financial services, life sciences, healthcare and defense verticals, are subject to complex and constantly changing regulatory requirements. On occasion, these regulatory requirements change unpredictably. These regulations may increase our potential liabilities if our services are found to contribute to a failure by our clients to comply with the requirements applicable to them and may increase compliance costs as regulatory requirements increase or change. These increased costs could negatively impact our profits.

  Risks Relating to Our International Operations

Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

        We currently operate in 14 countries and intend to further penetrate key markets, primarily in North America and Europe, while establishing offshore development centers in lower-cost Asian markets. We expect to devote significant resources to this effort but may not be successful in this regard. Risks inherent in our international business activities include:

  •
  difficulties in staffing international projects and managing international operations;

  •
  difficulties in collecting accounts receivable;

  •
  local competition, particularly in North America and Europe;

  •
  imposition of public sector controls;

  •
  trade and tariff restrictions;

  •
  price or exchange controls;

  •
  limitations on repatriation of earnings;

  •
  foreign tax consequences; and

  •
  the burdens of complying with a wide variety of foreign laws and regulations.

        One or more of these factors may have a material adverse effect on our business, financial condition or results of operations.

If we fail to achieve planned growth in our offshore facilities, our ability to fulfill client commitments profitably or to fulfill them at all may be compromised.

        Our growth strategy relies in part on the expansion of our offshore development centers. If we fail to retain needed employees in India and other offshore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Wage costs in India have historically been significantly lower than wage costs in North America and Western Europe for comparably skilled professionals. However, wages in India are currently increasing at a faster rate than in North America and Western Europe, which could result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our employee compensation more rapidly than in the past to remain competitive. Compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

Regional instability in Israel and India may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

        We generated approximately 57% of our revenues in Israel in 2004. In addition, our principal offices and a substantial portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Since September 2000, there has been a marked increase in hostilities between Israel and the Palestinians. We cannot predict the effect on our business of any increase in the degree of violence by the Palestinians against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

        Some of our employees in Israel are currently obligated to perform up to 36 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty at any time under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or key employees or a significant number of other employees due to military service. Any consequent disruption in our operations could adversely affect our profitability.

        We also generate revenues from services we deliver from India. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. Although the relations between the two countries are currently improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India.

Our international operations subject us to currency exchange fluctuations, which could negatively impact our profitability.

        To date, most of our sales have been denominated in NIS and dollars, while a significant portion of our expenses, primarily labor expenses in India, is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with United States generally accepted accounting principles. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore have an adverse effect on our profitability.

Potential anti-outsourcing legislation could impair our ability to service our clients.

        Over the past year, the issue of outsourcing of services abroad by American companies has become a topic of political discussions in the United States. Measures aimed at limiting or restricting outsourcing by United States companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intensifying debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) measures that extend restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and (2) measures that affect private industry, such as tax disincentives or intellectual property transfer restrictions. If any of these measures become law, our ability to service our clients could be impaired.

Terrorist attacks or a war could negatively affect our financial results and prospects.

        Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, like the recent conflict in Iraq, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could negatively affect our financial results and prospects.

Restrictions on immigration may affect our ability to compete for and provide services in our clients' countries, which could hamper our growth and cause our revenues to decline.

        A portion of our revenues is derived from offshore outsourcing, which requires some personnel from our offshore locations in India and elsewhere to travel to client sites for rotational assignments. The ability of those IT professionals to work in North America, Europe and in other countries depends on their ability to obtain the necessary visas and work permits. The United States has recently reduced the number of H-1B visas authorized annually, and has also increased the level of scrutiny in granting H-1B, L-1 and ordinary business visas. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenues to decline.

If the governments of India or Israel were to reduce or withdraw tax benefits and other incentives they provide to us, our net income will decrease.

        Currently, we benefit from the tax benefits that India provides to the export of IT services. These benefits provide a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 36%. As a result of these incentives, our operations in India have been subject to relatively low tax rates. When these tax benefits are eliminated on March 31, 2009 as scheduled, or if they are eliminated or reduced earlier as the result of political change in India, our tax expense will increase, reducing our profitability.

        Our business operations in Israel benefit from a tax benefit granted to Israeli industrial companies, regarding the ability to file consolidated tax returns for our Israeli subsidiaries, which allows us to offset gains with losses in our Israeli subsidiaries. If the ability to file consolidated tax returns is reduced or eliminated for Israeli industrial companies, the IT industry or for our Israeli subsidiaries, our tax expense would increase, reducing our profitability. We currently have no reason to anticipate that this benefit will be withdrawn.

  Risks Relating to Our Stock

There has been limited market for our common stock. Our stock price is likely to be highly volatile and could drop unexpectedly.

        Prior to our initial public offering that commenced on September 29, 2004, there was no public market for our common stock, and we cannot assure you that an active trading market be sustained. The market price may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

  •
  changes in financial estimates or investment recommendations by securities analysts relating to our stock;

  •
  changes in market valuations of IT service providers and other high technology companies;

  •
  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  loss of a major client or changes in our employee utilization rate; and

  •
  changes in key personnel.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation, regardless of merit or ultimate outcome, would likely cause us to incur substantial costs, divert management's attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

Your ability to influence corporate decisions may be limited because our executive officers, directors and affiliated major stockholders beneficially own approximately 44.8% of our common stock.

        Our executive officers, directors and stockholders who beneficially own 5% or more of our outstanding common stock and are or were affiliated with Ness beneficially own, in the aggregate, shares representing approximately 44.8% of our outstanding common stock. As a result of their stock ownership, if these stockholders were to choose to act together, they would likely be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our charter documents and under Delaware law may prevent or delay a change of control of us and could also limit the market price of our common stock.

        Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware corporate law, may discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control would be beneficial to our stockholders. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

  •
  prohibiting the stockholders from fixing the number of our directors;

  •
  authorizing our board of directors to designate the terms of and issue new series of preferred stock without additional stockholder approvals;

  •
  limiting the individuals who may call a special meeting to our chairman, chief executive officer, the majority of our board of directors or the majority of our stockholders;

  •
  requiring advance notice for stockholder proposals and nominations; and

  •
  prohibiting stockholders from acting by written consent, unless unanimous.

        We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

        These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

Item 2. Properties

        Our principal executive office is located in leased premises of approximately 199,000 square feet in Tel Aviv, Israel. Our principal office in the United States is located in leased premises of approximately 21,000 square feet in Hackensack, New Jersey. We have offices of various sizes at more than 30 additional locations in 14 countries, all of which are leased.

        We recently completed construction of two leased state-of-the-art offshore centers containing an aggregate of approximately 180,000 square feet of space in the Indian cities of Bangalore and Mumbai.

Each of these centers contains up-to-date technology infrastructure and communications capabilities. These two facilities will be able to accommodate approximately 1,700 employees.

        We believe that there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

Item 3. Legal Proceedings

        We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on The Nasdaq National Market under the symbol "NSTC." The following table shows the high and low per share closing sale prices of our common stock, as reported on The Nasdaq National Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
2004
Third Quarter (commencing September 29, 2004)	$12.89	$11.91
Fourth Quarter	$15.60	$11.30
2005
First Quarter (through March 30, 2005)	$14.95	$11.40

        We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

        On March 30, 2005, the last reported sale price per share of our common stock on the Nasdaq National Market was $11.81. As of March 30, 2005, there were approximately 175 holders of record of our common stock, although the number of beneficial shareholders was much larger. See "Recent Developments" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our use of the proceeds from our initial public offering.

Item 6. Selected Financial Data

        You should read the following selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

        The selected consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements not included in this report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period and our results for interim periods may not be indicative of results to be expected for the entire year.

	Year ended December 31,
	2000	2001	2002(4)	2003(5)	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$162,970	$151,612	$166,576	$225,768	$304,525
Cost of revenues	114,117	105,604	104,541	158,987	212,034
Provision for losses (reverse of losses) on uncompleted contracts, net	740	—	161	788	(309)

Gross profit	48,113	46,008	61,874	65,993	92,800

Operating expenses:
Selling and marketing	18,650	18,302	19,192	21,287	25,706
General and administrative	40,495	29,679	30,168	36,115	46,042
Research and development, net	1,508	2,250	1,516	1,559	—
Goodwill amortization(1)	5,450	5,390	—	—	—
Other	—	—	198	665	—

Total operating expenses	66,103	55,621	51,074	59,626	71,748

Operating income (loss)	(17,990)	(9,613)	10,800	6,367	21,052
Financial income (expenses), net	(5,237)	(5,887)	(8,829)	(1,451)	(3,461)
Other income (expenses), net	108	(856)	(347)	(422)	(91)

Income (loss) before taxes on income	(23,119)	(16,356)	1,624	4,494	17,500
Taxes on income (tax benefit)	1,713	807	(48)	(54)	2,320
Equity in net earnings (losses) of affiliates	(291)	12	(35)	11	(647)
Minority interests in losses (earnings) of subsidiary	26	(96)	(377)	—	(156)

Income (loss) from continuing operations	(25,097)	(17,247)	1,260	4,559	14,377
Loss from discontinued operations(2)	—	(1,234)	(395)	(1,105)	—

Net income (loss)	$(25,097)	$(18,481)	$865	$3,454	$14,377

Basic net earnings (loss) per share from continuing operations(3)	$(3.04)	$(2.43)	$(0.18)	$0.20	$0.58
Basic net earnings (loss) per share(3)	$(3.38)	$(2.58)	$(0.23)	$0.13	$0.58
Diluted net earnings (loss) per share from continuing operations(3)	$(3.04)	$(2.43)	$(0.18)	$0.19	$0.53
Diluted net earnings (loss) per share(3)	$(3.38)	$(2.58)	$(0.23)	$0.12	$0.53
Weighted average number of shares used in computing basic net earnings (loss) per share	8,247	8,247	8,474	15,379	22,292
Weighted average number of shares used in computing diluted net earnings (loss) per share	8,247	8,247	8,474	16,611	24,748

(1)
Under SFAS No. 142, goodwill acquired in a business combination on or after July 1, 2001 is not amortized. Goodwill arising from acquisitions prior to July 1, 2001 was amortized until December 31, 2001, on a straight line basis over 20 years.

(2)
In January 2003, we decided to discontinue the operations of one of our subsidiaries. The operations of this subsidiary have been eliminated from our operations as a result.

(3)
Gives effect to issuance of additional shares of our common stock as payment of accrued dividends on Class B preferred stock.

(4)
In September 2002, we acquired APP Group CEE B.V. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—2003 Compared to 2002."

(5)
In June 2003, we acquired Apar. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—2003 Compared to 2002.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,799	$41,356	$43,494	$46,004	$104,229
Short-term bank deposits	238	204	—	3,248	—
Working capital	25,184	22,857	18,178	16,770	92,548
Total assets	241,227	230,854	241,883	339,483	424,756
Total debt, including current maturities	83,445	92,183	84,204	90,453	51,557
Stockholders' equity	77,218	52,887	62,365	126,355	232,480

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Disclosure Statement" and "Risk Factors."

Overview

        We are a global provider of information technology, or IT, services and end-to-end business solutions designed to help clients improve their competitiveness and effectiveness. End-to-end business solutions encompass all stages of a client's business process and incorporate all technologies and IT services related to that process. Our portfolio of solutions and services includes outsourcing, system integration and application development, software and consulting, and quality assurance and training. The primary industries, or verticals, we serve include government and defense, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors, or ISVs.

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

        Our revenues increased to $304.5 million for 2004, from $225.8 million for 2003. Net income increased to $14.4 million for 2004, from $3.5 million for 2003.

        Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In 2004, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 37% of our revenues. For 2004, the percentage of our revenues generated by public and private clients in Israel was 57%, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel was 12%. Existing clients from prior years generated more than 80% of our revenues in 2004.

        Our backlog as of December 31, 2004 was $401 million compared to $238 million as of December 31, 2003. This $163 million increase in our backlog was due exclusively to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

        For 2004, the impact of inflation and changing prices on net sales and revenues and on income from continuing operations was insignificant.

        As of December 31, 2004, we had approximately 5,025 employees, including approximately 4,345 IT professionals. Of the 5,025 employees, approximately 2,615 were in Israel, 1,315 were in India, 360 were in North America, 430 were in Europe and 300 were in the Asia Pacific region.

Recent Developments

        In October 2004, we completed an initial public offering of shares of our common stock. In connection with the offering, we offered and sold 8,303,574 shares of our common stock and certain selling stockholders offered and sold an additional 5,119,226 shares at a price of $12.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions, and estimated offering related expenses payable by us were approximately $89.3 million. We used a portion of the proceeds of this offering in the fourth quarter to reduce net debt, decreasing our net debt by $35.6 million, in line with our previously announced $40 million debt reduction plan, and we intend to apply the balance of the proceeds to fund business growth and expansion and for working capital and general corporate purposes. Our use of proceeds included $5.9 million for expansion of our infrastructure and facilities in India. We may also use a portion of the net proceeds for acquisitions of additional businesses, assets and technologies or the establishment of joint ventures.

        On March 28, 2005, we announced that we have signed a definitive agreement to acquire Radix Company SA, a privately held leading provider of IT services and solutions based in Romania. The purchase price, in the all cash transaction is €4 million, or approximately $5.2 million. In addition, should Radix achieve certain performance goals over the next two years, Ness will pay an additional amount of up to €3 million, or approximately $3.9 million. The acquisition is expected to close by April 10, 2005 and is subject to customary closing conditions. For the full year 2004, Radix Company SA generated revenues in excess of $12 million and was profitable. Radix Company SA is one of the leading Romanian IT services and solutions providers and is expected to provide synergies with Ness' current operations in Central and Eastern Europe. Upon completion of the acquisition, Radix Company SA will change its name to Ness Romania and will operate as a wholly-owned subsidiary of Ness' Dutch subsidiary, Ness Technologies, B.V.

Consolidated Results of Operations

        The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Year ended December, 31
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.8	70.4	69.6
Provision for losses (reverse of losses) on uncompleted contracts, net	0.1	0.3	(0.1)

Gross profit	37.1	29.2	30.5

Operating expenses:
Selling and marketing	11.5	9.4	8.4
General and administrative	18.1	16.0	15.1
Research and development, net	0.9	0.7	—
Other	0.1	0.3	—

Total operating expenses	30.7	26.4	23.6
Operating income	6.5	2.8	6.9
Financial expenses, net	(5.3)	(0.6)	(1.1)
Other expenses, net	(0.2)	(0.2)	(0.0)

Income before taxes on income	1.0	2.0	5.7
Taxes on income (tax benefit)	0.0	0.0	0.8
Equity in net earnings (losses) of affiliate	0.0	0.0	(0.2)
Minority interests in losses (earnings) of subsidiary	(0.2)	0.0	(0.1)

Income from continuing operations	0.8	2.0	4.7
Loss from discontinued operations	(0.2)	(0.5)	—

Net income	0.5	1.5	4.7

2004 Compared to 2003

        The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2003	2004	$	%
Revenues	$225,768	$304,525	78,757	34.9
Cost of revenues	158,987	212,034	53,047	33.4
Provision for losses (reverse of losses) on uncompleted contracts, net	788	(309)	(1,097)	(139.2)

Gross profit	$65,993	$92,800	26,807	40.6
Gross margin	29.2%	30.5%

  Revenues

        Our revenues increased from $225.8 million in 2003 to $304.5 million in 2004, representing an increase of $78.8 million, or 34.9%. The increase was due primarily to the inclusion of $40.0 million of revenues attributable to the acquisition of Apar, effective June 30, 2003, with the remaining

$38.8 million attributable to an increase in sales. The $38.8 million sales increase was primarily due to growth in outsourcing and offshore engagements, representing $23.3 million, while $15.5 million was attributable to growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from 2003 to 2004. We expect our revenues to grow in 2005 due to continued expansion into North American and European markets in key verticals, possibly including through acquisitions, and the securing of contracts from new and existing clients.

  Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts, net

        Our cost of revenues, including salaries, wages and other direct costs, increased from $159.0 million in 2003 to $212.0 million in 2004, representing an increase of $53.0 million, or 33.4%. The increase was due primarily to the acquisition of Apar, representing $28.4 million, and other costs of revenues, representing $24.6 million. The other costs of revenues are attributable primarily to growth in delivery staff needed to support our increased revenues. In 2005, we expect our cost of revenues to increase, primarily due to an increase in the number of IT professionals needed to support our expected revenue growth. In addition, our cost of revenues will likely increase due to increases in salaries, especially in India, where there is strong demand for experienced IT professionals. We expect that this increase will be partially offset by our greater use of resources in lower cost regions. The change in our provision for losses (reverse of losses) on uncompleted contracts, net, changed from $1.0 million in 2003 to ($0.3) million in 2004, as a result of net changes in our fixed price project loss provisions.

  Gross Profit

        Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts, net) increased from $66.0 million in 2003 to $92.8 million in 2004, representing an increase of $26.8 million, or 40.6%. The increase was primarily due to the inclusion of $11.6 million of gross profit from the Apar acquisition, and the increase in our revenues along with an increase in our gross margin, together representing $15.2 million. Gross margin for 2004 was 30.5%, compared to 29.2% in 2003. The increase in gross margin resulted primarily from an increase in billable utilization. We define billable utilization as the total billable hours in a period divided by the total available hours of our professionals in that period. In 2005, we expect that gross profit will increase as a result of our anticipated revenue growth.

        The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2003	2004	$	%
Selling and marketing	$21,287	$25,706	4,419	20.8
General and administrative	36,115	46,042	9,927	27.5
Research and development, net	1,559	—	(1,559)	(100.0)
Other	665	—	(665)	(100.0)

Total operating expenses	59,626	71,748	12,122	20.3

Operating income	$6,367	$21,052	14,685	230.6

  Selling and marketing

        Selling and marketing expenses increased from $21.3 million in 2003 to $25.7 million in 2004, representing an increase of $4.4 million, or 20.8%. This increase was due primarily to the inclusion of $1.4 million of expenses attributable to the Apar acquisition, a $1.9 million increase in marketing expenses, increases in our sales commissions and other sales expenses of $0.7 million, and a $0.4 million increase in client-based asset amortization. The increase in marketing expenses related primarily to our efforts to enhance our brand recognition. The increase in client-based asset amortization was due primarily to an increased cumulative cost of amortization of client-based assets that we acquired in connection with the Apar acquisition. In 2005, we expect selling and marketing expenses to increase to support growth in new vertical markets and regions. In addition, we expect a modest increase in our marketing expenses to enhance our brand recognition.

  General and administrative

        General and administrative expenses increased from $36.1 million in 2003 to $46.0 million in 2004, representing an increase of $9.9 million, or 27.5%. This increase was due primarily to inclusion of $8.3 million of expenses attributable to the Apar acquisition and other general and administrative expenses of $1.6 million. These other general and administrative expenses were necessary to support our revenue growth. In 2005, we expect our general and administrative expenses to increase to support our anticipated revenue growth. We also expect to incur certain additional expenses associated with being a public company, including implementation of compliance measures required by the Sarbanes-Oxley Act.

  Research and development, net

        Research and development expenses decreased from $1.6 million in 2003 to no material expenses in 2004. These expenses were comprised solely of the development of Ness ISI's dbMotion system. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI's results in our financial statements.

  Other

        Other expenses decreased from $0.7 million in 2003 to no expenses in 2004. The expense in 2003 resulted from the consolidation of certain corporate and branch administrative services in the United States.

        The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2003	2004	$	%
Operating income	$6,367	$21,052	14,685	230.6
Financial expenses, net	(1,451)	(3,461)	(2,010)	138.5
Other expenses, net	(422)	(91)	331	(78.4)

Income before taxes on income	4,494	17,500	13,006	289.4
Taxes on income (tax benefit)	(54)	2,320	2,374	N/A
Equity in net earnings (losses) of affiliates	11	(647)	(658)	N/A
Minority interests in losses (earnings) of subsidiary	—	(156)	(156)	N/A

Income from continuing operations	4,559	14,377	9,818	215.4
Loss from discontinued operations	(1,105)	—	1,105	(100.0)

Net income	$3,454	$14,377	10,923	316.2

  Financial expenses, net

        Financial expenses, net, increased from $1.5 million in 2003 to $3.5 million in 2004, representing an increase of $2.0 million, or 138.5%. The increase was due primarily to the changes in the exchange rate for the dollar against the NIS. For 2005, we expect financial expenses to decline, as investment income from the proceeds of our initial public offering and our reduced debt service expenses partially offset anticipated currency exchange-related expenses.

  Other expenses, net

        Other expenses, net, decreased from $0.4 million in 2003 to $0.1 million in 2004. Termination of property in 2003, which resulted in a capital loss, representing an estimated $0.4 million, was the primary expense in 2003.

  Taxes on income (tax benefit)

        Our taxes on income (tax benefit) changed from a benefit of $54,000 in 2003 to taxes of $2.3 million in 2004. This change was due to the increase in our income before taxes and the depletion of our net operating loss carry forwards in Israel and the United States. We expect that our effective tax rate in 2005 will benefit from net operating loss carry forwards in Europe and will decrease slightly in each subsequent year due to an increase in the proportion of services performed in India, where we benefit from a tax holiday. In 2009, the tax holiday will terminate, at which time we expect our effective tax rate to increase significantly.

  Equity in net earnings (losses) of affiliates

        Equity in net earnings (losses) of affiliates changed from earnings of $11,000 for 2003 to losses of $0.6 million in 2004. This change was due to a one-time capital loss related to our reduced ownership of our affiliate, Ness ISI (now known as dbMotion Ltd.), in 2004. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI's results in our financial statements.

  Minority interests in losses (earnings) of subsidiary

        Minority interests in losses (earnings) of subsidiary changed from no earnings in 2003 to losses of $0.2 million in 2004. This change was insignificant. In 2005, we expect minority interest in losses of subsidiary to remain small, as we acquired substantially all of the minority interest in Ness U.S.A. on February 28, 2005, through the exchange offer filed on November 12, 2004, as amended.

  Income from continuing operations

        Income from continuing operations increased from $4.6 million in 2003 to $14.4 million in 2004, representing an increase of $9.8 million, or 215.4%. The increase in net income was due primarily to our increase in operating income of $14.7 million, partially offset by our increased financial expenses of $2.0 million, the increase in our income taxes of $2.4 million and our decrease in equity in net earnings (losses) of affiliates of $0.7 million.

  Loss from discontinued operations

        In 2003, we recognized a net loss after taxes of $1.1 million, compared to no loss for 2004. The loss was attributable to the closing of an insignificant line of business.

  Net income

        Net income increased from $3.5 million in 2003 to $14.4 million in 2004, representing an increase of $10.9 million, or 316.2%. The increase in net income was due primarily to our increase in operating income of $14.4 million and the retirement on December 31, 2003 of losses from discontinued operations of $1.1 million, partially offset by our increased financial expenses of $2.0 million, the increase in our income taxes of $2.4 million and our decrease in equity in net earnings (losses) of affiliates of $0.7 million.

2003 Compared to 2002

        The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2002	2003	$	%
Revenues	$166,576	$225,768	59,192	35.5
Cost of revenues	104,541	158,987	54,446	52.1
Provision for losses on uncompleted contracts, net	161	788	627	389.4

Gross profit	$61,874	$65,993	4,119	6.7
Gross margin	37.1%	29.2%

  Revenues

        Our revenues increased from $166.6 million in 2002 to $225.8 million in 2003, representing an increase of $59.2 million, or 35.5%. The increase was due primarily to the inclusion of $36.3 million representing six months of revenues for Apar, acquired effective as of June 30, 2003, the inclusion of $14.4 million representing a full year of revenues for APP, acquired in September 2002, and an additional increase in revenues of $8.5 million. Based on internal management operating data, the additional increase in revenues was due to an increase in sales to existing clients of an estimated $8.8 million, sales to new clients, representing an estimated $5.7 million, and currency exchange effects of an estimated $2.9 million, partially offset by reduced spending by clients in our life sciences and healthcare vertical, representing an estimated ($5.4) million, and other revenue decreases, representing ($3.5) million. These other revenue decreases were attributable to billing rate pressures in many of our verticals. In terms of our service offerings, based on estimates derived from internal management operating data, our $59.2 million revenue increase was primarily due to growth in outsourcing and offshore engagements, representing $38.6 million, while $20.6 million was due to growth in our other offerings. The growth in outsourcing and offshore engagements was the result of our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and market demand for these services. In 2003, we implemented methodologies that allowed us to win large scale outsourced engineering contracts, managed labs and reusable offerings. Our increased sales to new and existing clients in our other offerings, representing $20.6 million, was a result of strong customer relationships and new sales initiatives. The billing rate, or price, pressure we experienced was due to increased competition resulting from the slowdown in the IT services market during the 2002 & 2003 period, in response to which we lowered our billing rates, accounting for the ($3.5) million decrease noted above. IT services rates have subsequently stabilized, and we do not currently expect additional pricing pressure in the near future. The life sciences and healthcare IT services market has also stabilized, and we currently do not foresee a decrease in the near future.

  Cost of revenues and provision for losses on uncompleted contracts, net

        Our cost of revenues, including salaries, wages and other direct costs, increased from $104.5 million in 2002 to $159.0 million in 2003, representing an increase of $54.4 million, or 52.1%. The increase was due primarily to an increase in the number of IT professionals resulting from our September 2002 acquisition of APP, representing $10.5 million, and the June 2003 acquisition of Apar, representing $25.7 million, an estimated $13.2 million of additional expense to support our organic revenue growth, net, and an estimated $5.4 million in currency exchange effects, partially offset by compensation reductions among our billable staff, representing an estimated ($0.8) million. The compensation reductions were both required and enabled by adverse market conditions. We had approximately 1,970 IT professionals at the end of 2002, which increased to approximately 3,480 at the end of 2003. The change in our provision for losses on uncompleted contracts, net, increased from $0.2 million in 2002 to $0.8 million in 2003, as a result of net changes in our fixed price project loss provisions.

  Gross profit

        Our gross profit (revenues less cost of revenues and provision for losses on uncompleted contracts, net) increased from $61.9 million in 2002 to $66.0 million in 2003, representing an increase of $4.1 million, or 6.7%. The increase was primarily due to the inclusion of $10.6 million of gross profit from the Apar acquisition, offset partially by a decrease in our gross margin from 37.1% in 2002 to 29.2% in 2003. The decrease in gross margin resulted from the shift in our mix of business toward an increased focus on outsourcing, representing an estimated ($2.0) million, pricing pressures in the IT services industry, representing an estimated ($3.5) million, and currency fluctuations, representing an estimated ($2.5) million. The decrease was partially offset by our cost reductions and improvement in billable utilization, representing approximately $1.0 million. Our acquisition and integration of Apar and APP did not significantly affect our gross margin, as each acquired company was operating at gross margins similar to ours prior to its acquisition. We decided to increase our focus on outsourcing, despite its lower margin, to take advantage of a new revenue source and to increase our backlog by increasing our proportion of multi-year contracts.

        The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2002	2003	$	%
Selling and marketing	$19,192	$21,287	2,095	10.9
General and administrative	30,168	36,115	5,947	19.7
Research and development, net	1,516	1,559	43	2.8
Other	198	665	467	235.9

Total operating expenses	51,074	59,626	8,552	16.7

Operating income	$10,800	$6,367	(4,433)	(41.0)

  Selling and marketing

        Selling and marketing expenses increased from $19.2 million in 2002 to $21.3 million in 2003, representing an increase of $2.1 million, or 10.9%. This increase was due primarily to the inclusion of $1.2 million of selling and marketing expenses related to the Apar acquisition. Selling and marketing expenses include amortization of client based assets, which was $29,000 in 2002 and $0.3 million in 2003. This increase in amortization was due primarily to the increased cumulative cost of amortization of client based assets realized through the Apar acquisition.

  General and administrative

        General and administrative expenses increased from $30.2 million in 2002 to $36.1 million in 2003, representing an increase of $5.9 million, or 19.7%. The increase was a result of the Apar acquisition representing $8.7 million, offset by a decrease in general and administrative expenses of $2.8 million. This decrease related to our cost savings, consisting primarily of the consolidation of procurement arrangements and the more efficient use of our general and administrative overhead. General and administrative expenses represented 18.1% of revenues in 2002 and decreased to 16.0% of revenues in 2003. This decrease as a percentage of revenues was due primarily to increased efficiency in our operations and to our cost-management measures.

  Research and development, net

        Research and development expenses, net, increased from $1.5 million in 2002 to $1.6 million in 2003. This increase was insignificant. These expenses were comprised solely of the development of Ness ISI's dbMotion system and we do not expect significant research and development expenses in the future.

  Other

        In 2002, we incurred non-recurring expenses of $0.2 million, compared to $0.7 million in 2003. These expenses resulted from the consolidation of certain corporate and branch administrative services in the United States.

        The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2002	2003	$	%
Operating income	$10,800	$6,367	(4,433)	(41.0)
Financial expenses, net	(8,829)	(1,451)	7,378	(83.6)
Other expenses, net	(347)	(422)	(75)	21.6

Income before taxes on income	1,624	4,494	2,870	176.7
Tax benefit	(48)	(54)	(6)	12.5
Equity in net earnings (losses) of affiliates	(35)	11	46	N/A
Minority interests in losses (earnings) of subsidiary	(377)	—	377	(100.0)

Income from continuing operations	1,260	4,559	3,299	261.8
Loss from discontinued operations	(395)	(1,105)	(710)	179.7

Net income	$865	$3,454	2,589	299.3

  Financial expenses, net

        Financial expenses, net, decreased from $8.8 million in 2002 to $1.5 million in 2003, representing a decrease of $7.4 million, or 83.6%. The reduction was due primarily to lower interest rates on our long-term and short-term loans and the lower exchange rate for the dollar against the NIS.

  Other expenses, net

        Other expenses, net, increased from $0.3 million in 2002 to $0.4 million in 2003, representing an increase of $0.1 million, or 21.6%. This change was insignificant.

  Tax benefit

        Our tax benefit was $48,000 in 2002 and $54,000 in 2003. This change was insignificant.

  Equity in net earnings (losses) of affiliates

        Equity in net earnings (losses) of affiliates increased from a loss of $35,000 in 2002 to earnings of $11,000 in 2003. This change was due to the increase in the net earnings of our affiliate, Ness Matach.

  Minority interests in earnings of subsidiary

        Minority interests in earnings of subsidiary decreased from ($0.4) million in 2002 to zero in 2003. This decrease was due to the decrease in net earnings of our subsidiary Ness U.S.A. Because we consolidate 100% of net losses for this subsidiary, there was no minority interest for 2003, when the subsidiary experienced a net loss.

  Income from continuing operations

        Income from continuing operations increased from $1.3 million in 2002 to $4.6 million in 2003, representing an increase of $3.3 million, or 261.8%. This increase was due primarily to the decrease in our financial expenses offset by the decrease in our operating income.

  Loss from discontinued operations

        In 2002, we recognized a net loss after taxes of $0.4 million compared to a net loss after taxes of $1.1 million for results of discontinued operations in 2003. These losses were attributable to the closing of an insignificant line of business.

  Net income

        Net income increased from $0.9 million in 2002 to $3.5 million in 2003, representing an increase of $2.6 million, or 299.3%. The increase in net income was due primarily to the decrease in financial expenses, offset by the decrease in operating income. Operating income decreased due primarily to the lower exchange rate of the dollar. The lower exchange rate of the dollar caused a concurrent decrease in financial expenses, leading to an increase in net income.

Quarterly Results of Operations

        The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2004. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003(1)	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 31, 2004	Dec 30, 2004
	(unaudited) (dollars in thousands)
Revenues	$47,574	$44,788	$64,327	$69,079	$71,146	$73,879	$77,152	$82,348
Cost of revenues	32,605	32,426	45,288	48,668	48,848	51,785	53,969	57,432
Provision for losses (reverse of losses) on uncompleted contracts, net	162	161	224	241	(442)	(43)	26	150

Gross profit	14,807	12,201	18,815	20,170	22,740	22,137	23,157	24,766
Operating expenses:
Selling and marketing	4,794	4,996	5,634	5,863	6,086	6,044	6,822	6,754
General and administrative	6,732	6,638	11,263	11,482	11,448	11,749	10,945	11,900
Research and development, net	532	584	37	406	—	—	—	—
Other	—	—	460	205	—	—	—	—

Total operating expenses	12,058	12,218	17,394	17,956	17,534	17,793	17,767	18,654

Operating income (loss)	2,749	(17)	1,421	2,214	5,206	4,344	5,390	6,112
Financial income (expenses), net	(676)	1,000	(1,820)	44	(2,369)	(781)	(1,177)	866
Other income (expenses), net	(231)	(25)	536	(702)	84	11	(16)	(170)

Income before taxes on income	1,842	958	137	1,556	2,921	3,574	4,197	6,808
Taxes on income (tax benefit)	(22)	(11)	(2)	(19)	(111)	596	473	1,362
Equity in net earnings (losses) of affiliates	19	20	18	(45)	(615)	(33)	(3)	4
Minority interests in losses (earnings) of subsidiary	141	71	74	(286)	—	(35)	(30)	(91)

Income from continuing operations	2,024	1,060	231	1,244	2,417	2,910	3,691	5,359
Loss from discontinued operations	(460)	(244)	(42)	(359)	—	—	—	—

Net income	$1,564	$816	$189	$885	$2,417	$2,910	$3,691	$5,359

(1)
In June 2003, we acquired Apar. See "—Consolidated Results of Operations—2003 Compared to 2002."

Liquidity and Capital Resources

  Overview

        As of December 31, 2004, we had cash and cash equivalents amounting to $104.2 million compared to $46.0 million as of December 31, 2003. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax.

  Cash Flows

        The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year ended December 31,
	2003	2004
Net cash provided by operating activities	$4,894	$15,568
Net cash used in investing activities	(9,186)	(9,041)
Net cash provided by financing activities	3,825	51,583
Effect of exchange rate changes on cash and cash equivalents	2,977	115

Increase in cash and cash equivalents	2,510	58,225
Cash and cash equivalents at the beginning of the period	43,494	46,004

Cash and cash equivalents at the end of the period	$46,004	104,229

        2004 compared to 2003

        Net cash provided by operating activities was $15.6 million in 2004, compared to $4.9 million in 2003. The major factor contributing to the change was an increase in our net income, representing $10.9 million.

        Net cash used in investing activities was $9.0 million in 2004, compared with $9.2 million in 2003. This decrease was primarily due to higher capital spending on property and equipment, mainly in India, representing $6.3 million, and an increase in capitalization of software development, representing $2.2 million, partially offset by a reduction in the sale of short term bank deposits, representing $3.4 million.

        Net cash provided by financing activities was $51.6 million in 2004, compared to $3.8 million in 2003. The increase was primarily due to net proceeds from our initial public offering, representing $89.3 million, partially offset by payment of long term and short term loans, net, representing $30.7 million.

        The effect of exchange rate changes on cash and cash equivalents was $0.1 million in 2004, compared to $2.5 million in 2003. The change was primarily due to the steady exchange rate for the dollar during 2004 compared to the declining exchange rate for the dollar during 2003.

  Long-term and Short-term Debt

        At December 31, 2004, we had aggregate short-term and long-term bank borrowings of $51.6 million, consisting of various notes denominated in dollars and NIS with interest rates (in various currencies and linked to various indices) ranging from approximately 5% to 8% and a weighted average interest rate of approximately 6%, with maturities of two to five years. These aggregate bank borrowings included $25.0 million from Bank Hapoalim, with an interest rate of approximately 5.5% and maturity of three years; $15.7 million from Israel Discount Bank, with interest rates of approximately 5% to 8% and maturities of two to four years; and $10.8 million from five other lenders, in amounts ranging from $1.0 million to $3.1 million, with interest rates of approximately 5% to 7% and maturities of up to three years. The maximum interest rate for our dollar-linked borrowings is approximately 5.5%, and for NIS-linked borrowings is approximately 8%.

  Anticipated Capital Expenditures

        We used a portion of the proceeds of this offering in the fourth quarter to reduce net debt, decreasing our net debt by $35.6 million, in line with our previously announced $40 million debt reduction plan, and used an additional $5.9 million for expansion of our infrastructure and facilities in India. Following the use of proceeds, our only material indebtedness is amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

  •
  limitations on incurring debt;

  •
  prohibition on pledging assets;

  •
  prohibition on distributing dividends;

  •
  stockholders' equity must not be less than 30% of its total assets;

  •
  EBITDA must not be less than 9.5% of revenues and not less than NIS 34 million; and

  •
  limitations on merging or transferring assets.

        In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of December 31, 2004, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Off-Balance Sheet Arrangements

        We do not have any significant off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or any synthetic leases.

Contractual Obligations

        Our major outstanding contractual obligations relate to our long-term debt, operating leases and accrued severance pay. We have no long-term obligations more than five years. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2004 (dollars in thousands).

	Total	Less than 1 year	1-3 years	4 years
Long-term debt	$50,282	$13,364	$35,381	$1,537
Operating leases	21,299	5,158	12,597	3,544

Total	$71,581	$18,522	$47,978	$5,081

        Our obligation for accrued severance pay under Israel's Severance Pay Law as of December 31, 2004 was $36.8 million, of which $33.6 million was funded through deposits into severance pay funds, leaving a net obligation of $3.2 million.

Recent Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, reached a consensus on Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statements No. 128" ("EITF 03-06"), related to "participating securities" and the application of the "two-class method" under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). EITF 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share. The consensuses of EITF 03-06 should be applied retroactively beginning with the first reporting period (annual or interim) beginning after March 31, 2004. The adoption of EITF 03-06 did not have a significant impact on our financial statements.

        On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Generally, the approach in Statement 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values while SFAS 123R requires all share-based payments to employees to be recognized based on their fair values. SFAS 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard is effective for companies in the first interim period beginning after June 15, 2005. We do not expect the adoption of SFAS 123R to have a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        We do not engage in trading market-risk instruments or purchasing hedging or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. We do not use derivative financial instruments for speculative trading purposes.

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

Item 8. Financial Statements and Supplementary Data

        See the index included on page F-1, Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

Changes in Internal Control

        As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

Item 9B. Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2005 in connection with our annual meeting of stockholders (the "Proxy Statement") under the headings "Executive Officers," "Election of Directors," "Corporate Governance Principles and Board Matters," "Director Compensation" and "Compliance with Section 16(a) of the Exchange Act."

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Principal Accounting Fees and Services."

PART IV

Item 15.    Exhibits, Financial Statements and Schedules

(a)   List of documents filed as part of this report:

1.    Financial Statements as of December 31, 2004 and December 31, 2003 and for the three years ended December 31, 2004 included in Part II of this Form 10-K:

        Consolidated Balance Sheets

        Consolidated Statements of Income

        Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

        Schedule II—Valuation and Qualifying Accounts of Ness Technologies, Inc.

3.    Exhibit Index

        The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number		Description
*	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
*	3.2	Amended and Restated Bylaws of the Registrant.
**	4.1	Specimen Certificate for the Registrant's common stock.
**	10.1	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
**	10.2	Registration Rights Agreement, dated as of May 13, 1999, between the Registrant and Velston Pte. Ltd.
**	10.3	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
**	10.4	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
**	10.5	Loan Agreement, dated as of July 29, 1999, between Israel Discount Bank Ltd. and Nesstech Advanced Technologies (1999) Ltd.
**	10.6	Loan Agreement, dated as of July 29, 1999, between Bank Hapoalim B.M. and Nesstech Advanced Technologies (1999) Ltd.
+**	10.7	Apar Holding Corp. Employees' Equity Plan.
+**	10.8	Ness Technologies, Inc. 1999 Share Option Plan.
+**	10.9	Ness Technologies, Inc. 2001 Stock Option Plan.

+**	10.10	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+**	10.11	Ness Technologies, Inc. 2003 Stock Option Plan.
+**	10.12	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+**	10.13	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+**	10.14	Services Agreement, dated as of July 1, 2003, between Ness Technologies Holdings Ltd. and GLY —Technological Horizons Ltd. (English translation).
+**	10.15	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**	10.16	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**	10.17	Employment Agreement, dated as of May 14, 2004, between the Registrant and Yaron Garmazi.
+**	10.18	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**	10.19	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**	10.20	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**	10.21	Employment Agreement Addendum, dated as of August 27, 2000, between the Registrant and Tuvia Feldman.
+**	10.22	Summary of Meeting, dated May 3, 2001, between Raviv Zoller and Tuvia Feldman (English translation).
+**	10.23	Agreement, dated as of February 1, 1999, between Compro Software Industries (1997) Ltd. and Lea Atad (English translation).
+**	10.24
		Transition Agreement and Continuity of Rights, dated as of July 1, 1999, between Ness Technologies and Ventures Ltd. (formerly Compro Software Industries (1997) Ltd.), Ness B.S.G. Ltd. (formerly Contahal Ltd.) and Lea Atad (English translation).
+**	10.25	Offer Letter, dated January 29, 2004, between the Registrant and Ivan Hruska.
+**	10.26	Contract of Employment, effective as of March 1, 2004, between the Registrant and Ivan Hruska.
+**	10.27	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**	10.28	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**	10.29	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
**	10.30	Form of Indemnification Agreement by and between the Registrant and its officers and directors.

**	10.31	Stock Purchase Agreement, dated as of August 30, 2002, among the shareholders of APP Group CEE B.V. listed therein and the Registrant.
**	10.32	Merger Agreement, dated as of May 12, 2003, among the Registrant, Ness Acquisition Corp., Apar Holding Corp. and the shareholders of Apar Holding Corp. listed therein.
	14	Code of Business Conduct and Ethics
**	21	Subsidiaries of the Registrant.
	23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
**	24	Powers of Attorney.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	Consent of Gartner, Inc.

*
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.

**
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.

+
Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tel Aviv, State of Israel on the 30th day of March, 2005.

NESS TECHNOLOGIES, INC. (Registrant)
By:	/s/ RAVIV ZOLLER Raviv Zoller President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raviv Zoller and Yaron Garmazi as his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments to this report, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AHARON FOGEL Aharon Fogel	Chairman of the Board	March 30, 2005
/s/ RAVIV ZOLLER Raviv Zoller	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2005
/s/ YARON GARMAZI Yaron Garmazi	Chief Financial Officer (principal financial and accounting officer)	March 30, 2005
/s/ RAJEEV SRIVASTAVA Rajeev Srivastava	Director	March 30, 2005
/s/ HENRY KRESSEL Henry Kressel	Director	March 30, 2005
/s/ MORRIS WOLFSON Morris Wolfson	Director	March 30, 2005

/s/ HAGAI LAVI Hagai Lavi	Director	March 30, 2005
/s/ SATYAM C. CHERUKURI Satyam C. Cherukuri	Director	March 30, 2005
/s/ DAN SUESSKIND Dan Suesskind	Director	March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

NESS TECHNOLOGIES INC.

        We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the "Company") and its subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Tel-Aviv, Israel March 1, 2005	/s/ KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,004	$104,229
Short-term bank deposits	3,248	—
Marketable securities	368	383
Trade receivables (net of allowance for doubtful accounts of $1,785 and $2,154 at December 31, 2003 and 2004, respectively)	61,067	75,188
Unbilled receivables	14,921	20,327
Other accounts receivable and prepaid expenses	8,442	9,122
Inventories	1,348	1,168
Total assets attributed to discontinued operations	1,314	—

Total current assets	136,712	210,417

LONG-TERM ASSETS:
Long-term prepaid expenses	2,067	3,655
Marketable securities	144	69
Deferred income taxes	5,626	4,823
Severance pay fund	30,421	33,558

Total long-term assets	38,258	42,105

PROPERTY AND EQUIPMENT, NET	14,436	18,879

INTANGIBLE ASSETS, NET	2,485	4,197

GOODWILL	147,592	149,158

Total assets	$339,483	$424,756

        The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and par value data)

	December 31,
	2003	2004
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$8,898	$1,275
Current maturities of long-term debt	21,703	13,364
Trade payables	29,802	31,280
Advances from customers	3,940	7,679
Other accounts payable and accrued expenses	54,604	64,271
Total liabilities attributed to discontinued operations	995	—

Total current liabilities	119,942	117,869

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	59,852	36,918
Excess of losses over investment in affiliate	286	306
Accrued severance pay	32,912	36,888
Minority interests	136	295

Total long-term liabilities	93,186	74,407

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Common stock of $0.01 par value—
Authorized: 46,500,000 shares at December 31, 2003 and 76,500,000 shares at December 31, 2004; issued and outstanding: 16,460,138 shares at December 31, 2003 and 32,772,578 at December 31, 2004	164	328
Class B Convertible Preferred stock of $0.01 par value—
Authorized: 4,676,986 shares at December 31, 2003 and no shares at December 31, 2004; issued and outstanding: 4,676,986 shares at December 31, 2003 and no shares at December 31, 2004	47	—
Class C Convertible Preferred stock of $0.01 par value—
Authorized: 3,500,000 shares at December 31, 2003 and no shares at December 31, 2004; issued and outstanding: 3,352,654 shares at December 31, 2003 and no shares at December 31, 2004	34	—
Preferred stock of $0.01 par value—
Authorized: 323,014 shares at December 31, 2003 and 8,500,000 shares at December 31, 2004; no shares issued and outstanding at December 31, 2003 and 2004	—	—
Additional paid-in capital	171,786	270,967
Deferred stock compensation	(365)	(152)
Accumulated other comprehensive loss	(4,111)	(2,045)
Accumulated deficit	(41,200)	(36,618)

Total stockholders' equity	126,355	232,480

Total liabilities and stockholders' equity	$339,483	$424,756

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2002	2003	2004
Revenues	$166,576	$225,768	$304,525
Cost of revenues	104,541	158,987	212,034
Provision for losses (reverse of losses) on uncompleted contracts, net	161	788	(309)

Gross profit	61,874	65,993	92,800

Operating expenses:
Selling and marketing	19,192	21,287	25,706
General and administrative	30,168	36,115	46,042
Research and development, net	1,516	1,559	—
Other	198	665	—

Total operating expenses	51,074	59,626	71,748

Operating income	10,800	6,367	21,052
Financial expenses, net	(8,829)	(1,451)	(3,461)
Other expenses, net	(347)	(422)	(91)

Income (loss) before taxes on income	1,624	4,494	17,500
Taxes on income (tax benefit)	(48)	(54)	2,320
Equity in net earnings (losses) of affiliate	(35)	11	(647)
Minority interests in earnings of subsidiary	(377)	—	(156)

Income from continuing operations	1,260	4,559	14,377
Loss from discontinued operations	(395)	(1,105)	—

Net income	$865	$3,454	$14,377

Allocation of undistributed earnings on Class B Convertible Preferred stock	$(2,780)	$(1,445)	$(1,356)

Net income (loss) after allocation of undistributed earnings	$(1,915)	$2,009	$13,021

Net earnings (loss) per share:
Basic net earnings (loss) per share from continuing operations	$(0.18)	$0.20	$0.58

Basic net loss per share from discontinued operations	$(0.05)	$(0.07)	$—

Basic net earnings (loss) per share	$(0.23)	$0.13	$0.58

Diluted net earnings (loss) per share from continuing operations	$(0.18)	$0.19	$0.53

Diluted net loss per share from discontinued operations	$(0.05)	$(0.07)	$—

Diluted net earnings (loss) per share	$(0.23)	$0.12	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

			Class B Convertible Preferred stock		Class C Convertible Preferred stock
	Common stock								Accumulated other comprehensive Income (loss)
							Additional paid-in capital	Deferred stock compensation		Accumulated deficit	Total comprehensive Income (loss)	Total Stockholders' Equity
	Stock	Amount	Stock	Amount	Stock	Amount
Balance as of January 1, 2002	8,247,861	$82	4,676,986	$47	3,352,654	$34	$102,134	$—	$(3,891)	$(45,519)		$52,887
Issuance of Common stock related to Ness CEE and Ness USA acquisitions	1,548,510	16	—	—	—	—	11,734	—	—	—		11,750
Exercise of options granted to an investor	27,262	*	—	—	—	—	385	—	—	—		385
Stock based compensation related to warrants granted to banks	—	—	—	—	—	—	45	—	—	—		45
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(3,568)	—	$(3,568)	(3,568)
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	—	—	—	—	—	1	—	1	1
Net income	—	—	—	—	—	—	—	—	—	865	865	865

Total comprehensive loss											$(2,702)

Balance as of December 31, 2002	9,823,633	$98	4,676,986	$47	3,352,654	$34	$114,298	$—	$(7,458)	$(44,654)		$62,365

*
Represents an amount lower than $1.

The accompanying notes are an integral part of the financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

			Class B Convertible Preferred stock		Class C Convertible Preferred stock
	Common stock								Accumulated other comprehensive Income (loss)
							Additional paid-in capital	Deferred stock compensation		Accumulated deficit	Total comprehensive Income (loss)	Total Stockholders' Equity
	Stock	Amount	Stock	Amount	Stock	Amount
Balance as of December 31, 2002	9,823,633	$98	4,676,986	$47	3,352,654	$34	$114,298	$—	$(7,458)	$(44,654)		$62,365
Issuance of Common stock and options related to Ness GSG and Ness CEE acquisition	6,226,458	62	—	—	55,594	—			—	—		55,656
Exercise of warrants granted to banks	113,192	1	—	—	210	—			—	—		211
Exercise of options granted to employees	176,228	2	—	—	1,168	—			—	—		1,170
Exercise of options granted to investors	120,627	1			1							2
Deferred stock compensation related to Ness GSG acquisition	—	—		—		—	548	(548)	—	—		—
Reversal of deferred stock compensation in respect of forfeitures related to Ness GSG acquisition	—	—		—		—	(78)	78	—	—		—
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—		—	—	—	—	105	—	—		105
Stock based compensation related to warrants granted to banks	—	—		—	—	—	45	—	—	—		45
Comprehensive income:
Foreign currency translation adjustments	—	—		—	—	—	—	—	3,350	—	$3,350	3,350
Unrealized losses on available-for-sale marketable securities, net of taxes	—		—	—	—	—	—	—	(3)	—	(3)	(3)
Net income	—	—		—	—	—	—	—	—	3,454	3,454	3,454

Total comprehensive income											$6,801

Balance as of December 31, 2003	16,460,138	$164	4,676,986	$47	3,352,654	$34	$171,786	$(365)	$(4,111)	$(41,200)		$126,355

*
Represents an amount lower than $1.

The accompanying notes are an integral part of the financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands

			Class B Convertible Preferred stock		Class C Convertible Preferred stock
	Common stock								Accumulated other comprehensive Income (loss)
							Additional paid-in capital	Deferred stock compensation		Accumulated deficit	Total comprehensive Income (loss)	Total Stockholders' Equity
	Stock	Amount	Stock	Amount	Stock	Amount
Balance as of December 31, 2003	16,460,138	$164	4,676,986	$47	3,352,654	$34	$171,786	$(365)	$(4,111)	$(41,200)		$126,355
Initial Public Offering **	16,114,115	162	(4,676,986)	(47)	(3,352,654)	(34)	99,061	—	—	(9,795)		89,347
Exercise of warrants granted to investors	175,078	2	—	—	—	—	—	—	—	—		2
Exercise of options granted to employees	23,247	*	—	—	—	—	41	—	—	—		41
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—	—	—	—	—	—	213	—	—		213
Stock based compensation related to warrants granted to banks	—	—	—	—	—	—	45	—	—	—		45
Stock based compensation related to options extended to terminated employees	—	—	—	—	—	—	34	—	—	—		34
Comprehensive income:	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,117	—	$2,117	2,117
Unrealized losses on available-for-sale marketable securities, net of taxes	—	—	—	—	—	—	—	—	(51)	—	(51)	(51)
Net income	—	—	—	—	—	—	—	—	—	14,377	14,377	14,377

Total comprehensive income											$16,443

Balance as of December 31, 2004	32,772,578	$328	—	$—	—	$—	$270,967	$(152)	$(2,045)	$(36,618)		$232,480

Accumulated unrealized losses from available- for-sale marketable securities, net of taxes									$(94)
Accumulated foreign currency translation adjustment									(1,951)

Accumulated other comprehensive loss as of December 31, 2004									$(2,045)

*
Represents an amount lower than $1.

**
Issuance of Common stock, conversion of Class B and Class C Convertible Preferred stock, conversion of undistributed earnings resulting from the cumulative accumulated dividend on Class B Preferred stock and issuance of additional Common stock as a result of an anti-dilution provision on Class C Preferred stock, net of issuance expenses in the amount of $10,296, in respect of the Company's initial public offering.

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$865	$3,454	$14,377
Adjustments required to reconcile net income to net cash provided by operating activities:
Amortization of deferred stock compensation related to Ness GSG acquisition	—	105	213
Stock based compensation related to warrants granted to banks	45	45	45
Stock-based compensation related to options extended to terminated employees	—	—	34
Equity in net (earnings) losses of affiliates	35	(11)	647
Minority interests in earnings of subsidiary	377	—	156
Currency fluctuation of long-term debt	4,760	(3,276)	131
Accrued interest on long-term debt	(1,251)	(1,056)	(850)
Depreciation and amortization	2,847	3,449	5,117
Deferred income taxes, net	(1,630)	(2,148)	(610)
Loss on sale of property and equipment	119	36	108
Trading marketable securities, net	1,065	(37)	(9)
Decrease (increase) in trade receivables	(4,956)	1,519	(12,298)
Decrease (increase) in unbilled receivables	1,631	(6,498)	(5,115)
Decrease (increase) in other accounts receivable and prepaid expenses	952	(454)	1,103
Decrease (increase) in inventories	(791)	308	219
Decrease (increase) in long-term prepaid expenses	(162)	948	(1,498)
Increase in trade payables	4,679	4,461	848
Increase (decrease) in advances from customers	1,710	(2,226)	3,534
Increase in other accounts payable and accrued expenses	4,440	5,500	8,527
Increase (decrease) in accrued severance pay, net	(1,996)	775	889

Net cash provided by operating activities	12,739	4,894	15,568

Cash flows from investing activities:
Net cash provided (paid) from acquisitions of consolidated subsidiaries(a)	819	(9,165)	—
Proceeds from decrease in investment in a subsidiary, net of cash in the subsidiary at the time it ceased being consolidated	—	—	(168)
Proceeds from sale of short-term bank deposits	190	6,577	3,176
Proceeds from sale of property and equipment	2,484	516	544
Purchase of property and equipment and capitalization of software developed for internal use	(2,543)	(6,600)	(9,881)
Capitalization of software development costs	—	(514)	(2,712)

Net cash provided by (used in) investing activities	950	(9,186)	(9,041)

The accompanying notes are an integral part of the consolidated financial statements.

	Year ended December 31,
	2002	2003	2004
Cash flows from financing activities:
Issuance of Common stock in respect of the Company's Initial Public Offering	$—	$—	$99,643
Issuance costs in respect of the Company's Initial Public Offering	—	—	(10,296)
Exercise of options and warrants	385	1,383	43
Short-term bank credit, net	(7,385)	2,346	(7,121)
Proceeds from long-term debt	24,570	20,445	33,856
Principal payment of long-term debt	(24,635)	(20,349)	(18,688)
Pre payment of long-term debt in respect of the Company's Initial Public Offering	—	—	(45,854)

Net cash provided by (used in) financing activities	(7,065)	3,825	51,583

Effect of exchange rate changes on cash and cash equivalents	(4,486)	2,977	115

Increase in cash and cash equivalents	2,138	2,510	58,225
Cash and cash equivalents at the beginning of the year	41,356	43,494	46,004

Cash and cash equivalents at the end of the year	$43,494	$46,004	$104,229

(a)
In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the dates of related acquisitions were as follows:

Working capital (capital deficiency), net (excluding cash and cash equivalents)	$(900)	$16,598
Property and equipment	347	2,401
Long-term loans and convertible loan	(2,000)	—
Accrued severance pay	(450)	—
Minority interests	279	—
Goodwill	12,882	44,308
Customer related intangible assets	773	1,514

	10,931	64,821
Issuance of shares	(11,750)	(55,656)

Net cash paid (provided) from acquisitions of consolidated subsidiaries	$(819)	$9,165

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$6,838	$4,449	$3,905

Taxes	$892	$2,520	$862

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL

a.
Ness Technologies, Inc. ("the Company") was incorporated under the laws of the State of Delaware, in March 1999, and operates through its subsidiaries (together "the Group") in Israel, the United States, Europe and Asia.

  The Group is a global provider of information technology ("IT") services and solutions designed to help clients improve their competitiveness and effectiveness. The Group's portfolio of solutions and services includes system integration and application development, outsourcing, software and consulting, and quality assurance and training. Offshore services and development are a significant component of each of these categories. The Group primarily serve the following vertical markets: defense and government, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors.

  On September 29, 2004, the Securities and Exchange Commission declared effective the Company's Registration Statement in respect of its Initial Public Offering ("IPO"). The closing of the Company's IPO occurred on October 4, 2004 (see also Note 14a).

b.
Acquisitions of subsidiaries:

1.
Ness GSG Inc. ("Ness GSG"):

    Effective June 2003, the Company acquired through merger all of the outstanding stock of Ness GSG (formerly, Apar Holding Corp.) for the purpose of expanding the Group's IT services capabilities. Ness GSG is a corporation incorporated under the laws of the Commonwealth of Pennsylvania, with operations in Asia, the United States and Europe. Ness GSG specializes in hardware and software consulting. Some of the principal stockholders of the Company, who owned approximately 53% of the outstanding Common stock of Ness GSG prior to the acquisition, received 3,955,169 shares of the Company's Common stock upon the closing of the merger.

    The total consideration of $67,650 (including $1,542 of transaction costs) for the merger consisted of (i) the issuance of 6,221,712 shares of the Company's Common stock valued at the fair value of $52,677, (ii) the assumption of options to purchase 540,121 shares of the Company's Common stock at a weighted average exercise price of $3.64 per share valued at the fair value of $ 2,979 of which $548 was allocated to deferred stock compensation (see Notes 14b5 and 14b8) and (iii) $ 11,000 in cash. The value of the options issued was determined based on the Black & Scholes options pricing model. Pursuant to the merger agreement, the Company agreed to issue additional shares of Common stock to the stockholders of Ness GSG if and when the Company issues shares of Common stock in exchange for the remaining shares of Ness U.S.A. (see also Note 1b3). The Company agreed to issue the number of shares necessary to preserve the ownership percentage of the former stockholders of Ness GSG to the same percentage ownership they held prior to the issuance of such shares to the Ness U.S.A. remaining stockholders in exchange for their Ness U.S.A. shares. These shares will be recorded at their par value and reduced from additional paid-in capital, when and if issued. The transaction was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The results of Ness GSG operations have been included in the Group's consolidated financial statements since July 1, 2003.

    Based upon a valuation of tangible and intangible assets acquired, the Group has allocated the total cost of the acquisition to Ness GSG's assets and liabilities as follows:

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

    Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Group from the acquisition, as well as Ness GSG's skilled and specialized workforce. The goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill arising from acquisitions will not be amortized (see also Note 2k).

    The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

    a.
    Ness GSG's current assets and liabilities are recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment are presented at current replacement cost. Long-term debt is presented at present value of amounts to be paid determined at appropriate current interest rates.

    b.
    The value assigned to the customer-related intangibles amounted to $1,514. The fair value of Ness GSG's customer base was determined using the Income Approach.

      Pro forma results:

      The following unaudited pro forma information does not purport to represent what the Group's results of operations would have been had the merger been consummated on January 1, 2002 and 2003, nor does it purport to represent the results of operations of the Group for any future period.

      Pro forma results of operations for the period:

	Year ended December 31,
	2002	2003
	(unaudited)
Revenues	$218,071	$256,453

Net income	$4,179	$1,979
Allocation of undistributed earnings on Class B Convertible Preferred stock	(3,110)	(1,180)

Net income after allocation of undistributed earnings	$1,069	$800

Basic and diluted net earnings per share	$0.06	$0.04

Weighted average number of shares of Common and Preferred stock used in computation of basic net earnings per share (in thousands)	17,108	18,490

Weighted average number of shares of Common and Preferred stock used in computation of diluted net earnings per share (in thousands)	18,141	19,722

      Effective August 1, 2004, Ness GSG was merged into the Company, and, as a result, the Ness GSG operating subsidiaries are direct, rather than indirect, subsidiaries.

  2.
  Ness CEE B.V. ("Ness CEE"):

    Effective September 30, 2002, the Company's subsidiary acquired all of the stock of Ness CEE (formerly, APP Group CEE B.V.), an IT company organized under the laws of the Czech Republic, for the purpose of expanding the Group's IT service capabilities. Some of the principal stockholders of the Company owned approximately 78% of Ness CEE prior to the acquisition and received 723,768 shares of the Company's Common stock upon the closing of the transaction.

    The total consideration of $7,280 (including $205 of transaction costs) consisted of (i) the issuance of 906,086 shares of the Company's Common stock valued at the fair value of $6,550 and (ii) the assumption of options to purchase 164,582 shares of Common stock of the Company at a weighted average exercise price of $8.90 per share valued at the fair value of $525 (see Notes 14b8 and 14b10). The value of the options issued was determined based on the Black & Scholes options pricing model. The transaction was accounted for by the purchase method of accounting according to SFAS No. 141. The results of Ness CEE have been included in the Group's consolidated financial statements since October 1, 2002.

    Based upon a valuation of tangible and intangible assets acquired, the Company's subsidiary has allocated the total cost of the acquisition to Ness CEE's assets and liabilities as follows:

At September 30, 2002
Cash and cash equivalents	$1,024
Trade receivables	2,226
Other accounts receivable	393
Other long-term tangible assets	95
Property and equipment	301

Total tangible assets acquired	4,039

Customer related intangible assets (five years useful life)	583
Goodwill	7,438

Total intangible assets acquired	8,021

Total tangible and intangible assets acquired	12,060

Accounts payable	(695)
Other accounts payable	(1,923)
Long-term loan and convertible loan from stockholders	(2,000)
Other liabilities assumed	(162)

Total liabilities assumed	(4,780)

Net assets acquired	$7,280

    In connection with the acquisition of Ness CEE pursuant to the stock purchase agreement, certain stockholders of Ness CEE extended the maturity of an existing loan to Ness CEE in an amount of $2,000, of which $1,000 may be converted at any time prior to September 2004 at the sole discretion of these holders into shares of the Company's Common stock at a conversion price of $18.07 per share. The loan is U.S. dollar denominated and bears interest of 2.95%. A maximum of 55,340 shares of the Company's Common stock are issuable upon such conversion. The maturity dates of the loan and the convertible loan are September 30, 2005 and September 30, 2004, respectively. As of December 31, 2004 the loan was classified to current maturities and the convertible loan was fully repaid. The Company had accounted for the convertible loan under Emerging Issues Task Force ("EITF") No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", no beneficial conversion feature existed.

    Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Group from the acquisition, as well as Ness CEE's skilled and specialized workforce. The goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill arising from acquisitions will not be amortized (see also Note 2k).

NOTE 1—GENERAL

    The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

    a.
    Ness CEE's current assets and liabilities are recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values, due to their short-term maturity. Property and equipment are presented at current replacement cost. Long-term debt is presented at present value of amounts to be paid determined at appropriate current interest rates.

    b.
    The value assigned to the customer-related intangible assets amounted to $583. The fair value of Ness CEE's customer base was determined using the Income Approach.

    Pro forma results:

    The following unaudited pro forma information does not purport to represent what the Group's results of operations would have been had the acquisitions consummated on January 1, 2002, nor does it purport to represent the results of operations of the Group for any future period.

    Pro forma results of operations for the period:

Year ended December 31, 2002
(unaudited)
Revenues	$174,052

Net income (loss)	$1,048
Allocation of undistributed earnings on Class B Convertible Preferred stock	(2,780)

Net loss after allocation of undistributed earnings	$(1,732)

Basic and diluted net loss per share	$(0.19)

Weighted average number of shares of Common and Preferred stock used in computation of basic and diluted net loss per share (in thousands)	9,154

  3.
  Ness U.S.A. Inc. ("Ness U.S.A."):

    On October 25, 2001, the Company and other investors incorporated Ness U.S.A., a corporation incorporated under the laws of the State of Delaware, for the purpose of acquiring certain assets and assuming certain liabilities of Blueflame Inc. ("Blueflame") out of Blueflame's Chapter 11 bankruptcy proceeding. On the date of incorporation, the Company held 68% of the outstanding Common stock of Ness U.S.A. and other investors held the remaining 32% of the outstanding Common stock of Ness U.S.A. On November 1, 2001, Ness U.S.A. acquired these assets with a fair market value of approximately $6,656 for cash consideration and related purchase costs totaling approximately $5,140. The transaction was accounted for by the purchase method of accounting according to SFAS No. 141. The results of Ness U.S.A. operations have been included in the Group's consolidated financial statements since October 25, 2001.

    Ness U.S.A. is a full-service business and advanced technology solutions provider to the life sciences, financial services, telecommunications and other industries. Ness U.S.A. offers technical and management consulting services intended to create business improvements by building integrated business process and technology solutions to strategic problems.

    In addition to the consideration paid at closing, the Company agreed to the following contingent payments:

    a.
    An amount equal to 50% of the pre-closing accounts receivable actually collected by the Company in excess of $6,000, net of prepayments.

    b.
    Payment of a contingent promissory note in the amount of $750, following the occurrence of the earlier of the following two events:

    (i)
    The sum of $750, if Ness U.S.A.'s annual EBITDA, as defined in the asset purchase agreement relating to the acquisition, in each of any two calendar years during the period commencing on January 1, 2002 and ending December 31, 2005 exceeds $5,000; or

    (ii)
    Upon the sale or liquidation of Ness U.S.A., or its merger with an unrelated party, whereby:

    (1)
    if the qualifying transaction occurred prior to December 31, 2003, the contingent payment would have been equal to the aggregate consideration in excess of $4,500, but not more than $750.

    (2)
    if the qualifying transaction occurs after December 31, 2003 but prior to January 1, 2005, the contingent payment will be equal to $650, unless the consideration for such qualifying transaction is in excess of $6,600, in which case the contingent payment will be equal to $750.

    (3)
    if the qualifying transaction occurs after December 31, 2004 but prior to January 1, 2006, the contingent payment will be equal to $550, unless the consideration for such qualifying transaction is equal to or in excess of $750.

    As the purchase price was lower than the fair market value of the net assets acquired, but is subject to contingent payment, the Company recorded at the date of acquisition, the lesser of the maximum amount of contingent consideration or the excess over cost (prior to any pro rata reduction of assets acquired) as if it were a liability until the consideration contingency is resolved.

    In respect of the contingent promissory note, a liability in the amount of $750 has been recorded among long-term liabilities as of December 31, 2003. As of December 31, 2004 the liability was classified in current liabilities.

    On December 27, 2002, the Company acquired additional stock of Ness U.S.A. from certain of the employees and other private investors so that, as of December 31, 2003, the Company holds 86% of Ness U.S.A.'s Common stock. The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141. The total consideration of $5,001 (including $323 transaction costs) for the shares purchased consisted of the issuance of 647,170 shares of the Company's Common stock valued at a fair value of $ 4,678.

    Under the securities exchange agreement, the Company agreed to offer the remaining stockholders of Ness U.S.A. (all of whom are employees of Ness U.S.A.) shares of Common stock in exchange for their shares of Ness U.S.A. at the same exchange ratio used in the December 2002 exchange on the earliest date practicable after receiving a no-action letter from the SEC or completing an initial public offering ("IPO") of the Company's Common stock. Assuming that all of these holders of Ness U.S.A. stock elect to accept the exchange offer, when made, Ness U.S.A. will become a wholly owned subsidiary of the Company and the Company will issue an aggregate of 262,319 shares of its Common stock in exchange for the Ness U.S.A. shares. On November 12, 2004, the Company filed a Registration Statement with the Securities and Exchange Commission in respect of the shares of Common stock that the Company will offer in exchange for the remaining shares of Ness U.S.A.'s Common stock that the Company does not currently own (see also Note 18c).

    Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the incremental cost of the additional stock acquisition to Ness U.S.A.'s assets and liabilities as follows:

At December 27, 2002
Cash and cash equivalents	$1,290
Trade receivables	830
Other accounts receivable and prepaid expenses	230
Property and equipment	21

Total tangible assets acquired	2,371

Customer related intangible assets (five years useful life)	190
Goodwill	4,528

Total intangible assets acquired	4,718

Total tangible and intangible assets acquired	7,089

Trade payable	(110)
Other accounts payable and accrued expenses	(1,805)
Long-term debt	(173)

Total liabilities assumed	(2,088)

Net assets acquired	$5,001

    Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Group from the acquisition, as well as Ness U.S.A.'s skilled and specialized workforce. The goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill arising from acquisitions will not be amortized (see also Note 2k).

    The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

    a.
    Ness U.S.A.'s current assets and liabilities are recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment are presented at current replacement cost. Long-term debt is presented at present value of amounts to be paid determined at appropriate current interest rates.

    b.
    The value assigned to the customer-related intangibles amounted to $190. The fair value of Ness U.S.A.'s customer base was determined using the Income Approach.

  4.
  In 2002 and 2003, the Group acquired five small Israeli IT services companies for aggregate consideration of $971 and $1,009, respectively. In addition, as part of these acquisitions, in 2002 the Company issued options to acquire 25,834 shares of the Company's Common stock at an exercise price of $8.47 per share related to the former investors (see Note 15b10). The fair value of options issued was determined based on the Black & Scholes option pricing model. The acquisitions were accounted for by the purchase method of accounting according to SFAS No. 141.

    The excess of the cost over the fair market value of the assets acquired as of December 31, 2002 and 2003 amounted to $916 and $ 784, respectively, and was recorded as goodwill.

  c.
  Discontinued Operations:

    In November 2003, the Group decided to discontinue the operations of one of its subsidiaries. The facts and circumstances leading to this disposal included the generation of losses from operations during previous years and the characterization of the operations of this subsidiary which was substantially different from the Group's core business. The Group ceased the operations and disposed of all assets that could not be used elsewhere by this subsidiary. The operations and cash flows of this subsidiary have been eliminated from the operations of the Company as a result of the disposal. The Group's plan of discontinuance involved (i) termination of all employees whose time was substantially devoted to this business and who could not be used elsewhere in the Company's operations, including payment of all statutory and contractual severance amounts, by the end of the fourth quarter of 2003 and (ii) disposal of the equipment that could not be used elsewhere, because the Company has no reasonable expectation of being able to sell such equipment for any amounts substantially greater than the cost of disposal or shipping. As of December 31, 2003, these operations were actually terminated. The discontinued operations were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

    The results of operations, including revenue, operating expenses and other expenses of the discontinued business for 2002 and 2003, have been reclassified in the accompanying statements of operations as discontinued operations. The Group's consolidated balance sheet at December 31, 2003 reflects the liabilities (most of which are trade payables and other accounts payable) attributed to discontinued operations, in the amount of $995 and assets (most of which are trade receivables and other accounts receivable) attributed to discontinued operations, in the amount of $1,314. As of December 31, 2004, no related balance sheet liabilities or assets exist.

NOTE 1—GENERAL

    Summary operating results from the discontinued operations for the years ended December 31, 2002 and 2003 are as follows:

	Year ended December 31,
	2002	2003
Revenues	$1,659	$1,150
Cost of revenues	1,288	1,289

Gross profit (loss)	371	(139)
Selling and marketing expenses	169	15
General and administrative expenses	397	885

Operating loss	(195)	(1,039)
Other expenses	200	66

Net loss from discontinued operations	$(395)	$(1,105)

  d.
  Revenues from agencies of the government of Israel:

    For the years ended December 31, 2002, 2003 and 2004, the percentage of the Group's revenues derived, in aggregate, from agencies of the government of Israel was 17%, 14% and 12%, respectively.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

  a.
  Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  b.
  Financial statements in U.S. dollars:

    The Company's subsidiaries' transactions are recorded in local currencies. The Company has designated the U.S. dollar as the primary functional currency of its operations in the United States, the NIS as the primary functional currency of its subsidiaries' operations in Israel, and local currencies as the primary functional currencies of its operations elsewhere.

    Accordingly, for all companies of which the dollar is the functional currency, monetary accounts maintained in other currencies are remeasured into U.S. dollars, in accordance with SFAS No. 52 "Foreign Currency Translation". All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statement of income as financial income or expenses, as appropriate.

    For those foreign subsidiaries whose functional currency has been determined to be their local currency, assets and liabilities are translated at year-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

    The financial statements of affiliates reported using the equity method of accounting, whose functional currency has been determined to be their local currency, have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The resulting aggregate translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

  c.
  Principles of consolidation:

    The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the Group, have been eliminated in consolidation.

  d.
  Cash equivalents and short-term bank deposits:

    Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired.

    Short-term bank deposits are deposits with maturities of more than three months but less than one year. The short-term bank deposits are presented at their costs including accrued interest.

  e.
  Marketable securities:

    The Group accounts for investments in equity securities (other than those under the equity method) in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

    In accordance with SFAS No. 115, the Group has designated certain of its marketable securities as trading securities. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities as well as interest on such securities are included as financial income or expenses, as appropriate.

    Certain other marketable securities have been designated as available-for-sale. Accordingly, these equity securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

  f.
  Inventories:

    Inventories are stated at the lower of cost or market value. Inventories represent supplies using the "first-in, first-out" method.

  g.
  Investment in affiliates:

    Investment in affiliate reflects a 50% investment in the Ordinary shares of a privately held company, in which the Company can exercise significant influence over operating and financial policies, but does not assume control. The investment in this affiliate is accounted for by the equity method. As the Company guaranteed the obligations of this entity and provides further financial support, reflecting its share of ownership it recorded an excess of losses over this investment.

    Investment in another affiliate reflects the currently reduced voting interest of 33% in a former wholly-owned subsidiary, in which the Company can exercise significant influence over operating and financial policies, but no longer assumes control.

    The reduction in investment, in 2004, is due to a $6,000 financing round led by two unaffiliated venture capital investors. This investment could be reduced further to 27% pending the grant and exercise of options. As the new investors were issued Preferred shares with dividend rights and liquidation preferences, no gain was recognized by the Company.

    As the Company is the sole holder of the Ordinary shares of the affiliate, it adjusted the carrying amount of the investment to recognize the entire losses of the affiliate. However, as the Company has not guaranteed the obligations of the affiliate and has not otherwise committed to provide further financial support for it, the Company discontinued applying the equity method to its investment when the investment account was reduced to zero.

    Differences between the balances of excess of losses over investments in affiliates as of December 31, 2003 and 2004 derive from accumulated net losses and foreign currency translation adjustments.

  h.
  Property and equipment:

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20-33
Motor vehicles	15
Office furniture and equipment	6-15
Leasehold improvements	By the shorter of the term of the lease and the life of the asset

    The Group accounts for costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Since these assets are not considered ready for their intended use they are not being amortized as of December 31, 2004.

  i.
  Other intangible assets:

    Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Customer related intangible assets are amortized over a period of 5 years.

  j.
  Impairment of long-lived assets:

    The Group's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, no impairment losses have been identified.

  k.
  Goodwill:

    Goodwill represents excess of the costs over the net fair value of the assets of businesses acquired. Under SFAS No. 142, goodwill acquired in business combinations on or after July 1, 2001 shall not amortized, and goodwill acquired in prior periods ceased to be amortized since January 1, 2002.

    SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than amortized as previous accounting standards required. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. The test was based on the Group's single operating segment and reporting unit structure Fair value is determined using discounted cash flows and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit. The Company has elected to perform its analysis of goodwill during the fourth quarter of the year. As of December 31, 2004, no impairment losses were identified.

  l.
  Revenue recognition:

    The Group's portfolio of solutions and services includes: 1) system integration and application development services for which revenues are generated from long term fixed-price contracts; 2) outsourcing, consultation, quality assurance and training services for which revenues are generated from either fixed-price basis or time-and-materials basis contracts; and; 3) sales of third party software licenses.

    1)
    Revenues from Information Technology ("IT") services (including system integration and application development services) are generated from fixed-price contracts according to which the time between the signing of the contract and the final customer acceptance is over a period generally exceeding one year. Fees are payable upon completion of agreed upon milestones, and subject to customer acceptance. Following customer acceptance for a certain milestone and only thereafter, services could be performed for the next milestone. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", using contract accounting on a percentage of completion method, in accordance with the "Input Method". The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and subcontractors costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

      Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

      The Group believes that the use of the percentage of completion method is appropriate as the Group has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and the terms of settlement, including in cases of terminations for convenience. In all cases the Group expects to perform its contractual obligations and its customers are expected to satisfy their obligations under the contract. In cases where enforceable rights could not be demonstrated, revenues are recognized in accordance with the completed-contract-cost method.

      According to SOP No. 81-1, costs that are incurred for a specific anticipated contract are being deferred, subject to evaluation of their probable recoverability, and only if the costs can be directly associated with a specific anticipated contract. Such deferred costs are recorded as unbilled contract costs.

      Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.

      Advances from customers include unearned amounts under system integration and application development services.

    2)
    Outsourcing, consultation, quality assurance and training services are performed under either fixed-price basis or time-and-materials basis contracts. Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Under time-and-materials contracts, the Group is reimbursed for labor hours at negotiated hourly billing rates. Such service contracts are not in the scope of SOP No. 81-1, and accordingly, related revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition in Financial Statement". If a contract involves the provision of a single element, revenues are recognized as those services are performed or over the term of the related agreements, provided that, an evidence of an arrangement has been obtained, fees are fixed and determinable and collectibility is reasonably assured.

      If a contact involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The fair value of those elements is determined based on the price charged for those elements when sold separately. The Group's accounting policy complies with the revenue determination requirements set forth in EITF No. 00-21, "Revenue Arrangement with Multiple Deliverables", relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

      Deferred revenue includes unearned amounts under outsourcing, consultation, quality assurance, training services contracts, maintenance and support.

    3)
    Sales of third-party software licenses are recognized in accordance with SOP No. 97-2, "Software Revenue Recognition", as amended. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the element. In addition, the Group has adopted SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". SOP No. 98-9 requires that revenue be recognized under the "residual method" when Vendor Specific Objective Evidence ("VSOE") of fair value exists for all undelivered elements, VSOE does not exist for all of the delivered elements and all other SOP No. 97-2 criteria are met. Under the residual method, any discount in the arrangement is allocated to the delivered elements.

      Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

      Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support agreement. The VSOE of fair value of the undelivered elements (maintenance, support and services) is determined based on the price charged for the undelivered element when sold separately.

      In respect of such arrangements the Group follows the guidance of EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The Group records revenue on a gross basis representing the amount that has been billed to a customer when the Group bears the risks and rewards of ownership including the risk of loss for collection, latitude in establishing product pricing above a specific minimum price and the credit risk in the event collection is not made from a customer. When the Group performs as an agent without assuming the risk and rewards of ownership, revenues are recorded on a net basis.

  m.
  Accounting for stock-based compensation:

    The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and FASB Interpretation ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its employee stock options plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

    The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—transition and disclosure", which amended certain provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the prior fiscal year. The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

    Pro forma information regarding the Company's net income (loss) and net earnings (loss) per Common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

    The fair value for options granted in 2002, 2003 and 2004 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	2002	2003	2004
Dividend yield	0%	0%	0%
Expected volatility	0.42	0.52	0.50
Risk-free interest	3.1%	2.5%	2.5%
Expected life of up to (in years)	4	4	4

    Pro forma information under SFAS No. 123, is as follows:

	Year ended December 31,
	2002	2003	2004
Net income (loss) available to Common stock—as reported	$(1,915)	$2,009	$13,021
Add—allocation of undistributed earnings on Class B Convertible Preffered stock — as reported	2,780	1,445	1,356
Deduct—proforma allocation of undistributed earnings on Class B Convertible Preferred stock	(2,780)	(1,117)	(1,022)
Add—stock-based employee compensation—intrinsic value	—	105	247
Deduct—stock-based employee compensation—fair value	(1,126)	(1,931)	(3,299)

Pro forma net income (loss)	$(3,041)	$511	$10,303

Basic net earnings (loss) as reported	$(0.23)	$0.13	$0.58

Diluted net earnings (loss) as reported	$(0.23)	$0.12	$0.53

Pro forma basic net earnings (loss)	$(0.36)	$0.03	$0.46

Pro forma diluted net earnings (loss)	$(0.36)	$0.03	$0.41

    The Company applies SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date as defined in EITF No. 96-18.

  n.
  Research and development costs:

    SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Group's product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, net of participation of the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the "OCS"), when applicable. Significant costs incurred by the Group between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (up to three years). As of December 31, 2004 capitalized software development costs have not been amortized since related products were not yet ready for general release. The Group assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2004.

  o.
  Royalty-bearing grants:

    Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Company's subsidiaries are entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs (see also Note 17a).

  p.
  Net earnings (losses) per share:

    Basic net earnings (losses) per share are computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive convertible Preferred stock considered outstanding during each year, in accordance with the guidance of EITF No. D-95 "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share". Diluted net earnings per share are computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of Common stock considered outstanding during the year, in accordance with SFAS No. 128, "Earnings Per Share".

    The total weighted average number of shares related to the outstanding options, warrants, Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings (losses) per share, as they would have been anti-dilutive for all periods presented, was 10,749,757, 4,870,696 and 186,401 for the years ended December 31, 2002, 2003 and 2004, respectively.

  q.
  Income taxes:

    The Group accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Group provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

  r.
  Concentrations of credit risk:

    Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, trade receivables and unbilled receivables.

    Cash and cash equivalents and short-term bank deposits are mainly invested with major banks in Israel, the United States and Europe. Cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Group's funds are financially sound, and accordingly minimal credit risk exists with respect to these funds.

    Trade receivables and unbilled receivables of the Group are derived from sales to customers located throughout the world. The Group performs ongoing credit evaluations of its clients and, to date, have not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Group has determined to be doubtful of collection, and in accordance with an aging key.

    The Group has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts or foreign hedging arrangements.

  s.
  Severance pay:

    Certain of the Company's Israeli subsidiaries' liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. These companies' liability for all of their employees is fully provided for by monthly deposits with severance pay funds, insurance policies and by accrual. The value of these policies is recorded as an asset in the Group's balance sheet.

    The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

    Severance expenses for the years ended December 31, 2002, 2003 and 2004 were $1,735, $2,208 and $2,516 respectively.

  t.
  Fair value of financial instruments:

    The following methods and assumptions were used by the Group in estimating fair value and disclosures for financial instruments:

    (i)
    The carrying amounts of cash and cash equivalents, short-term bank deposits, trade receivables, unbilled receivables, short-term bank credit and trade payables approximate their fair values due to the short-term maturity of such instruments.

    (ii)
    The fair market value of marketable securities is based on quoted market prices (see Note 3).

    (iii)
    The carrying amounts of the Group's long-term debt and long-term lease deposits approximate their fair value, estimated by discounting the future cash flows, using incremental borrowing rates for similar type of arrangements.

  u.
  Advertising costs:

    Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2002, 2003 and 2004 were $775, $922 and $821 respectively.

  v.
  Impact of recently issued accounting pronouncements:

    In March 2004, the EITF reached a consensus on Issue No. 03-06, "Participating Securities and the two-Class Method under FASB Statements No. 128", related to "participating securities" and the application of the "two-class method" under SFAS No. 128. EITF No. 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share. The consensuses of EITF No. 03-06 should be applied retroactively beginning with the first reporting period (annual or interim) beginning after March 31, 2004. The adoption of EITF No. 03-06 did not have a significant impact on the Group's financial statements.

    On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while SFAS No. 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS No. 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after June 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS No. 123(R) and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement may have a significant impact on the results of operations and net earnings per share of the Company as the Company will be required to expense the fair value of all share based payments.

  w.
  Reclassification:

    Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—MARKETABLE SECURITIES

  The following is summary of trading and available-for-sale marketable securities:

	December 31, 2003			December 31, 2004
	Cost	Gross unrealized losses	Estimated fair value	Cost	Gross unrealized losses	Estimated fair value
Available-for-sale:
Equity securities (a)	$211	$(67)	$144	$211	$(142)	$69

(a)
The change in the value of available-for-sale marketable securities, excluding those resulting from gross unrealized losses, is related to foreign currency translation adjustments.

  The fair value of the Group's trading securities as of December 31, 2003 and 2004 was $368 and $383 respectively.

  During 2002, 2003 and 2004, the Company recorded losses of $47, $42 and $32 respectively, on trading securities under financial expenses, net.

NOTE 4—OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2003	2004
Government authorities	$1,194	$852
Deferred income taxes (see also Note 12e)	2,108	3,653
Employees (1)	1,327	823
Prepaid expenses	3,483	2,224
Others	330	1,570

	$8,442	$9,122

(1)
Loans to employees bear 4% interest and are linked to the Israeli Consumer Price Index ("CPI"). Certain employee loans are forgiven upon certain conditions including their continued employment with the Company and accordingly are recognized as an expense as they are earned by the employees. Immediately after completion of the Company's Initial Private Offering ("IPO"), loans to officers were repaid.

NOTE 5—PROPERTY AND EQUIPMENT, NET

  a.
  Composition of assets grouped by major classification is as follows:

	December 31,
	2003	2004
Cost:
Computers and peripheral equipment	$21,649	$26,961
Motor vehicles	422	181
Office furniture and equipment	5,152	5,422
Leasehold improvements	6,721	9,745

	33,944	42,309
Accumulated depreciation	19,508	23,430

Depreciated cost	$14,436	$18,879

    Depreciation expenses for the years ended December 31, 2002, 2003 and 2004 were $2,818, $3,162 and $4,734 respectively.

  b.
  Cost of computers and peripheral equipment at December 31, 2003 and 2004 include costs of computer software development for internal use in the amounts of $464 and $811, respectively.

  c.
  As for property under operating lease, see Note 11a.

  d.
  As for liens and charges, see Note 11d.

NOTE 6—INTANGIBLE ASSETS, NET

  a.
  Intangible assets:

	December 31,
	2003	2004
Cost:
Capitalized software development costs	$514	$2,592
Customer related intangible assets	2,287	2,287

	2,801	4,879

Accumulated amortization:
Customer related intangible assets	316	682

Amortized cost	$2,485	$4,197

  b.
  Amortization expenses of customer related intangible assets for the years ended December 31, 2002, 2003 and 2004 amounted to $29, $287 and $383, respectively, and were included in selling and marketing expenses.

  c.
  The following are estimated amortization expenses of customer related intangible assets for the years ended:

December 31,
2005	$458
2006	458
2007	458
2008	231

$1,605

NOTE 7—GOODWILL

  a.
  The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, are as follows:

Total
Balance as of January 1, 2003	$96,579
Goodwill acquired during the year	44,308
Foreign currency translation adjustments	6,705

Balance as of December 31, 2003	147,592
Foreign currency translation adjustments	1,566

Balance as of December 31, 2004	$149,158

  b.
  As for liens and charges, see Note 11d.

NOTE 8—SHORT-TERM BANK CREDIT

  Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest rate December 31,		Amount December 31,
	2003	2004	2003	2004
	%
In, or linked to, NIS	5	—	5,817	—
In, or linked to, dollar	3	4	3,081	1,143
In Euro	—	5	—	132

			$8,898	$1,275

(1) Total authorized credit lines (including guarantees)			$47,773	$55,914

(2) Weighted average interest rates during the year			4%	4%

NOTE 9—OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2003	2004
Employees and payroll accruals	$12,791	$15,167
Accrued vacation pay and employee benefits	6,011	7,333
Government authorities	13,609	13,471
Accrued expenses	16,939	17,085
Deferred revenues	3,631	9,128
Estimated losses on uncompleted contracts	949	640
Promissory note with respect to acquisition cost (Note 1b3)	—	750
Others	674	697

	$54,604	$64,271

NOTE 10—LONG-TERM DEBT

  a.
  Composed as follows:

	December 31,
	2003	2004
Banks (1)	$78,805	$48,292
Loans from others	—	990
Loan from stockholders (Note 1b2)	1,000	1,000
Convertible loan from stockholders (Note 1b2)	1,000	—

	80,805	50,282
Less—current maturities	21,703	13,364

	59,102	36,918
Promissory note with respect to acquisition cost (Note 1b3) (2)	750	—

	$59,852	$36,918

(1)
The long-term loans default upon the failure of any of the Company's subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2004, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2004 is 6%.

(2)
As of December 31, 2004 classified to other accounts payable and accrued expenses.

  b.
  Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate December 31,		Amount December 31,
	2003	2004	2003	2004
	%
In, or linked to dollar	3-5	5-8	$47,514	$7,507
In NIS—linked to CPI	6-8	6-8	33,291	42,775

			$80,805	$50,282

  c.
  The liabilities mature as follows:

December 31,
2005 (current maturity)	$13,364
2006	16,438
2007	13,700
2008	5,243
2009	1,537

$50,282

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

  a.
  Lease commitments:

    The Group rents its facilities under various operating lease agreements, which expire on various dates. Aggregate minimum rental commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2005	$5,158
2006	4,784
2007	4,131
2008	3,682
2009	3,544

$21,299

    Total rent expenses for the years ended December 31, 2002, 2003 and 2004 amounted to $5,459, $6,473 and $7,654, respectively.

  b.
  Litigation:

    The Company's Israeli subsidiary has a dispute in respect of an outsourcing contract in which it has provided services as a subcontractor to the Israeli Ministry of Environment (the "Dispute"). The Israeli Ministry of Environment submitted a claim for approximately $1,100 and the Company's subsidiary submitted two counter claims amounting aggregately to $660. This Dispute is currently discussed through arbitration. The Company's management and its legal advisor are unable to determine with any certainty the ultimate outcome of the Dispute, accordingly no accrual was provided for.

    In addition, during 2002, 2003 and 2004, several employees filed lawsuits against subsidiaries of the Company claiming payments due to them in the total amount of $40. The Company's management and its legal advisor believe that the provision in the consolidated financial statements is adequate to cover probable costs arising from these matters.

  c.
  Guarantees:

    Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2004 is $21,948. The Group does not hold collateral to support guarantees when deemed necessary.

  d.
  Liens and charges:

    To secure its liabilities, the Group recorded fixed and floating charges on the Company's holdings in subsidiaries, and on the property and equipment, capital and goodwill of the Group.

  e.
  For contingencies related to the acquisition of assets by Ness U.S.A., see Note 1b3.

  f.
  For the bank covenants for one of the subsidiaries, see Note 10a1.

  g.
  Stamp tax duty:

    Under Israel's Stamp Tax on Documents Law, certain documents are subject to stamp tax. Recently promulgated regulations provide for a gradual phase-out of the stamp tax by 2008. In 2004, however, the tax authorities began an enforcement campaign involving extensive audits of companies' compliance with the stamp tax obligation with respect to all agreements which had been signed since June 2003. The Company's Israeli subsidiaries have recently received a request for documents from the tax authorities relating to stamp tax.

    The subsidiaries have received legal advice that there are a variety of defenses relating to the obligation to pay stamp tax or to the amount to be paid. In addition, the Israeli Forum of CFOs has filed a petition with the Israeli Supreme Court against enforcement of the law, and this petition is currently pending. If the Forum of CFOs' petition is rejected and the tax authorities do not accept the subsidiaries' defenses, the subsidiaries may be liable to pay stamp tax with respect to the period beginning June 1, 2003.

    The Group's management believes that applicable provision in the financial statements as of December 31, 2004, is adequate to cover probable costs arising from this matter.

NOTE 12—INCOME TAXES

  a.
  Measurement of taxable income under the Israeli Income Tax (Inflationary Adjustments) Law, 1985:

    Results, for tax purposes, of the Israeli subsidiaries are measured and reflected in real terms in accordance with the change in the CPI. As explained in Note 2 the consolidated financial statements are presented in U.S. dollars. The differences between the change in the Israeli CPI and in the NIS/U.S. dollar exchange rate causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with paragraph 9(f) of SFAS No. 109 the Israeli subsidiaries have not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

  b.
  Tax benefits under Israel's Law for the Encouragement of Industry (Taxation), 1969:

    Some of the Company's subsidiaries are "industrial companies", as defined by the law for the Encouragement of Industry (Taxes), 1969, and as such, are entitled to certain tax benefits, mainly the right to claim public issuance expenses and accelerated depreciation.

  c.
  Income (loss) before taxes consists of the following:

	Year ended December 31,
	2002	2003	2004
Domestic	$1,351	$(2,486)	$2,178
Foreign	273	6,980	15,322

	$1,624	$4,494	$17,500

  d.
  Taxes on income are comprised as follows:

	Year ended December 31,
	2002	2003	2004
Current taxes	$1,233	$2,094	$2,930
Taxes in respect of prior years	349	—	—
Deferred income tax benefit	(1,630)	(2,148)	(610)

	$(48)	$(54)	$2,320

Domestic	$780	$(591)	$276
Foreign	(828)	537	2,044

	$(48)	$(54)	$2,320

  e.
  Deferred taxes on income:

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group's deferred tax liabilities and assets are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Reserves and allowances	$4,153	$2,938
Different depreciation rates	—	121
Net operating loss carry forwards of subsidiaries	8,480	9,180

Net deferred tax asset before valuation allowance	12,633	12,239
Valuation allowance	(4,899)	(3,764)

Net deferred tax asset	$7,734	$8,475

Domestic	$1,485	$1,244
Foreign	6,249	7,231

	$7,734	$8,475

  f.
  As of December 31, 2004, the Company's subsidiaries in Israel, the United Kingdom, the Czech Republic and the Netherlands have estimated total available carry forward tax losses of $2,486, $5,640, $1,345 and $8,160, respectively, to offset against future taxable profits. The U.S. subsidiaries have an estimated total available carry forward tax losses of $950.

    Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

    Management currently believes that since certain of the Company's subsidiaries have a history of losses it is more likely than not that the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. During the year 2004, net change in valuation allowance was in the amount of $1,135.

  g.
  Consolidated tax return and tax assessment:

    The Company considers the activities of its Israeli subsidiaries as that of industrial companies, in accordance with the Law of Encouragement of Industry (Taxation) 1969 and, therefore, the subsidiaries are entitled to file a consolidated tax return for their operations. The Company's management and its professional consultants are of the opinion that the conditions enabling filing consolidated tax return exist and, therefore, since 2001 the Company is implementing this tax policy. Nevertheless, the Israeli tax authorities may have a different opinion, and accordingly, the Company, based on its professional consultants, recorded a current provision for tax in the years in which consolidated tax returns were filed.

  h.
  A reconciliation between the theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the consolidated statements of income, is as follows:

	Year ended December 31,
	2002	2003	2004
Income before taxes, as reported in the consolidated statements of income	$1,624	$4,494	$17,500

Statutory tax rate	35%	35%	35%

Theoretical tax expenses on the above amount at the federal statutory tax rate	$568	$1,573	$6,125
Tax adjustments in respect of foreign subsidiaries different tax rate	(80)	(270)	(1,630)
Deferred taxes on losses for which valuation allowance was provided	(1,007)	(1,731)	(2,674)
Amortization of intangible assets	14	224	134
Non-deductible expenses	176	220	440
Taxes in respect of prior years	349	—	—
Others	(68)	(70)	(75)

Actual tax expense (benefit)	$(48)	$(54)	$2,320

  i.
  Tax rates:

    On June 29, 2004, the Israeli Government passed the Amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004, which progressively reduces the tax rates applicable to companies from 36% to 35% in 2004 to a rate of 30% in 2007. The amendment had no material impact on the Group's financial statements.

NOTE 13—RELATED PARTIES BALANCES

	December 31,
	2003	2004
Balances with related parties:
Long-term loan, convertible loan and related maturities from related party (see also Note 1b2) (interest accumulated is included in other accounts payable)	$2,079	$1,007

NOTE 14—STOCKHOLDERS' EQUITY

  a.
  General:

    On September 29, 2004, the Securities and Exchange Commission declared effective the Company's Registration Statement in respect of its IPO. The closing of the Company's IPO occurred on October 4, 2004. Upon the closing, the Company received from the underwriters of the IPO a net amount of $73,129 and issued 6,552,774 new shares of Common stock. Certain stockholders sold 5,119,226 shares of Common stock for a net sum of $57,131. Upon the closing, all the shares of Preferred stock were converted to shares of Common stock. The Company issued to the holders of the Class B Preferred stock 541,946 shares of Common stock as cumulative accumulated dividend at the price of $18.07 per share. The Company also issued to the holders of the Class C Preferred stock 1,492,880 shares of Common stock pursuant to the ratchet described below. The Company appointed three new directors. On October 5, 2004, the underwriters exercised in full the over-allotment option granted to them and purchased, on October 12, 2004, from the Company an additional 1,750,800 shares of Common stock, for which the Company received the additional net sum of $19,521.

    The Company's stockholders approved on September 2, 2004, to adopt a 0.7193-for-1 reverse split of the Company's shares of Common stock, to be effected on the effective date of filing an amendment to the Company's certificate of incorporation in respect of the reverse split. Such filing became effective on September 20, 2004. All Common stock, options, warrants and per share data included in these financial statements for all periods presented as well as the exchange ratios for the Preferred stock and convertible loan from stockholders have been retroactively adjusted to reflect this 0.7193-for-1 reverse split.

    Common stock confers upon its holders the right to receive notice to participate and vote in the stockholders meetings of the Company, the right to receive dividends, if and when declared, and the right to receive the remaining assets of the Company upon liquidation, after the distribution to the holders of Preferred stock.

    Class B convertible Preferred stock conferred the same rights as those conferred by Common stock. In addition, the holders of Class B Preferred stock were entitled to receive, if and when declared by the Board of Directors of the Company or upon a sale of the Company or IPO, out of the net profits of the Company, cumulative cash dividends at the rate per share of 8% per annum on the invested amount. Pursuant to the amendment to the class B certificate of designations, the dividends ceased accruing from May 12, 2003 until the earlier of a termination event as defined in the certificate (including an IPO) and January 1, 2005 and in certain events, including an IPO, all accumulated dividends were payable in shares of Common stock at the Company's sole discretion. The shares were convertible into Common stock on a 1 to 0.7193 basis.

    Shares of Class C convertible Preferred stock were convertible into Common stock on a 1 to 0.7193 basis (the certificate of designations contained an adjustment ratchet provision in case of an IPO of the Company's Common stock at a price below $20.78 per share in which case the conversion ratio of each share Class C Preferred stock would be adjusted to the quotient obtained in accordance with the following formula: 18.07/(IPO price/1.15)) and could be redeemed, at the holder's sole discretion, into cash (at $18.07 per share) upon the closing of an IPO of the Company's Common stock, which raises more than $20,000. If not redeemed, each share of Class C Preferred stock then outstanding would be automatically converted into shares of Common stock pursuant to the terms of the Class C certificate of designation.

    Class C convertible Preferred stock conferred upon the holders the right to receive dividends, if and when declared.

    In accordance with EITF No. D-98 "Classification and Measurement of Redeemable Securities" and SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", as the redemption right was subject to the closing of a qualified IPO, and as such within the control of the Company, such Preferred stock was classified within stockholders' equity.

    The Company had accounted for the Convertible Preferred stock under EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", no beneficial conversion feature existed.

    The Board of Directors of the Company approved and resolved on April 1, 2004 to recommend that holders of the Class B Preferred stock convert accumulated dividends on the Class B Preferred stock (approximately $9,474) to Common stock at a conversion price of $18.07 per share. On September 20, 2004, the Class B convertible Preferred stock certificate of designations was amended to reflect such change. The Board of Directors also approved and resolved on April 1, 2004 to recommend that holders of the Class C Preferred stock waive their redemption right upon an IPO and that the ratchet protection granted to holders of the Class C Preferred stock be reduced to $18.07 per share.

    Additionally, the Board of Directors of the Company and its stockholders approved and resolved on September 2, 2004 an amendment to the Class C convertible Preferred stock certificate of designation. Such amendment became effective on September 20, 2004. Accordingly, if the Company consummates an IPO prior to December 31, 2004 at a price below $19.44, the conversion ratio of each share of Class C Preferred stock shall be revised to the quotient obtained in accordance with the following formula: 18.07/(IPO price/1.075); provided, that if less than all of the shares of Common stock underlying the Class C convertible Preferred stock is not sold in such IPO, the conversion ratio applicable to such shares shall be calculated according to the following formula: 18.07/(IPO price/1.15).

    As of December 31, 2004, no Preferred stock remained outstanding.

  b.
  Stock option plans:

  1.
  Under the Company's 1999 Israeli and 2003 Stock Option Plans (the "Israeli Plans") and the Company's U.S. 2001 and 2003 stock option plans (including the assumption of the Apar Employee Equity Plan) (the "U.S. Plans"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

  2.
  Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2004, under these Israeli Plans is 5,925,623, and options to purchase 1,074,238 shares are available for future grant.

      Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2004 under these U.S. Plans is 1,374,231 and options to purchase 783,426 shares are available for future grant.

    3.
    Options granted under the Israeli Plans and the U.S. Plans are generally exercisable seven years from the date of grant. The exercise price of the options granted under the Israeli Plans may not be less than the par value of the shares for which the options are exercisable. The minimum exercise price of the options granted under the U.S. Plans may not be less than a price ranging from 80% to 110% of the fair market value, depending on the applicable circumstances, of the shares for which the options are exercisable. The options granted under the Plans generally vest over four years, and any options that are canceled or forfeited before expiration become available for future grants.

    4.
    On September 2, 2004, the Board of Directors of the Company and its stockholders approved an increase of 400,000 options to the U.S. Stock Option Plan and 600,000 options to the 2003 Israeli Stock Option Plan.

    5.
    A summary of the Company's employees' stock option activity and related information is as follows:

	Year ended December 31,
	2002		2003		2004
	Number of options	Weighted average exercise price	Number of Options*	Weighted average exercise price	Number of Options*	Weighted average exercise price
Outstanding at the beginning of the year	3,875,774	$7.78	4,323,719	$7.86	5,217,834	$7.55
Granted	515,319	$8.47	1,162,532	$6.22	1,143,166	$11.82
Exercised	—	$—	(176,228)	$6.64	(23,247)	$1.78
Forfeited	(67,374)	$8.47	(92,189)	$4.89	(69,617)	$10.23

Outstanding at the end of the year	4,323,719	$7.85	5,217,834	$7.55	6,268,136	$8.32

Exercisable options at the end of the year	1,963,109	$7.27	3,486,998	$7.21	4,067,023	$8.20

*
Including the options granted to the employees of Ness GSG (see Note 14b8).

      The options outstanding as of December 31, 2004 have been classified by exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable as of December 31, 2004	Weighted average exercise price of options exercisable
		Years
$ 0.01	20,497	2.08	$0.01	20,497	$0.01
0.58	86,316	1.58	0.58	86,316	0.58
1.78	245,867	5.73	1.78	245,867	1.78
3.49	283,895	1.39	3.49	283,895	3.49
5.57	210,788	7.77	5.57	152,937	5.57
7.45	106,655	1.41	7.45	106,655	7.45
8.47	4,212,137	2.71	8.47	3,569,660	8.47
11.82	1,101,981	6.03	11.82	—	11.82

	6,268,136		$8.32	4,067,023	$8.20

      Where the Company has recorded deferred stock compensation for options issued with an exercise price below the fair market value of the Common stock at the date of grant, the deferred stock compensation has been amortized and recorded as compensation expense ratably over the vesting period of the options. Compensation expense of approximately $0, $105 and $213 was recognized during the years ended December 31, 2002, 2003 and 2004, respectively.

      Substantially all of the options were granted with exercise prices equal to the value on the grant date. For the excluded options, the weighted average fair values of options granted during the years ended December 31, 2002, 2003 and 2004 were:

	Exceeds market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2002	2003	2004	2002	2003	2004
Weighted average exercise prices	$8.47	$—	$—	$—	$6.26	$11.82
Weighted average fair values on grant date	$3.88	$—	$—	$—	$5.09	$5.73
    6.
    Options issued to consultants:

      The Company's outstanding options to consultants as of December 31, 2004 are as follows:

Issuance date	Options for Common stock	Exercise price per share	Options exercisable
May 2000	25,175	$8.47	25,175
March 2001	5,205	$8.47	5,205

	30,380		30,380

    7.
    Warrants issued for financing transactions:

      In May 1999, the Company granted to a bank warrants to purchase 87,060 shares of Common stock of the Company at an exercise price of $2.42 per share. In December 2003, all warrants were exercised.

      In connection with loans received in March 2000, the Company issued to two banks in Israel warrants to purchase an aggregate of 101,270 shares of Common stock of the Company with an exercise price of $10.33 per share exercisable through March 2005. In November 2003, warrants to purchase 60,989 shares were exercised resulting in the issuance of 26,132 shares of Common stock. As of December 31, 2004, warrants to acquire 40,281 are outstanding.

      The Company had accounted for these warrants under APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The total amount of the deemed discount on the loans as a result of the warrant issuance is amortized over the period of the loans.

      The warrants were valued using the Black & Scholes options pricing model with the following assumptions: a risk-free interest rate of 4.1%, volatility of 0.38, a weighted-average contractual life of the options of approximately 4 years, and a dividend yield of 0%. The amortization of the deemed discount of $45, $45 and $45 was recorded as financial expenses during the years 2002, 2003 and 2004, respectively.

    8.
    In respect of the acquisitions of Ness GSG and Ness CEE, the options of related employees assumed by the Company and of former investors were valued by applying the Black-Scholes option pricing model to the Company options, in accordance with FIN No. 44. The calculations were made using the following assumptions for Ness GSG and Ness CEE, respectively: (i) valuation date is June 30, 2003 and September 30, 2002, (ii) market share price is $8.47 and $7.23, which represent the fair value of the Company, (iii) risk-free interest rate is 2.5% and 3.1%, (iv) volatility is 0.52 and 0.42, (v) time to expiration is 2.5 and 7 years and (vi) annual dividend rate is 0% for both.

      The fair value of vested options of Ness GSG and Ness CEE was accounted for as part of the related purchase price. The intrinsic value of unvested options of Ness GSG has been allocated to deferred stock compensation. No unvested options existed in Ness CEE. Such deferred stock compensation was deducted from the fair value of the unvested options awards in determining the amount of the purchase price. The calculation of the deferred stock compensation amounting to $548 was based on the number of Ness GSG unvested options outstanding multiplied by the intrinsic value, which is the difference between the market price on June 30, 2003 of $8.47 and the various exercise prices.

    9.
    Options granted to employees of Ness GSG that were assumed by the Company are included in the summary of employees' stock option activity, in Note 14b5. Options granted to investors of Ness CEE are included in the summary of options to investors from acquisitions in Note 14b10.

    10.
    As part of prior business combinations during 1999 and 2002, the Company issued options to related former investors to purchase 1,284,019 shares of Common stock of the Company with an exercise price ranging between $0.01 and $8.47 per share (primarily $0.01).

      As of December 31, 2004, 961,056 options are outstanding, of which 939,476 are exercisable.

    11.
    The Company does not intend to pay cash dividends in the foreseeable future.

    12.
    The Executive Committee of the Company approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by the Company for options in the Company) the right to redeem the Company's options for a cash payment. The grant date occurred during the fourth quarter of 2004. The total number of redeemable options, all of which are currently vested, is 390,550, and the aggregate redemption value as of December 31, 2004 is $3.5 million.

      The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to the Company for a cash payment that is linked, at the employee's sole discretion, either to the Israeli CPI and shall bear a NIS interest at the rate of 5% per year, or to the U.S. dollar with a US$ interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date. Each of 283,893 options may be exercised to acquire one share of the Company's Common stock at a price of $3.49 and are redeemable at the NIS equivalent amount of $9.52 per option as of December 31, 2004. Each of 106,658 options may be exercised to acquire one share of the Company's Common stock at a price of $7.45, and are redeemable at the NIS equivalent amount of $7.15 per option as of December 31, 2004. The exercise prices and redemption amounts are subject to adjustments for stock splits, dividends, recapitalizations and the like, as set forth in the Company's share option plan to which each option is subject.

    The Company will account for the rights following the guidance of FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", relating to tandem awards and EITF No. 00-23 "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44". Accordingly, once the Company believes it is likely that the rights would be exercised in the future, a liability will be recorded at the then value of the redemption rights, with a corresponding charge to compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date. As of December 31, 2004, the Company believed it was not likely that the rights would be exercised.

NOTE 15—BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of the basic and diluted net earnings (losses) per share:

    1.
    Numerator

	Year ended December 31,
	2002	2003	2004
	Net earnings (losses) In thousands
Net income from continuing operations as reported	$1,260	$4,559	$14,377
Allocation of undistributed earnings on Class B Convertible Preferred stock	(2,780)	(1,445)	(1,356)

Numerator for basic and diluted per share data:
Net income (loss) from continuing operations after allocation of undistributed earnings on Class B Convertible Preferred stock	(1,520)	3,114	13,021
Losses from discontinued operations	(395)	(1,105)	—

Net income (loss) after allocation of undistributed earnings on Class B Convertible Preferred stock	$(1,915)	$2,009	$13,021

    2.
    Denominator

	Year ended December 31,
	2002	2003	2004
	Number of shares in thousands
Weighted average number of shares of Common stock	$8,474	$12,967	$20,483
Weighted average number of shares of Preferred stock	*	2,412	1,809

Denominator for basic net earnings (loss) per share	$8,474	$15,379	$22,292

Effect of dilutive securities:
Stock options and warrants	*	1,232	2,456

Dilutive potential common shares	$—	$1,232	$2,456

Denominator for diluted net earnings (loss) per share—adjusted weighted average shares, assumed conversions and exercise of options and warrants	$8,474	$16,611	$24,748

*
Anti-dilutive.

NOTE 16—GEOGRAPHIC INFORMATION

      The Group adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Group operates in one reportable segment (see Note 1 for a brief description of the Group's business). The total revenues are attributed to geographic areas based on the location of the end customer.

      The following presents total revenues for the years ended December 31, 2002, 2003 and 2004 and long-lived assets as of December 31, 2002, 2003 and, 2004:

	Year ended December 31,
	2002	2003	2004
Revenues from sales to unaffiliated customers:
Israel	$132,537	$152,925	$172,259
United States	23,020	35,831	75,890
Europe	11,019	29,505	39,513
Asia and the Far East	—	6,367	13,844
Others	—	1,140	3,020

	$166,576	$225,768	$304,525

	December 31,
	2002	2003	2004
Long-lived assets:
Israel	$103,901	$155,566	$103,649
United States	88	2,400	57,536
Europe	1,493	1,978	2,845
Asia and the Far East	—	4,560	8,194
Others	—	9	9

	$105,482	$164,513	$172,234

NOTE 17—SELECTED STATEMENTS OF OPERATIONS DATA

		Year ended December 31,
		2002	2003	2004
a.	Research and development expenses, net:
	Total expenses	$2,236	$2,676	$—
	Less—grants and participations	720	603	—
	Less—capitalized software development cost	—	514	—

		$1,516	$1,559	$—

		Year ended December 31,
		2002	2003	2004
b.	Financial expenses, net:
	Financial Expenses:
	Interest on short-term loans and bank credit	$(577)	$(462)	$(451)
	Interest on long-term bank loans	(5,587)	(3,393)	(3,863)
	Losses from trading marketable securities	(47)	(42)	(32)
	Foreign currency translation adjustments	(5,285)	—	—

		(11,496)	(3,897)	(4,346)

	Financial income:
	Foreign currency translation adjustments	—	670	492
	Interest on short-term bank deposits	2,667	1,776	393

		2,667	2,446	885

		$(8,829)	$(1,451)	$(3,461)

NOTE 18—SUBSEQUENT EVENTS

  a.
  The Company filed on January 3, 2005 an S-8 Registration Statement registering 7,083,010 issued options, 2,243,885 unissued options including 382,058 shares held by employees and former employees of the Group. The S-8 included an offer prospectus of 2,968,752 shares held by Executives.

  b
  As of January 6, 2005, the Company allows optionees to exercise vested options and sell the shares in the NASDAQ stock exchange.

  c.
  On January 28, 2005, the Company filed an S-4/A Registration Statement including an Exchange Offer ("the Offer") for Ness USA shareholders. The Offer closed on February 28, 2005. 96 of 98 offerees accepted the Offer bringing the Company's holdings in Ness USA following the offer to 99.9%. The Company issued 260,316 shares to the offerees. Following this issuance the Company will issue to the former shareholders of Apar 89,278 additional shares to compensate them on the dilution of their holdings as a result of the Offer. As for related accounting implications, see Note 1b1.

NOTE 19—SUBSEQUENT EVENTS (UNAUDITED)

        On March 28, 2005, the Company signed a definitive agreement to acquire Radix Company SA, a privately held leading provider of IT services and solutions based in Romania. The purchase price, in the all cash transaction is 4 million Euros, or approximately $5.2 million. In addition, should Radix achieve certain performance goals over the next two years, the Company will pay an additional amount of up to 3 million Euros, or approximately $3.9 million. The acquisition is expected to close by April 10, 2005 and is subject to customary closing conditions.

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant.
*3.2	Amended and Restated Bylaws of the Registrant.
**4.1	Specimen Certificate for the Registrant's common stock.
**10.1	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
**10.2	Registration Rights Agreement, dated as of May 13, 1999, between the Registrant and Velston Pte. Ltd.
**10.3	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
**10.4	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
**10.5	Loan Agreement, dated as of July 29, 1999, between Israel Discount Bank Ltd. and Nesstech Advanced Technologies (1999) Ltd.
**10.6	Loan Agreement, dated as of July 29, 1999, between Bank Hapoalim B.M. and Nesstech Advanced Technologies (1999) Ltd.
+**10.7	Apar Holding Corp. Employees' Equity Plan.
+**10.8	Ness Technologies, Inc. 1999 Share Option Plan.
+**10.9	Ness Technologies, Inc. 2001 Stock Option Plan.
+**10.10	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+**10.11	Ness Technologies, Inc. 2003 Stock Option Plan.
+**10.12	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+**10.13	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+**10.14	Services Agreement, dated as of July 1, 2003, between Ness Technologies Holdings Ltd. and GLY —Technological Horizons Ltd. (English translation).
+**10.15	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**10.16	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**10.17	Employment Agreement, dated as of May 14, 2004, between the Registrant and Yaron Garmazi.
+**10.18	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.19	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.20	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.21	Employment Agreement Addendum, dated as of August 27, 2000, between the Registrant and Tuvia Feldman.

+**10.22	Summary of Meeting, dated May 3, 2001, between Raviv Zoller and Tuvia Feldman (English translation).
+**10.23	Agreement, dated as of February 1, 1999, between Compro Software Industries (1997) Ltd. and Lea Atad (English translation).
+**10.24	Transition Agreement and Continuity of Rights, dated as of July 1, 1999, between Ness Technologies and Ventures Ltd. (formerly Compro Software Industries (1997) Ltd.), Ness B.S.G. Ltd. (formerly Contahal Ltd.) and Lea Atad (English translation).
+**10.25	Offer Letter, dated January 29, 2004, between the Registrant and Ivan Hruska.
+**10.26	Contract of Employment, effective as of March 1, 2004, between the Registrant and Ivan Hruska.
+**10.27	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.28	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.29	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
**10.30	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
**10.31	Stock Purchase Agreement, dated as of August 30, 2002, among the shareholders of APP Group CEE B.V. listed therein and the Registrant.
**10.32	Merger Agreement, dated as of May 12, 2003, among the Registrant, Ness Acquisition Corp., Apar Holding Corp. and the shareholders of Apar Holding Corp. listed therein.
14	Code of Business Conduct and Ethics
**21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
**24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Gartner, Inc.

*
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.

**
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.

+
Indicates those contracts that are management contracts or compensation plans or arrangements.

SCHEDULE II—SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period accounts	Provision for doubtful accounts	Write-off of previously provided accounts	Translation adjustments	Balance at end of period
	(dollars In thousands)
Year ended December 31, 2004 Allowance for doubtful accounts	$1,785	$526	$(112)	$(45)	$2,154
Year ended December 31, 2003 Allowance for doubtful accounts	$1,486	$366	$(212)	$145	$1,785
Year ended December 31, 2002 Allowance for doubtful accounts	$4,923	$(969)	$(2,320)	$(148)	$1,486

QuickLinks

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX
PART I
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Stockholders of NESS TECHNOLOGIES INC.
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES CONSOLIDATED BALANCE SHEETS U.S. dollars in thousands
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES CONSOLIDATED BALANCE SHEETS U.S. dollars in thousands (except share and par value data)
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME U.S. dollars in thousands (except per share data)
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS U.S. dollars in thousands
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except share and per share data)
EXHIBIT INDEX
SCHEDULE II—SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS