Form 10-Q
period 2005-03-31
NESS TECHNOLOGIES INC
filed 2005-05-16
CIK 1089638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicated below is the number of shares outstanding of the registrant’s stock at April 20, 2005:

Title of Class	Number of Shares Outstanding
Common Stock, $0.01 par value	34,532,770

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – December 31, 2004 and March 31, 2005 (Unaudited)
Consolidated Statements of Income – Three months ended March 31, 2004 and 2005(Unaudited)
Consolidated Statements of Cash Flows – Three months ended March 31, 2004 and 2005 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements – March 31, 2005 (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Recent Developments
Consolidated Results of Operations
Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
Liquidity and Capital Resources
Forward-Looking Statements and Risk Factors

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Changes in Internal Control

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,229	$108,723
Marketable securities	383	378
Trade receivables (net of allowance for doubtful accounts of $2,154 and $2,116 at December 31, 2004, and March 31, 2005 (unaudited), respectively)	75,183	77,808
Unbilled receivables	20,327	24,887
Other accounts receivable and prepaid expenses	9,127	11,030
Inventories	1,168	668

Total current assets	210,417	223,494

LONG-TERM ASSETS:
Long-term prepaid expenses	3,655	5,391
Marketable securities	69	169
Deferred income taxes	4,823	5,208
Severance pay fund	33,558	33,533

Total long-term assets	42,105	44,301

PROPERTY AND EQUIPMENT, NET	18,879	19,040

OTHER INTANGIBLE ASSETS, NET	4,262	4,893

GOODWILL	149,090	150,661

Total assets	$424,756	$442,389

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2004	March 31, 2005
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$1,275	$1,335
Current maturities of long-term debt	13,364	17,564
Trade payables	31,280	32,942
Advances from customers	7,679	7,689
Other accounts payable and accrued expenses	64,271	68,349

Total current liabilities	117,869	127,879

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,918	31,336
Excess of losses over investment in affiliates	306	302
Accrued severance pay	36,888	37,412
Minority interests	295	—

Total long-term liabilities	74,407	69,050

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value -
Authorized: 76,500,000 shares at December 31, 2004 and at March 31, 2005 (unaudited); issued and outstanding: 32,772,578 shares at December 31, 2004 and 34,417,148 shares at March 31, 2005 (unaudited)	328	344
Additional paid-in capital	270,967	282,678
Deferred stock compensation	(152)	(102)
Accumulated other comprehensive loss	(2,045)	(5,769)
Accumulated deficit	(36,618)	(31,691)

Total stockholders’ equity	232,480	245,460

Total liabilities and stockholders’ equity	$424,756	$442,389

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2004	2005
	(Unaudited)

Revenues	$71,146	$88,405
Cost of revenues (*)	48,848	62,395
Provision for losses (reverse of losses) on uncompleted contracts	(442)	85

Gross profit	22,740	25,925

Operating expenses:
Selling and marketing	6,086	7,031
General and administrative (*)	11,397	12,428
Stock-based compensation	51	611

Total operating expenses	17,534	20,070

Operating income	5,206	5,855
Financial expenses, net	(2,369)	(426)
Other income, net	84	—

Income before taxes on income	2,921	5,429
Taxes on income (tax benefit)	(111)	602
Equity in net losses of affiliates	(615)	(2)
Minority interests in losses of a subsidiary	—	101

Net income	$2,417	$4,926

Allocation of undistributed earnings on Class B Convertible Preferred stock	$(366)	$—

Net income after allocation of undistributed earnings	$2,051	$4,926

Basic net earnings per share	$0.11	$0.15

Diluted net earnings per share	$0.10	$0.14

(*)              Expenses excluding stock-based compensation as follows:

	Three months ended March 31,
	2004	2005
	(Unaudited)
Cost of revenues	$—	$98
General and administrative	51	513

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$2,417	$4,926
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred stock compensation related to Ness GSG acquisition	51	50
Stock-based compensation related to warrants granted to banks	11	11
Stock-based compensation related to redeemable options	—	531
Equity in net losses of affiliates	615	2
Minority interests in losses of a subsidiary	—	(101)
Currency fluctuation of long-term debt	2,348	1,096
Accrued interest on long-term debt	(1,057)	(1,251)
Depreciation and amortization	1,290	1,495
Deferred income taxes, net	(778)	(1,432)
Loss (gain) on sale of property and equipment	(23)	6
Trading marketable securities, net	(6)	—
Increase in trade receivables	(9,120)	(3,536)
Increase in unbilled receivables	(2,878)	(4,810)
Increase in other accounts receivable and prepaid expenses	(534)	(270)
Decrease (increase) in inventories	(308)	486
Increase in long-term prepaid expenses	(94)	(1,781)
Increase in trade payables	28	2,043
Increase (decrease) in advances from customers	(1,758)	103
Increase in other accounts payable and accrued expenses	7,167	4,223
Increase in accrued severance pay, net	846	590

Net cash provided by (used in) operating activities	(1,783)	2,381

Cash flows from investing activities:
Proceeds from decrease in investment in a subsidiary, net of cash in the subsidiary at the time it ceased being consolidated	(168)	—
Acquisition of minority interest in a subsidiary (a)	—	—
Purchase of short-term bank deposits	(118)	—
Proceeds from sale of property and equipment	143	137
Purchase of property and equipment and capitalization of software developed for internal use	(1,851)	(1,564)
Capitalization of software development costs	(354)	(924)
Other	(96)	—

Net cash used in investing activities	(2,444)	(2,351)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2004	2005
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$31	$7,659
Short-term bank credit, net	(184)	76
Proceeds from long-term debt	6,251	—
Principal payment of long-term debt	(15,282)	(1,253)

Net cash provided by (used in) financing activities	(9,184)	6,482

Effect of exchange rate changes on cash and cash equivalents	(696)	(2,018)

Increase (decrease) in cash and cash equivalents	(14,107)	4,494
Cash and cash equivalents at the beginning of the period	46,004	104,229

Cash and cash equivalents at the end of the period	$31,897	$108,723

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$917	$435

Taxes	$280	$174

(a)                In conjunction with the acquisition of the minority interest in a subsidiary, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

Capital deficiency, net (excluding cash and cash equivalents)	$(82)
Other long-term tangible assets	20
Property and equipment	18
Goodwill	3,323
Customer related intangible assets	139

3,418
Less issuance of shares	(3,418)

Net cash provided from acquisition of minority interest	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

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

Note 2: Significant Accounting Policies

a.               Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of income for the three months ended March 31, 2004 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2005, our consolidated results of operations for the three months ended March 31, 2004 and 2005, and our consolidated cash flows for the three months ended March 31, 2004 and 2005.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in our Annual Report on Form 10-K dated March 31, 2005.

Results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

c.               Financial statements in U.S. dollars

Our subsidiaries’ transactions are recorded in local currencies. We have designated the U.S. dollar as the primary functional currency of our operations in the United States, the NIS as the primary functional currency of our subsidiaries’ operations in Israel, and local currencies as the primary functional currencies of our operations elsewhere. Accordingly, for all subsidiaries of which the dollar is the functional currency, monetary accounts maintained in other currencies are re-measured into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statement of income as financial income or expenses, as appropriate.

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

d.              Principles of consolidation

Our consolidated financial statements include the accounts of the company and its wholly and majority owned subsidiaries, or the group. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

e.               Acquisition of Subsidiaries

1.               Ness U.S.A. Inc. (“Ness U.S.A.”)

On October 25, 2001, we and other investors incorporated Ness U.S.A., a corporation incorporated under the laws of the State of Delaware, for the purpose of acquiring certain assets and assuming certain liabilities of Blueflame Inc. (“Blueflame”) out of Blueflame’s chapter 11 bankruptcy proceeding. On the date of incorporation, we held 68% of the outstanding common stock of Ness U.S.A. and other investors held the remaining 32% of the outstanding common stock of Ness U.S.A. On November 1, 2001, Ness U.S.A. acquired these assets with a fair market value of approximately $6,656 for cash consideration and related purchase costs totaling approximately $5,140. The transaction was accounted for by the purchase method of accounting according to SFAS No. 141 “Business combinations.”

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

In addition to the consideration paid at closing, we agreed to the following contingent payments:

a)              An amount equal to 50% of the pre-closing accounts receivable actually collected by us in excess of $6,000 net of prepayments.

b)             Payment of a contingent promissory note in the amount of $750, following the occurrence of the earlier of the following two events:

(1)          The sum of $750, if Ness U.S.A.’s annual EBITDA, as defined in the asset purchase agreement relating to the acquisition, in each of any two calendar years during the period commencing on January 1, 2002 and ending December 31, 2005 exceeds $5,000; or

(2)          Upon the sale or liquidation of Ness U.S.A., or its merger with an unrelated party, whereby:

(i)                     if the qualifying transaction occurred period to December 31, 2003, the contingent payment would have been equal to the aggregate consideration in excess of $4,500, but not more than $750.

(ii)                  if the qualifying transaction occurs after December 31, 2003 but prior to January 1, 2005, the contingent payment will be equal to $650, unless the consideration for such qualifying transaction is in excess of $6,600, in which case the contingent payment will be equal to $750.

(iii)               if the qualifying transaction occurs after December 31, 2004 but prior to January 1, 2006, the contingent payment will be equal to $550, unless the consideration for such qualifying transaction is equal to or in excess of $750.

As the purchase price was lower than the fair market value of the net assets acquired, but is subject to contingent payment, we recorded at the date of acquisition, the lesser of the maximum amount of contingent consideration or the excess over cost as if it were a liability, until the consideration contingency is resolved.

In respect of the contingent promissory note, a liability in the amount of $750 was recorded among long-term liabilities and as of December 31, 2004 and March 31, 2005, the liability was classified in current liabilities.

On December 27, 2002, we acquired additional stock of Ness U.S.A. from certain of the employees and other private investors so that, as of December 31, 2003, we held 86% of Ness U.S.A.’s common stock. The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141. The total consideration of $5,001 (including $323 in transaction costs) for the shares purchased consisted of the issuance of 647,170 shares of our common stock, valued at a fair value of $4,678.

Under the securities exchange agreement, we agreed to offer the remaining stockholders of Ness U.S.A. shares of common stock in exchange for their shares of Ness U.S.A. at the same exchange ratio used in the December 2002 exchange on the earliest date practicable after receiving a no-action

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

letter from the Securities and Exchange Commission or completing an initial public offering of our common stock.

On November 12, 2004, we filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares Ness U.S.A. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing our holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, we issued 260,316 shares to the offerees, for the consideration of $3,531 (including $113 of transaction cost). The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141.

Based upon a preliminary valuation of tangible and intangible assets acquired, we have allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities as follows:

March 1, 2005

Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other long-term tangible assets	20
Property and equipment	18
Total tangible assets acquired	990

Customer related intangible asset (five years useful life)	139
Goodwill	3,323
Total intangible assets acquired	3,462

Total tangible and intangible assets acquired	4,452

Accounts payable	(148)
Other accounts payable	(280)
Related parties, net	(492)

Total liabilities assumed	(920)

Net assets acquired	$3,532

The allocation of the purchase price reflected in the March 31, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness U.S.A.’s current assets, current liabilities, property and equipment and intangible assets. Management expects to obtain such completed report during the third quarter of 2005.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

2.               Ness GSG Inc.

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

Pursuant to the merger agreement, we agreed to issue additional shares of common stock to the stockholders of Ness GSG if and when we issued shares of common stock in exchange for the remaining shares of Ness U.S.A. We agreed to issue the number of shares of our common stock necessary to preserve the ownership percentage of the former stockholders of Ness GSG at the same percentage ownership they held prior to the issuance of such shares to the Ness U.S.A. remaining stockholders, in exchange for their Ness U.S.A. shares. Subsequent to the completion of Ness U.S.A. exchange offer, on March 2, 2005, we issued to the former stockholders of Ness GSG 89,305 additional shares of our common stock pursuant to the terms of the merger agreement. These shares were recorded at their aggregate par value, or $1, and reduced additional paid in capital in the same amount, at the date issued.

f.                 Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter of the year. No indications of impairment were identified during the three months ended March 31, 2005.

g.              Accounting for stock-based compensation

We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and FASB Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our employee stock option plans. Under APB No. 25, when the exercise price of our stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

We adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - transition and disclosure,” which amended certain provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the prior fiscal year. We continue to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Pro forma information regarding our net income and net earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS No. 123.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

The fair value for options granted in the three month period ended March 31, 2004 is amortized over their vesting period and estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended March 31, 2004
(Unaudited)
Dividend yield	0%
Expected volatility	0.52
Risk-free interest	2.5%
Expected life of up to (in years)	4

During the first quarter of 2005 no new options were granted.

Pro forma information under SFAS No. 123 is as follows:

	Three months ended March 31,
	2004	2005
	(Unaudited)
Net income available to common stock, as reported	$2,051	$4,926
Add: Allocation of undistributed earnings on Class B Convertible Preferred Stock, as reported	366	—
Deduct: Pro forma allocation of undistributed earnings on Class B Convertible Preferred Stock	(259)	—
Add: Stock-based employee compensation – intrinsic value	51	611
Deduct: Stock-based employee compensation – fair value	(752)	(2,565)
Pro forma net income	$1,457	$2,972

Basic net earnings per share, as reported	$0.11	$0.15
Diluted net earnings per share, as reported	$0.10	$0.14

Pro forma basic net earnings per share	$0.08	$0.09
Pro forma diluted net earnings per share	$0.07	$0.08

h.              Impact of recently issued accounting pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to recognize in the statement of income, all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the new statement on January 1, 2006. We have not yet completed our analysis of the impact of adopting SFAS 123R and are therefore currently unable to quantify the effect on our financial statements. However, the adoption of this new statement will have an impact on our results of operations and net earnings per share as we will be required to expense the fair value of all share-based payments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

i.                  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Long-Term Debt

a.               Composition

Our long-term debt is composed as follows:

	December 31, 2004	March 31, 2005
	(Unaudited)
Banks (1)	$48,292	$46,845
Loan from stockholders	1,000	1,000
Loans from others	990	1,055
	50,282	48,900
Less current maturities	13,364	17,564
	$36,918	$31,336

(1)               The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2004 and March 31, 2005, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2004 is 6%.

b.              Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate (%)		Amount
	December 31, 2004	March 31 2005	December 31, 2004	March 31, 2005
		(Unaudited)		(Unaudited)
In, or linked to dollar	5-8	5-8	$33,027	$33,398
In NIS - linked to CPI	6-8	6-8	17,255	15,502
			$50,282	$48,900

c.               Maturities

The liabilities mature as follows:

As of December 31,
2005 (current maturity)	$13,364
2006	16,438
2007	13,700
2008	5,243
2009	1,537
$50,282

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

Note 4: Commitments and Contingent Liabilities

a.               Litigation

In 2004 and the three-month period ended March 31, 2005, several employees filed lawsuits against subsidiaries of ours claiming payments due to them in the total amount of $73. Our management and our legal advisor believe that the provision in our consolidated financial statements is adequate to cover probable costs arising from these matters.

Our Israeli subsidiary currently has a dispute in respect of an outsourcing contract in which it has provided services as a subcontractor to the Israeli Ministry of Environment. The Israeli Ministry of Environment submitted a claim for approximately $1,100 and our subsidiary submitted two counterclaims amounting aggregately to $660. The dispute is currently discussed through arbitration. Our management and our legal advisor are unable to determine with any certainty the ultimate outcome of the dispute and, accordingly, no accrual was provided for.

b.              Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2004 and March 31, 2005, is $21,948 and $20,647, respectively.  We do not hold collateral to support guarantees when deemed necessary.

c.               Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment, share capital and goodwill.

Note 5: Stockholders’ Equity

a.               Redeemable options:

Our Executive Committee approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by us for options in Ness) the right to redeem 391,499 of their options, all of which were vested at the time of grant, for a cash payment. The grant date occurred in the fourth quarter of 2004. During the first quarter of 2005, certain optionees exercised their options and one optionee exercised his redemption rights and had his options redeemed.  Accordingly, as of March 31, 2005, the total number of shares of common stock for which these redeemable options are exercisable is 370,957, and the aggregate redemption value is $3.3 million. The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to us for a cash payment that is linked, at the employee’s sole discretion, either to the Israeli CPI and shall bear an NIS interest at the rate of 5% per year, or to the dollar with interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date. Each of 280,917 options (“Group A”) may be exercised to acquire one share of our common stock at a price of $3.49 and are redeemable at the NIS equivalent of $9.46 per option as of March 31, 2005. Each of 90,040 options (“Group B”) may be exercised to acquire one share of our common stock at a price of $7.45, and are redeemable at the NIS equivalent of $7.12 per option as of March 31, 2005. The exercise prices and

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

redemption amounts are subject to adjustments for stock splits, dividends, recapitalizations and the like, as set forth in our share option plan to which each option is subject. We account for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and Emerging Issues Task Force (“EITF”) No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once we believe it is likely that the rights would be exercised in the future, a liability is recorded at the then value of the redemption rights, with a corresponding charge to compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date.

As of March 31, 2005, we believed it was likely that the rights in respect of Group B would be exercised, and accordingly, we recorded a liability in that respect in the total amount of $641, included in other accounts payable and accrued expenses, reflecting the value of the redemption rights at March 31, 2005. Related stock based compensation expense was recorded in the statement of income in the total amount of $346, net of taxes.

b.              Total comprehensive income (loss):

	Three months ended March 31
	2004	2005
	(Unaudited)
Net income	$2,417	$4,926
Foreign currency translation adjustment, net	(3,322)	(3,791)
Net unrealized losses on available-for-sale marketable securities	(21)	67
Comprehensive income (loss)	$(926)	$1,202

Note 6: Geographic Information

We adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  We operate in one reportable segment. Our total revenues are attributed to geographic areas based on the location of the end customer.

The following present total revenues for the three month periods ended March 31, 2004 and 2005, and long-lived assets as of March 31, 2004 and 2005:

	Three months ended March 31,
	2004	2005
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$41,587	$51,708
United States	16,235	20,752
Europe	9,872	10,377
Asia and the Far East	2,888	4,356
Others	564	1,212
	$71,146	$88,405

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 is unaudited)

	March 31,
	2004	2005
	(Unaudited)
Long-lived assets:
Israel	$96,313	$103,351
United States	56,006	60,283
Europe	2,508	2,730
Asia and the Far East	4,549	8,222
Others	8	8
	$159,384	$174,594

Note 7: Basic and Diluted Net Earnings per Share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive Convertible Preferred stock considered outstanding during each period, in accordance with the guidance of EITF No. D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share.” Diluted net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with SFAS No. 128, “Earnings per Share.”

The total weighted average number of shares related to the outstanding options, warrants, Convertible Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 186,401, 155,521 and 19,755 for the year ended December 31, 2004 and the three months ended March 31, 2004 and 2005, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended March 31,
	2004	2005
	(Unaudited)
Numerator:
Net income	$2,417	$4,926
Allocation of undistributed earnings on Class B Convertible Preferred Stock	(366)	—
Numerator for basic and diluted per share data: Net income after allocation of undistributed earnings on Class B Convertible Preferred Stock	$2,051	$4,926

Denominator:
Weighted average number of shares of common stock	16,478	33,755
Weighted average number of shares of preferred stock	2,412	—
Denominator for basic net earnings per share	18,890	33,755
Effect of dilutive securities:
Employee stock options and warrants	2,401	1,790
Denominator for diluted net earnings per share – adjusted weighted average assuming conversions and exercise of options and warrants	21,291	35,545

Note 8: Subsequent Events

On April 1, 2005, we completed the acquisition of Radix Company SA (“Radix”), a privately held leading provider of IT services and solutions based in Romania. The purchase price in the all-cash transaction was €4 million, or approximately $5.2 million. In addition, should Radix achieve certain performance goals over the next two years, we will pay an additional amount of up to €3 million, or approximately $3.9 million. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania and it now operates as a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere our Annual Report on Form 10-K dated March 31, 2005, as filed with the Securities and Exchange Commission, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

We have operations in 15 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $88.4 million for the three months ended March 31, 2005 from $71.1 million for the three months ended March 31, 2004.  Net income increased to $4.9 million for the three months ended March 31, 2005 from $2.4 million for the three months ended March 31, 2004.

Our revenue growth is attributable to a number of factors, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2005, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted less than approximately 35% of our revenues. For the three months ended March 31, 2005, the percentage of our revenues generated by public and private clients in Israel was 58%, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel was 13%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2005.

Our backlog as of March 31, 2005 was $412 million compared to $314 million as of March 31, 2004. This $98 million increase in our backlog was due exclusively to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three months ended March 31, 2005, the percentage of our revenues derived from clients in Israel was 58%; in the United States, 23%; in Europe, 12%; in Asia and the Far East, 5%; and in other countries, 1%.  For the three months ended March 31, 2005, we derived 30% of our revenues from system integration and application development; 47% from outsourcing (including offshore development); 14% from software and consulting; 6% from quality assurance and training; and 4% from our other offerings.

As of March 31, 2005, we had approximately 5,170 employees, including approximately 4,515 IT professionals.  Of the 5,170 employees, approximately 2,760 were in Israel, 1,325 were in India, 360 were in North America, 410 were in Europe and 315 were in the Asia Pacific region.

Recent Developments

On April 1, 2005, we completed the acquisition of Radix Company SA, a privately held leading provider of IT services and solutions based in Romania. The purchase price in the all cash transaction was €4 million, or approximately $5.2 million. In addition, should Radix achieve certain performance goals over the next two years, we will pay an additional amount of up to €3 million, or approximately $3.9 million.  For the full year 2004, Radix Company SA generated revenues in excess of $12 million and was profitable.  Radix Company SA is one of the leading Romanian IT services and solutions providers and is expected to provide synergies with Ness’ current operations in Central and Eastern Europe. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania and it now operates as a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2004	2005
Revenues	100.0%	100.0%
Cost of revenues	68.7	70.6
Provision for losses (reverse of losses) on uncompleted contracts	(0.6)	0.1
Gross profit	32.0	29.3

Operating expenses:
Selling and marketing	8.6	8.0
General and administrative	16.0	14.1
Stock-based compensation	0.1	0.7
Total operating expenses	24.6	22.7

Operating income	7.3	6.6
Financial expenses, net	(3.3)	(0.5)
Other income, net	0.1	0.0
Income before taxes on income	4.1	6.1

Taxes on income (tax benefit)	(0.2)	0.7
Equity in net losses of affiliates	(0.9)	0.0
Minority interests in losses of a subsidiary	—	0.1
Net income	3.4	5.6

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2004	2005	$	%
Revenues	$71,146	$88,405	17,259	24.3
Cost of revenues	48,848	62,395	13,547	27.7
Provision for losses (reverse of losses) on uncompleted contracts	(442)	85	527	N/A
Gross profit	$22,740	$25,925	3,185	14.0
Gross margin	32.0%	29.3%

Revenues

Our revenues increased from $71.1 million in the three months ended March 31, 2004 to $88.4 million in the three months ended March 31, 2005, representing an increase of $17.3 million, or 24.3%.  Our $17.3 million revenue increase was primarily due to growth in outsourcing and offshore engagements, representing $7.8 million, while $9.5 million was attributable to growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from the three months ended March 31, 2004 to the three months ended March 31, 2005.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct costs, increased from $48.8 million in the three months ended March 31, 2004 to $62.4 million in the three months ended March 31, 2005, representing an increase of $13.5 million, or 27.7%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.  The change in our provision for losses (reverse of losses) on uncompleted contracts changed from ($0.4) million in the three months ended March 31, 2004 to $0.1 million in the three months ended March 31, 2005, as a result of net changes in our fixed price project loss provisions.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $22.7 million in the three months ended March 31, 2004 to $25.9 million in the three months ended March 31, 2005, representing an increase of $3.2 million, or 14.0%. The increase was primarily related to our increase in revenues, representing $5.6 million, offset by a decrease in our gross margin, representing approximately ($2.4) million. Gross margin for the three months ended March 31, 2005 was 29.3%, compared to 32.0% in the three months ended March 31, 2004. The decrease in gross margin resulted primarily from higher than planned contract setup costs associated with new outsourcing and offshore engagements attributable to our greater than anticipated revenue growth in the quarter and from an increase in our use of subcontractors and vendors in order to meet certain delivery commitments.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2004	2005	$	%
Selling and marketing	$6,086	$7,031	945	15.5
General and administrative	11,397	12,428	1,031	9.0
Stock-based compensation	51	611	560	1,098
Total operating expenses	17,534	20,070	2,536	14.4
Operating income	$5,206	$5,855	649	12.5

Selling and marketing

Selling and marketing expenses increased from $6.1 million in the three months ended March 31, 2004 to $7.0 million in the three months ended March 31, 2005, representing an increase of $0.9 million, or 15.5%. This increase was due primarily to a $0.8 million increase in marketing expenses, especially in Europe, and increases in our sales commissions and other sales expenses of $0.1 million. These other marketing expenses are related primarily to our efforts to enhance our brand recognition.

General and administrative

General and administrative expenses increased from $11.4 million in the three months ended March 31, 2004 to $12.4 million in the three months ended March 31, 2005, representing an increase of $1.0 million, or 9.0%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, representing $0.3 million, and certain additional expenses associated with being a public company, including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $0.6 million.

Stock-based compensation

Non-cash stock-based compensation expenses increased from $0.1 million in the three months ended March 31, 2004 to $0.6 million in the three months ended March 31, 2005, representing an increase of $0.6 million. This increase was due primarily to a charge to compensation expense in respect of redeemable options, representing $0.5 million, described in note 5(a) to our interim condensed consolidated financial statements – March 31, 2005.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2004	2005	$	%
Operating income	$5,206	$5,855	649	12.5
Financial expenses, net	(2,369)	(426)	1,943	(82.0)
Other income, net	84	—	(84)	(100.0)
Income before taxes on income	2,921	5,429	2,508	85.9
Taxes on income (tax benefit)	(111)	602	713	N/A
Equity in net losses of affiliates	(615)	(2)	613	(99.7)
Minority interests in losses of a subsidiary	—	101	101	N/A
Net income	$2,417	$4,926	2,509	103.8

Financial expenses, net

Financial expenses, net, decreased from $2.4 million in the three months ended March 31, 2004 to $0.4 million in the three months ended March 31, 2005, representing a decrease of $1.9 million, or 82.3%. The decrease was due primarily to investment income from the proceeds of our initial public offering and reduced debt service expenses following our reduction of net long-term debt in the fourth quarter of 2004.

Other income, net

Other income, net, changed from income of $0.1 million in the three months ended March 31, 2004 to no expenses in the three months ended March 31, 2005. This change was not significant.

Taxes on income (tax benefit)

Our taxes on income (tax benefit) changed from a benefit of $0.1 million in the three months ended March 31, 2004 to taxes of $0.6 million in the three months ended March 31, 2005. This change was attributable to the increase in our income before taxes and the depletion of our net operating loss carry forwards in Israel and the United States.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $0.6 million for the three months ended March 31, 2004 to $2,000 in the three months ended March 31, 2005. This change was due to a one-time capital loss related to our reduced ownership of our affiliate, Ness ISI (now known as dbMotion Ltd.), in 2004. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Minority interests in losses of a subsidiary

Minority interests in losses of a subsidiary changed from zero in the three months ended March 31, 2004 to earnings of $0.1 million in the three months ended March 31, 2005. This change was not significant.

Net Income

Net income increased from $2.4 million in the three months ended March 31, 2004 to $4.9 million in the three months ended March 31, 2005, representing an increase of $2.5 million, or 103.8%. The increase in net income was due primarily to our increase in operating income of $0.6 million, our decrease in financial expenses of $1.9 million and our decrease in equity in net losses of affiliates of $0.6 million, partially offset by the increase in our income taxes of $0.7 million and an increase in non-cash stock-based compensation of $0.5 million.

Liquidity and Capital Resources

Overview

As of March 31, 2005, we had cash and cash equivalents amounting to $108.7 million compared to $104.2 million as of December 31, 2004. The funds held at locations outside of the United States are for future operating expenses. We have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2004	2005
Net cash provided by (used in) operating activities	$(1,783)	$2,381
Net cash used in investing activities	(2,444)	(2,351)
Net cash provided by (used in) financing activities	(9,184)	6,482
Effect of exchange rate changes on cash and cash equivalents	(696)	(2,018)
Increase (decrease) in cash and cash equivalents	(14,107)	4,494
Cash and cash equivalents at the beginning of the period	46,004	104,229
Cash and cash equivalents at the end of the period	$31,897	$108,723

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net cash provided by operating activities was $2.4 million in the three months ended March 31, 2005, compared to net cash used of $1.8 million in the three months ended March 31, 2004. The major factor contributing to the change in net cash provided by operating activities was an increase in our net income, representing $2.5 million.

Net cash used in investing activities was $2.4 million in the three months ended March 31, 2005, compared with $2.4 million in the three months ended March 31, 2004. This change was not significant.

Net cash provided by financing activities was $6.5 million in the three months ended March 31, 2005, compared with net cash used of $9.2 million in the three months ended March 31, 2004. The change was primarily due to the proceeds from employee exercises of stock options, representing $7.7 million, and a reduction of $7.7 million in the payment of long term loans, net.

The effect of exchange rate changes on cash and cash equivalents was ($2.0) million in the three months ended March 31, 2005, compared to ($0.7) million in the three months ended March 31, 2004. The change was primarily due to long-term inter-company balances, representing $1 million.

Long-term and Short-term Debt

At March 31, 2005, we had aggregate short-term and long-term bank borrowings of $48.9 million, consisting of various notes denominated in dollars and NIS with interest rates (in various currencies and linked to various indices) ranging from approximately 5% to 8% and a weighted average interest rate of approximately 6%, with maturities of two to five years. These aggregate bank borrowings included $25.3 million from Bank Hapoalim, with an interest rate of approximately 5.5% and maturity of three years; $14.5 million from Israel Discount Bank, with interest rates of approximately 5% to 8% and maturities of two to four years; and $9.1 million from five other lenders, in amounts ranging from $1.0 million to $3.0 million, with interest rates of approximately 5% to 7% and maturities of up to three years. The maximum interest rate for our dollar-linked borrowings is approximately 5.5%, and for NIS-linked borrowings is approximately 8%.

Anticipated Capital Expenditures

In the first quarter of 2005, we used $1.3 million of the proceeds of our initial public offering to further reduce net debt beyond the net debt reduction of $35.6 million accomplished in the fourth quarter of 2004, in line with our previously announced $40 million debt reduction plan. Following the use of proceeds, our only material indebtedness is amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

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

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of March 31, 2005, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Annual Report on Form 10-K dated March 31, 2005, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market-risk instruments or purchase hedging or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. We do not use derivative financial instruments for speculative trading purposes.

We have direct operations in 15 different countries and relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. We may in the future enter into forward foreign currency exchange or other derivatives contracts to hedge our exposure to foreign currency exchange rates. We do not currently hedge any foreign currency exposure to offset the effects of changes in exchange rates.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Changes in Internal Control

As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of the merger agreement, dated May 12, 2003, by which we acquired Apar Holding Corp., the parent of Apar InfoTech, resulting in Apar becoming our wholly-owned subsidiary, and in connection with our Ness U.S.A. Exchange Offer filed on Form S-4, dated November 12, 2004, as amended (File No. 333-120389), which closed on February 28, 2005, we issued to the former stockholders of Apar 89,305 shares of our common stock on March 2, 2005.  In the Apar merger agreement we agreed to issue additional shares of our common stock to the stockholders of Apar to the extent necessary to preserve their ownership percentages in Ness prior to the Ness U.S.A. exchange.

In the first quarter of 2005, we used $1.3 million of the proceeds of our initial public offering, which closed on October 4, 2004, to further reduce net debt beyond the net debt reduction of $35.6 million accomplished in the fourth quarter of 2004, in line with our previously announced $40 million debt reduction plan.  We intend to apply the balance of the proceeds to fund business growth and expansion and for working capital and general corporate purposes.  We may also use a portion of the net proceeds for acquisitions of additional businesses, assets and technologies or the establishment of joint ventures.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2005.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Employment Agreement, dated as of April 1, 2001, between Ness I.N.G. Ltd. and Shachar Efal (English translation).

10.2	Termination Agreement, dated as of April 20, 2005, between the Registrant and Yaron Garmazi.

10.3	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 15, 2005	By:	/s/ RAVIV ZOLLER
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)

Date: May 16, 2005	By:	/s/ YARON GARMAZI
Yaron Garmazi
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated as of April 1, 2001, between Ness I.N.G. Ltd. and Shachar Efal (English translation).

10.2	Termination Agreement, dated as of April 20, 2005, between the Registrant and Yaron Garmazi.

10.3	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.