Form 10-Q
period 2005-06-30
NESS TECHNOLOGIES INC
filed 2005-08-12
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicated below is the number of shares outstanding of the registrant’s stock at August 9, 2005:

Title of Class	Number of Shares Outstanding
Common Stock, $0.01 par value	34,643,846

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Consolidated Balance Sheets – December 31, 2004 and June 30, 2005 (Unaudited)	3
Consolidated Statements of Income – Three and six months ended June 30, 2004 and 2005 (Unaudited)	5
Consolidated Statements of Cash Flows – Six months ended June 30, 2004 and 2005 (Unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements – June 30, 2005 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Overview	21
Recent Developments	22
Consolidated Results of Operations	22
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004	23
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004	25
Liquidity and Capital Resources	28
Forward-Looking Statements and Risk Factors	30
Item 3. Quantitative and Qualitative Disclosure about Market Risk	30
Item 4. Controls and Procedures	30
Evaluation of Disclosure Controls and Procedures	30
Changes in Internal Control	30

PART II – OTHER INFORMATION	31

Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults upon Senior Securities.	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	June 30,
	2004	2005
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,229	$91,907
Marketable securities	383	387
Trade receivables (net of allowance for doubtful accounts of $2,154 and $2,558 at December 31, 2004, and June 30, 2005 (unaudited), respectively)	75,183	82,552
Unbilled receivables	20,327	25,097
Other accounts receivable and prepaid expenses	9,127	10,354
Inventories and work in progress	1,168	2,192

Total current assets	210,417	212,489

LONG-TERM ASSETS:
Long-term prepaid expenses	3,655	5,129
Marketable securities	69	164
Deferred income taxes	4,823	5,516
Severance pay fund	33,558	33,490

Total long-term assets	42,105	44,299

PROPERTY AND EQUIPMENT, NET	18,879	21,258

OTHER INTANGIBLE ASSETS, NET	4,265	5,959

GOODWILL	149,090	149,876

Total assets	$424,756	$433,881

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	June 30,
	2004	2005
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$1,275	$1,214
Current maturities of long-term debt	13,364	17,681
Trade payables	31,280	27,638
Advances from customers	7,679	8,381
Other accounts payable and accrued expenses	64,271	66,465

Total current liabilities	117,869	121,379

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,918	31,939
Excess of losses over investment in affiliates	306	237
Accrued severance pay	36,888	37,119
Minority interests	295	—

Total long-term liabilities	74,407	69,295

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value -
Authorized: 76,500,000 shares at December 31, 2004 and at June 30, 2005 (unaudited); issued and outstanding: 32,772,578 shares at December 31, 2004 and 34,607,396 shares at June 30, 2005 (unaudited)	328	346
Additional paid-in capital	270,967	281,819
Deferred stock compensation	(152)	(51)
Accumulated other comprehensive loss	(2,045)	(11,198)
Accumulated deficit	(36,618)	(27,709)

Total stockholders’ equity	232,480	243,207

Total liabilities and stockholders’ equity	$424,756	$433,881

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Revenues	$73,879	$94,218	$145,025	$182,623
Cost of revenues (*)	51,785	68,033	100,633	130,428
Provision for losses (reverse of losses) on uncompleted contracts	(43)	13	(485)	98

Gross profit	22,137	26,172	44,877	52,097

Operating expenses:
Selling and marketing	6,044	7,002	12,130	14,033
General and administrative (*)	11,698	12,966	23,095	25,394
Stock-based compensation	51	1,286	102	1,897

Total operating expenses	17,793	21,254	35,327	41,324

Operating income	4,344	4,917	9,550	10,772
Financial expenses, net	(781)	(494)	(3,150)	(914)
Other income, net	11	10	95	4

Income before taxes on income	3,574	4,433	6,495	9,862
Taxes on income	596	423	485	1,025
Equity in net losses of affiliates	(33)	(27)	(648)	(29)
Minority interests in losses (earnings) of a subsidiary	(35)	0	(35)	101

Net income	$2,910	$3,983	$5,327	$8,909

Allocation of undistributed earnings on Class B Convertible Preferred stock	$(436)	$—	$(802)	$—

Net income after allocation of undistributed earnings	$2,474	$3,983	$4,525	$8,909

Basic net earnings per share	$0.13	$0.12	$0.24	$0.26

Diluted net earnings per share	$0.12	$0.11	$0.21	$0.25

(*)     Expenses excluding stock-based compensation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Cost of revenues	$—	$—	$—	$98
General and administrative	51	1,286	102	1,799

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$5,327	$8,909
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred stock compensation related to Ness GSG acquisition	105	101
Stock-based compensation related to warrants granted to banks	21	11
Stock-based compensation related to redeemable options	—	1,897
Equity in net losses of affiliates	648	29
Minority interests in losses (earnings) of a subsidiary	35	(101)
Currency fluctuation of long-term debt	2,732	1,670
Accrued interest on long-term debt	(546)	(892)
Depreciation and amortization	2,503	3,809
Deferred income taxes, net	(827)	(2,078)
Loss (gain) on sale of property and equipment	5	(409)
Trading marketable securities, net	11	(27)
Increase in trade receivables	(10,205)	(10,923)
Increase in unbilled receivables	(2,226)	(6,172)
Increase in other accounts receivable and prepaid expenses	(253)	(205)
Increase in inventories and work in progress	(269)	(762)
Increase in long-term prepaid expenses	(632)	(1,748)
Increase (decrease) in trade payables	1,079	(3,752)
Increase in advances from customers	2,193	1,191
Increase in other accounts payable and accrued expenses	8,459	1,618
Increase in accrued severance pay, net	595	511

Net cash provided by (used in) operating activities	8,755	(7,523)

Cash flows from investing activities:
Net cash paid for acquisition of consolidated subsidiaries (a)	—	(3,187)
Proceeds from decrease in investment in a subsidiary, net of cash in the subsidiary at the time it ceased being consolidated	(168)	—
Acquisition of minority interest in a subsidiary (b)	—	—
Proceeds from sale of short-term bank deposits	3,157	—
Proceeds from sale of property and equipment	424	600
Purchase of property and equipment and capitalization of software developed for internal use	(3,587)	(4,587)
Capitalization of software development costs	(1,580)	(1,483)
Other	(61)	—

Net cash used in investing activities	(1,815)	(8,657)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2004	2005
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$43	$8,848
Short-term bank credit, net	2,890	(986)
Proceeds from long-term debt	6,193	—
Principal payment of long-term debt	(17,880)	(1,493)

Net cash provided by (used in) financing activities	(8,754)	6,369

Effect of exchange rate changes on cash and cash equivalents	(679)	(2,511)

Increase (decrease) in cash and cash equivalents	(2,493)	(12,322)
Cash and cash equivalents at the beginning of the period	46,004	104,229

Cash and cash equivalents at the end of the period	$43,511	$91,907

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$1,563	$656

Taxes	$461	$374

(a)     In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the dates of related acquisitions were as follows:

Working capital (capital deficiency), net (excluding cash and cash equivalents)	$(1,995)
Property and equipment	2,306
Long-term loans and convertible loan	(1,601)
Other assets	48
Goodwill	2,680
Work force	1,069
Customer related intangible assets	680
Net cash paid from acquisitions of consolidated subsidiaries	$3,187

(b)     In conjunction with the acquisition of the minority interest in a subsidiary, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

Note 1: General

Ness Technologies, Inc. was incorporated under the laws of the State of Delaware, in March 1999.  We operate through our subsidiaries in Israel, the United States, Europe and Asia.

We are a global provider of information technology (“IT”) services and solutions designed to help clients improve their competitiveness and effectiveness. Our portfolio of solutions and services includes system integration and application development, outsourcing, software and consulting, and quality assurance and training. Offshore services and development are a significant component of each of these categories. We and our subsidiaries primarily serve the following vertical markets: government and defense, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors.

Note 2: Significant Accounting Policies

a.     Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2005, our consolidated results of operations for the three and six months ended June 30, 2004 and 2005, and our consolidated cash flows for the six months ended June 30, 2004 and 2005.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2005.

Results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

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

In respect of the contingent promissory note, a liability in the amount of $750 was recorded among long-term liabilities and as of December 31, 2004 and June 30, 2005, the liability was classified in current liabilities.

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

Under the securities exchange agreement, we agreed to offer the remaining stockholders of Ness U.S.A. shares of common stock in exchange for their shares of Ness U.S.A. at the same exchange ratio used in the December 2002 exchange on the earliest date practicable after receiving a no-

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

action letter from the Securities and Exchange Commission or completing an initial public offering of our common stock.

On November 12, 2004, we filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares Ness U.S.A. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing our holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, we issued 260,316 shares to the offerees, for the consideration of $3,532 (including $113 in transaction costs). The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141.

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

The allocation of the purchase price reflected in the June 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness U.S.A.’s current assets, current liabilities, property and equipment and intangible assets. Management expects to obtain such completed report during the third quarter of 2005.

2.     Ness GSG Inc.

Effective June 30, 2003, we acquired through merger all of the outstanding stock of Ness GSG Inc. (formerly, Apar Holding Corp.), or Ness GSG, for the purpose of expanding our IT services

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

capabilities. Ness GSG was incorporated under the laws of the Commonwealth of Pennsylvania, with operations, through its subsidiaries, in Asia, the United States and Europe. The Ness GSG subsidiaries specialize in hardware and software consulting. Some of our principal stockholders, who owned approximately 53% of the outstanding common stock of Ness GSG prior to the acquisition, received 3,955,169 shares of our common stock upon the closing of the merger.

Pursuant to the merger agreement, we agreed to issue additional shares of common stock to the stockholders of Ness GSG if and when we issued shares of common stock in exchange for the remaining shares of Ness U.S.A. We agreed to issue the number of shares of our common stock necessary to preserve the ownership percentage of the former stockholders of Ness GSG at the same percentage ownership they held prior to the issuance of such shares to the Ness U.S.A. remaining stockholders, in exchange for their Ness U.S.A. shares. Subsequent to the completion of Ness U.S.A. exchange offer, on March 2, 2005, we issued to the former stockholders of Ness GSG 89,305 additional shares of our common stock pursuant to the terms of the merger agreement. These shares were recorded at their aggregate par value and reduced additional paid in capital in the same amount, at the date issued.

3.     Ness Romania

On April 1, 2005, we acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5.2 million, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers.  Additional payments of up to €1.5 million each are required to be made in April 2006 and April 2007 based on achievement of certain revenue and operating income milestones.  Radix became a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V. and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date.  Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities acquired based on their related fair values.  We have allocated the total cost of the acquisition to Ness Romania’s assets and liabilities as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

April 1, 2005

Cash and cash equivalents	$2,511
Trade receivables	933
Inventory	137
Property and equipment	2,094
Other accounts receivable	97
Intangible assets:
Customer relationships	420
Backlog	260
Work force	730
Goodwill	2,680
Total assets acquired	9,862
Liabilities assumed:
Accounts payable and other accrued expenses	1,420
Other current liabilities	1,506
Long term liabilities	1,551
Total liabilities assumed	4,477
Net assets acquired	$5,385

The allocation of the purchase price reflected in the June 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness Romania’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of Ness Romania were not material in relation to our total consolidated revenues and net income.

4.     Ness DM a.s.

On June 1, 2005, we acquired all of the outstanding shares of Efcon a.s. (“Efcon”), a provider of IT services and solutions based in the Czech Republic.  The purchase price was €0.6 million, or $0.8 million, consisting of €350,000 paid at closing and €250,000 payable within 55 days contingent on the verification of the accuracy of certain representations made by the sellers.  An additional payment of up to €1.2 million is required to be made in April 2006 based on achievement of certain 2005 performance goals.  Up to €400,000 of the April 2006 amount may be advanced if certain interim performance goals are met.  Efcon became a wholly-owned subsidiary of Ness Czech s.r.o., a part of our Ness Europe group, and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date.  Following the acquisition, Efcon changed its name to Ness DM a.s.  In January, 2006, it will become an integral division of Ness Czech s.r.o.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities acquired based on their related fair values.  We have allocated the total cost of the acquisition to Ness DM’s assets and liabilities as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

June 1, 2005

Cash and cash equivalents	$426
Trade receivables	314
Inventory	33
Property and equipment	260
Other accounts receivable	446
Intangible assets:
Work force	339
Total assets acquired	1,818
Liabilities assumed:
Accounts payable and other accrued expenses	533
Other current liabilities	498
Long term liabilities	51
Total liabilities assumed	1,082
Net assets acquired	$736

The allocation of the purchase price reflected in the June 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness DM’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets. Management expects to obtain such completed report during the third quarter of 2005.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of Ness DM were not material in relation to our total consolidated revenues and net income.

f.      Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter of the year. No indications of impairment were identified during the three and six months ended June 30, 2005.

g.     Accounting for stock-based compensation

We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our employee stock option plans. Under APB No. 25, when the exercise price of our stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

We adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended certain provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the prior fiscal year. We continue to apply the provisions of APB No. 25 in accounting for stock-based compensation.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

Pro forma information regarding our net income and net earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS No. 123.

The fair value for options granted in the three and six month periods ended June 30, 2004 and 2005 is amortized over their vesting periods and estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	0.52	0.39	0.52	0.39
Risk-free interest	2.5%	2.5%	2.5%	2.5%
Expected life of up to (in years)	4	4	4	4

Pro forma information under SFAS No. 123 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Net income available to common stock, as reported	$2,474	$3,983	$4,525	$8,909
Add: Allocation of undistributed earnings on Class B Convertible Preferred Stock, as reported	436	—	802	—
Deduct: Pro forma allocation of undistributed earnings on Class B Convertible Preferred Stock	(322)	—	(581)	—
Add: Stock-based employee compensation – intrinsic value	54	1,286	105	1,897
Deduct: Stock-based employee compensation – fair value	(805)	(2,093)	(1,557)	(3,492)
Pro forma net income	$1,837	$3,176	$3,294	$7,314

Basic net earnings per share, as reported	$0.13	$0.12	$0.24	$0.26
Diluted net earnings per share, as reported	$0.12	$0.11	$0.21	$0.25

Pro forma basic net earnings per share	$0.10	$0.09	$0.17	$0.21
Pro forma diluted net earnings per share	$0.09	$0.09	$0.16	$0.21

h.     Impact of recently issued accounting pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to recognize in the statement of income, all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We will adopt the new statement on January 1, 2006. We have not yet completed our analysis of the impact of adopting SFAS 123R and are therefore currently unable to quantify the effect on our financial statements. However, the

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

adoption of this new statement will have an impact on our results of operations and net earnings per share as we will be required to expense the fair value of all share-based payments.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R.  SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies.  SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107 on our condensed consolidated financial statements as we prepare to adopt SFAS 123R.

i.      Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Long-Term Debt

a.     Composition

Our long-term debt is composed as follows:

	December 31, 2004	June 30, 2005
		(Unaudited)
Banks (1)	$48,292	$45,298
Loan from stockholders	1,000	1,000
Loans from others	990	3,322
	50,282	49,620
Less current maturities	13,364	17,681
	$36,918	$31,939

(1) The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2004 and June 30, 2005, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2004 was 6%.

b.     Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

	Interest rate (%)		Amount
	December 31,	June 30,	December 31,	June 30,
	2004	2005	2004	2005
		(Unaudited)		(Unaudited)
In, or linked to dollar	5-8	5-6	$33,027	$33,772
In NIS – linked to CPI	6-8	6-8	17,255	15,848
			$50,282	$49,620

c.     Maturities

The liabilities mature as follows:

As of December 31,
2005 (current maturity)	$13,364
2006	16,438
2007	13,700
2008	5,243
2009	1,537
$50,282

Note 4: Commitments and Contingent Liabilities

a.     Litigation

In 2004 and the six-month period ended June 30, 2005, several employees filed lawsuits against subsidiaries of ours claiming payments due to them in the total amount of $79.

Our Israeli subsidiary currently has a dispute in respect of an outsourcing contract in which it has provided services as a subcontractor to the Israeli Ministry of Environment. The Israeli Ministry of Environment submitted a claim for approximately $1,100 and our subsidiary submitted two counterclaims amounting aggregately to $660. The dispute is currently discussed through arbitration.

Our management and our legal advisor believe that the allowance provided for these contingencies in our consolidated financial statements is adequate to cover probable costs arising from these matters.

b.     Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2004 and June 30, 2005, is $21,948 and $23,294, respectively.  We do not hold collateral to support guarantees when deemed necessary.

c.     Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment, share capital and goodwill.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

Note 5: Stockholders’ Equity

a.     Redeemable options:

Our Executive Committee approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by us for options in Ness) the right to redeem 391,499 of their options, all of which were vested at the time of grant, for a cash payment. The grant date occurred in the fourth quarter of 2004. During the first six months of 2005, certain optionees exercised their options and one optionee exercised his redemption rights and had his options redeemed.  Accordingly, as of June 30, 2005, the total number of shares of common stock for which these redeemable options are exercisable is 368,972, and the aggregate redemption value is $3.3 million. The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to us for a cash payment that is linked, at the employee’s sole discretion, either to the Israeli CPI and shall bear an NIS interest at the rate of 5% per year, or to the dollar with interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date. Each of 278,932 options (“Group A”) may be exercised to acquire one share of our common stock at a price of $3.49 and are redeemable at the NIS equivalent of $9.59 per option as of June 30, 2005. Each of 90,040 options (“Group B”) may be exercised to acquire one share of our common stock at a price of $7.45, and are redeemable at the NIS equivalent of $7.23 per option as of June 30, 2005. The exercise prices and redemption amounts are subject to adjustments for stock splits, dividends, recapitalizations and the like, as set forth in our share option plan to which each option is subject. We account for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and Emerging Issues Task Force (“EITF”) No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once we believe it is likely that the rights would be exercised in the future, a liability is recorded at the then value of the redemption rights, with a corresponding charge to compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date.

As of June 30, 2005, we believed it was likely that the rights would be exercised, and accordingly, we recorded a liability in that respect in the total amount of $3.3 million, included in other accounts payable and accrued expenses, reflecting the value of the redemption rights at June 30, 2005. Related stock based compensation expense was recorded in the statement of income in the total amount of $1.8 million for the six months ended June 30, 2005.

b.     Total comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Net income	$2,910	$3,983	$5,327	$8,909
Foreign currency translation adjustment, net	434	(5,420)	(2,887)	(9,211)
Net unrealized losses on available-for-sale marketable securities	11	9	(32)	(58)
Comprehensive income (loss)	$3,355	$(1,428)	$2,408	$(360)

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

Note 6: Geographic Information

We adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  We operate in one reportable segment. Our total revenues are attributed to geographic areas based on the location of the end customer.

The following present total revenues for the three and six month periods ended June 30, 2004 and 2005, and long-lived assets as of June 30, 2004 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$42,876	$48,464	$84,464	$100,172
United States	17,975	23,402	34,210	44,154
Europe	8,645	16,472	18,516	26,849
Asia and the Far East	3,726	4,460	6,614	8,816
Others	657	1,420	1,221	2,632
	$73,879	$94,218	$145,025	$182,623

	June 30,
	2004	2005
	(Unaudited)
Long-lived assets:
Israel	$98,047	$99,503
United States	56,303	60,243
Europe	2,428	8,738
Asia and the Far East	4,810	8,602
Others	7	7
	$161,595	$177,093

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

The total weighted average number of shares related to the outstanding options, warrants, Convertible Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 186,401, 104,386, 1,143,316, 121,886 and 581,536 for the year ended December 31, 2004 the three months ended June 30, 2004 and 2005, respectively, and the six months ended June 30, 2004 and 2005, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (information as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 is unaudited)

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Numerator:
Net income	$2,910	$3,983	$5,327	$8,909
Allocation of undistributed earnings on Class B Convertible Preferred Stock	(436)	—	(802)	—
Numerator for basic and diluted per share data: Net income after allocation of undistributed earnings on Class B Convertible Preferred Stock	$2,474	$3,983	$4,525	$8,909

Denominator:
Weighted average number of shares of common stock	16,478	34,541	16,478	34,147
Weighted average number of shares of preferred stock	2,412	—	2,412	—
Denominator for basic net earnings per share	18,890	34,541	18,890	34,147
Effect of dilutive securities:
Employee stock options and warrants	2,312	1,103	2,357	1,447
Denominator for diluted net earnings per share – adjusted weighted average assuming conversions and exercise of options and warrants	21,202	35,644	21,247	35,594

Note 8: Subsequent Events

On June 29, 2005, we signed a definitive agreement to acquire Delta Electronic Services a.s., a provider of IT services and solutions in Slovakia. The purchase price is $7.75 million. In addition, should Delta achieve certain business goals by the end of 2005 and during the first quarter of 2006, Ness will pay an additional amount of up to $3.25 million. The acquisition is expected to close during the third quarter of 2005 and is subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2005, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

Our revenues increased to $94.2 million and $182.6 million for the three and six months ended June 30, 2005, respectively, from $73.9 million and $145.0 million for the three and six months ended June 30, 2004, respectively.  Net income increased to $4.0 million and $8.9 million for the three and six months ended June 30, 2005, respectively, from $2.9 million and $5.3 million for the three and six months ended June 30, 2004, respectively.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2005, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted less than approximately 35% of our revenues. For the three and six months ended June 30, 2005, the percentage of our revenues generated by public and private clients in Israel was 51% and 55%, respectively, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 10% and 11%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2005.

Our backlog as of June 30, 2005 was $418 million compared to $342 million as of June 30, 2004. This $76 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and six months ended June 30, 2005, the percentage of our revenues derived from clients in Israel was 51% and 55%, respectively; in the United States, 25% and 24%, respectively; in Europe, 17% and

15%, respectively; in Asia and the Far East, 5% and 5%, respectively; and in other countries, 2% and 1%, respectively.

For the three and six months ended June 30, 2005, we derived 32% and 31%, respectively, of our revenues from system integration and application development; 46% and 47%, respectively, from outsourcing (including offshore development); 15% and 14%, respectively, from software and consulting; 5% and 5%, respectively, from quality assurance and training; and 2% and 3%, respectively, from our other offerings.

As of June 30, 2005, we had approximately 5,430 employees, including approximately 4,735 IT professionals.  Of the 5,430 employees, approximately 2,850 were in Israel, 1,380 were in India, 350 were in North America, 500 were in Europe and 355 were in the Asia Pacific region.

Recent Developments

On April 1, 2005, we completed the acquisition of Radix Company SA, a privately held leading provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5.2 million. In addition, should Radix achieve certain performance goals over the next two years, we will pay an additional amount of up to €3 million, or approximately $3.9 million.  For the full year 2004, Radix Company SA generated revenues in excess of $12 million and was profitable.  Radix Company SA is one of the leading Romanian IT services and solutions providers and is expected to provide synergies with Ness’ current operations in Central and Eastern Europe. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania and it now operates as a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V.

On June 1, 2005, we acquired Efcon a.s., a privately held provider of IT services and solutions based in the Czech Republic.  The aggregate purchase price will be up to €1.8 million, or $2.3 million, depending on achievement of certain performance goals over the next year.  The acquisition of Efcon, which specializes in enterprise resource planning systems, document management systems, enterprise content management systems and workflow applications, is expected to leverage our market position and extend our portfolio of solutions and services in Central and Eastern Europe.  Following the acquisition, Efcon changed its name to Ness DM a.s. and began operating as a wholly-owned subsidiary of Ness Czech s.r.o., a part of our Ness Europe group.  In January, 2006, it will become an integral division of Ness Czech s.r.o.

On June 29, 2005, we signed a definitive agreement to acquire Delta Electronic Services a.s., a privately held leading provider of IT services and solutions in Slovakia. The purchase price is $7.75 million. In addition, should Delta achieve certain business goals by the end of 2005 and during the first quarter of 2006, Ness will pay an additional amount of up to $3.25 million. The acquisition is expected to close during the third quarter of 2005 and is subject to customary closing conditions. For the full year 2004, Delta generated revenues of more than $18 million and was profitable.  Delta, which specializes in enterprise resource planning systems and custom enterprise applications, has been one of the fastest growing IT services and solutions providers in Slovakia in recent years serving mainly the public and utilities sector. Delta has additional operations in the Czech Republic and Germany. We expect our expansion in Slovakia to provide greater opportunities for Ness and to better position us to offer near-shore outsourcing services for European markets. Upon completion of the acquisition, Delta will change its name to Ness Slovakia and will operate as a part of Ness Europe.

On June 26, 2005, dbMotion, Inc. an affiliate of Ness (formerly Ness ISI) in which we retain a non-controlling interest, completed a second round of private financing.  In connection with this private investment round, we sold a portion of our holdings in dbMotion, reducing our stake in dbMotion from 33.3% to 19.9%, and resulting in a capital gain of $0.2 million.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.1	72.2	69.4	71.4
Provision for losses (reverse of losses) on uncompleted contracts	(0.1)	0.0	(0.3)	0.1
Gross profit	30.0	27.8	30.9	28.5

Operating expenses:
Selling and marketing	8.2	7.4	8.4	7.7
General and administrative	15.8	13.8	15.9	13.9
Stock-based compensation	0.1	1.4	0.1	1.0
Total operating expenses	24.1	22.6	24.4	22.6

Operating income	5.9	5.2	6.6	5.9
Financial expenses, net	(1.1)	(0.5)	(2.2)	(0.5)
Other income, net	0.0	0.0	0.1	0.0
Income before taxes on income	4.8	4.7	4.5	5.4

Taxes on income	0.8	0.4	0.3	0.6
Equity in net losses of affiliates	0.0	0.0	(0.4)	0.0
Minority interests in losses (earnings) of a subsidiary	0.0	0.0	0.0	0.1
Net income	3.9	4.2	3.7	4.9

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2004	2005	$	%
Revenues	$73,879	$94,218	20,339	27.5
Cost of revenues	51,785	68,033	16,248	31.4
Provision for losses (reverse of losses) on uncompleted contracts	(43)	13	56	N/A
Gross profit	$22,137	$26,172	4,035	18.2
Gross margin	30.0%	27.8%

Revenues

Our revenues increased from $73.9 million in the three months ended June 30, 2004 to $94.2 million in the three months ended June 30, 2005, representing an increase of $20.3 million, or 27.5%.  The increase was primarily due to growth in outsourcing and offshore engagements, representing $8.8 million, growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training, representing $7.0 million, and the inclusion of revenue from acquisitions made in the second quarter, representing $4.5 million. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from the three months ended June 30, 2004 to the three months ended June 30, 2005.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct costs, increased from $51.8 million in the three months ended June 30, 2004 to $68.0 million in the three months ended June 30, 2005, representing an increase of $16.2 million, or 31.4%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.  The change in our provision for losses (reverse of losses) on uncompleted contracts changed from ($43,000) in the three months ended June 30, 2004 to $13,000 in the three months ended June 30, 2005, as a result of net changes in our fixed price project loss provisions.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $22.1 million in the three months ended June 30, 2004 to $26.2 million in the three months ended June 30, 2005, representing an increase of $4.0 million, or 18.2%. The increase was primarily related to our increase in revenues, representing $6.1 million, offset by a decrease in our gross margin, representing approximately ($2.1) million. Gross margin for the three months ended June 30, 2005 was 27.8%, compared to 30.0% in the three months ended June 30, 2004. The decrease in gross margin resulted primarily from higher contract setup costs associated with new outsourcing and offshore engagements attributable to our greater than anticipated revenue growth in the quarter.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2004	2005	$	%
Selling and marketing	$6,044	$7,002	958	15.9
General and administrative	11,698	12,966	1,268	10.8
Stock-based compensation	51	1,286	1,235	2,422
Total operating expenses	17,793	21,254	3,461	19.4
Operating income	$4,344	$4,917	573	13.2

Selling and marketing

Selling and marketing expenses increased from $6.0 million in the three months ended June 30, 2004 to $7.0 million in the three months ended June 30, 2005, representing an increase of $1.0 million, or 15.9%. This increase was due primarily to a $0.8 million increase in marketing expenses, especially in Europe, and increases in our sales commissions and other sales expenses of $0.2 million. These additional marketing expenses are related primarily to our efforts to enhance our brand recognition.

General and administrative

General and administrative expenses increased from $11.7 million in the three months ended June 30, 2004 to $13.0 million in the three months ended June 30, 2005, representing an increase of $1.3 million, or 10.8%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, representing $0.5 million, and certain additional expenses associated with being a public company, including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $0.8 million.

Stock-based compensation

Non-cash stock-based compensation expenses increased from $0.1 million in the three months ended June 30, 2004 to $1.3 million in the three months ended June 30, 2005, representing an increase of $1.2 million. This increase was due primarily to a charge to non-cash stock compensation expense in respect of redeemable options, representing $1.2 million, described in note 5(a) to our interim condensed consolidated financial statements — June 30, 2005.  We expect no further significant compensation expense related to these redeemable options.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2004	2005	$	%
Operating income	$4,344	$4,917	573	13.2
Financial expenses, net	(781)	(494)	287	(36.7)
Other income, net	11	10	(1)	(9.1)
Income before taxes on income	3,574	4,433	859	24.1
Taxes on income	596	423	(173)	(29.0)
Equity in net losses of affiliates	(33)	(27)	6	(19.4)
Minority interests in losses (earnings) of a subsidiary	(35)	0	35	(100.2)
Net income	$2,910	$3,983	1,073	36.9

Financial expenses, net

Financial expenses, net, decreased from $0.8 million in the three months ended June 30, 2004 to $0.5 million in the three months ended June 30, 2005, representing a decrease of $0.3 million, or 36.7%. The decrease was due primarily to investment income from the proceeds of our initial public offering and reduced debt service expenses following our reduction of net long-term debt in the fourth quarter of 2004.

Other income, net

Other income, net, decreased from $11,000 in the three months ended June 30, 2004 to $10,000 in the three months ended June 30, 2005. This change was not significant.

Taxes on income

Our taxes on income decreased from $0.6 million in the three months ended June 30, 2004 to $0.4 million in the three months ended June 30, 2005, representing a decrease of $0.2 million, or 29.0%. This decrease was attributable to the increase in our income before taxes, representing $0.3 million, offset by the tax reduction attributable to our non-cash stock-based compensation expense, representing ($0.5) million.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $33,000 for the three months ended June 30, 2004 to $27,000 in the three months ended June 30, 2005.  This change was not significant.

Minority interests in losses (earnings) of a subsidiary

Minority interests in losses (earnings) of a subsidiary changed from earnings of $35,000 in the three months ended June 30, 2004 to no earnings in the three months ended June 30, 2005. This change was not significant.

Net Income

Net income increased from $2.9 million in the three months ended June 30, 2004 to $4.0 million in the three months ended June 30, 2005, representing an increase of $1.1 million, or 36.9%. The increase in net income was due primarily to our increase in operating income of $0.6 million, our decrease in financial expenses of $0.3 million and our decrease in taxes on income of $0.2 million.  The increase in our operating income was itself offset by an increase in non-cash stock-based compensation of $1.2 million.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2004	2005	$	%
Revenues	$145,025	$182,623	37,598	25.9
Cost of revenues	100,633	130,428	29,795	29.6
Provision for losses (reverse of losses) on uncompleted contracts	(485)	98	583	N/A
Gross profit	$44,877	$52,097	7,220	16.1
Gross margin	30.9%	28.5%

Revenues

Our revenues increased from $145.0 million in the six months ended June 30, 2004 to $182.6 million in the six months ended June 30, 2005, representing an increase of $37.6 million, or 25.9%.  The increase was primarily due to growth in outsourcing and offshore engagements, representing $19.9 million, growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training, representing $13.2 million, and the inclusion of revenue from acquisitions made in the second quarter, representing $4.5 million. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from the six months ended June 30, 2004 to the six months ended June 30, 2005.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct costs, increased from $100.6 million in the six months ended June 30, 2004 to $130.4 million in the six months ended June 30, 2005, representing an increase of $29.8 million, or 29.6%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.  The change in our provision for losses (reverse of losses) on uncompleted contracts changed from ($0.5) million in the six months ended June 30, 2004 to $0.1 million in the six months ended June 30, 2005, as a result of net changes in our fixed price project loss provisions.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $44.9 million in the six months ended June 30, 2004 to $52.1 million in the six months ended June 30, 2005, representing an increase of $7.2 million, or 16.1%. The increase was primarily related to our increase in revenues, representing $11.6 million, offset by a decrease in our gross margin, representing approximately ($4.3) million. Gross margin for the six months ended June 30, 2005 was 28.5%, compared to 30.9% in the six months ended June 30, 2004. The decrease in gross margin resulted primarily from higher contract setup costs associated with new outsourcing and offshore engagements attributable to our greater than anticipated revenue growth in the first half and from an increase in our use of subcontractors and vendors in the first quarter in order to meet certain delivery commitments.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2004	2005	$	%
Selling and marketing	$12,130	$14,033	1,903	15.7
General and administrative	23,095	25,394	2,299	10.0
Stock-based compensation	102	1,897	1,795	1,760
Total operating expenses	35,327	41,324	5,997	17.0
Operating income	$9,550	$10,772	1,222	12.8

Selling and marketing

Selling and marketing expenses increased from $12.1 million in the six months ended June 30, 2004 to $14.0 million in the six months ended June 30, 2005, representing an increase of $1.9 million, or 15.7%. This increase was due primarily to a $1.6 million increase in marketing expenses, especially in Europe, and increases in our sales commissions and other sales expenses of $0.3 million. These additional marketing expenses are related primarily to our efforts to enhance our brand recognition.

General and administrative

General and administrative expenses increased from $23.1 million in the six months ended June 30, 2004 to $25.4 million in the six months ended June 30, 2005, representing an increase of $2.3 million, or 10.0%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, representing $0.9 million, and certain additional expenses associated with being a public company, including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $1.4 million.

Stock-based compensation

Non-cash stock-based compensation expenses increased from $0.1 million in the six months ended June 30, 2004 to $1.9 million in the six months ended June 30, 2005, representing an increase of $1.8 million. This increase was due primarily to a charge to non-cash compensation expense in respect of redeemable options, representing $1.8 million, described in note 5(a) to our interim condensed consolidated financial statements – June 30, 2005.  We expect no further significant compensation expense related to these redeemable options.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2004	2005	$	%
Operating income	$9,550	$10,772	1,222	12.8
Financial expenses, net	(3,150)	(914)	2,236	(71.0)
Other income, net	95	4	(91)	(95.8)
Income before taxes on income	6,495	9,862	3,367	51.8
Taxes on income	485	1,025	540	111.4
Equity in net losses of affiliates	(648)	(29)	619	(95.6)
Minority interests in losses (earnings) of a subsidiary	(35)	101	136	N/A
Net income	$5,327	$8,909	3,582	67.2

Financial expenses, net

Financial expenses, net, decreased from $3.2 million in the six months ended June 30, 2004 to $0.9 million in the six months ended June 30, 2005, representing a decrease of $2.2 million, or 71.0%. The decrease was due primarily to investment income from the proceeds of our initial public offering and reduced debt service expenses following our reduction of net long-term debt in the fourth quarter of 2004.

Other income, net

Other income, net, decreased from $0.1 million in the six months ended June 30, 2004 to $4,000 in the six months ended June 30, 2005. This change was not significant.

Taxes on income

Our taxes on income increased from $0.5 million in the six months ended June 30, 2004 to $1.0 million in the six months ended June 30, 2005. This increase was attributable to the increase in our income before taxes and the depletion of our net operating loss carry forwards in Israel and the United States, together representing $1.2 million, offset by the tax reduction attributable to our non-cash stock-based compensation expense, representing ($0.7) million.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $0.6 million for the six months ended June 30, 2004 to $29,000 in the six months ended June 30, 2005. This change was due to a capital loss related to our reduced ownership of our affiliate, Ness ISI (now known as dbMotion Ltd.), in 2004. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Minority interests in losses (earnings) of a subsidiary

Minority interests in losses (earnings) of a subsidiary changed from earnings of $35,000 in the six months ended June 30, 2004 to losses of $0.1 million in the six months ended June 30, 2005. This change was not significant.

Net Income

Net income increased from $5.3 million in the six months ended June 30, 2004 to $8.9 million in the six months ended June 30, 2005, representing an increase of $3.6 million, or 67.2%. The increase in net income was due primarily to our increase in operating income of $1.2 million, our decrease in financial expenses of $2.2 million and our decrease in equity in net losses of affiliates of $0.6 million, partially offset by the increase in our income taxes of $0.5 million.  The increase in our operating income was itself offset by an increase in non-cash stock-based compensation of $1.8 million.

Liquidity and Capital Resources

Overview

As of June 30, 2005, we had cash and cash equivalents amounting to $91.9 million compared to $104.2 million as of December 31, 2004. The funds held at locations outside of the United States are for future operating expenses. We have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2004	2005
Net cash provided by (used in) operating activities	$8,755	$(7,523)
Net cash used in investing activities	(1,815)	(8,657)
Net cash provided by (used in) financing activities	(8,754)	6,369
Effect of exchange rate changes on cash and cash equivalents	(679)	(2,511)
Increase (decrease) in cash and cash equivalents	(2,493)	(12,322)
Cash and cash equivalents at the beginning of the period	46,004	104,229
Cash and cash equivalents at the end of the period	$43,511	91,907

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net cash used in operating activities was $7.5 million in the six months ended June 30, 2005, compared to net cash provided of $8.8 million in the six months ended June 30, 2004. The major factors contributing to the change in net cash provided by operating activities were a large annual payment to one of our suppliers, representing $8.2 million, and the payment of accumulated 2004 bonuses, representing $2.3 million, offset by our increase in net income, representing $3.6 million.

Net cash used in investing activities was $8.7 million in the six months ended June 30, 2005, compared with $1.8 million in the six months ended June 30, 2004. The major factors contributing to the increase were payments in respect of the acquisitions we made during the second quarter, representing $3.2 million, net of cash acquired, and a reduction in the sale of short-term bank deposits compared to the six months ended June 30, 2004, representing $3.2 million.

Net cash provided by financing activities was $6.4 million in the six months ended June 30, 2005, compared with net cash used of $8.8 million in the six months ended June 30, 2004. The change was primarily due to the proceeds from employee exercises of stock options, representing $8.8 million, and a reduction of $10.2 million in the payment of long term loans, net.

The effect of exchange rate changes on cash and cash equivalents was ($2.5) million in the six months ended June 30, 2005, compared to ($0.7) million in the six months ended June 30, 2004. The change was primarily due to long-term inter-company balances, representing $1.2 million.

Long-term and Short-term Debt

At June 30, 2005, we had aggregate short-term and long-term bank and other borrowings of $50.8 million, consisting of various notes denominated in dollars and NIS with interest rates (in various currencies and linked to various indices) ranging from approximately 5% to 8% and a weighted average interest rate of approximately 6%, with maturities of two to five years. These aggregate bank borrowings included $25.6 million from Bank Hapoalim, with an interest rate of approximately 5.5% and maturity of three years; $14.3 million from Israel Discount Bank, with interest rates of approximately 5% to 8% and maturities of two to four years; and $10.9 million from six other lenders, in amounts ranging from $0.7 million to $3.0 million, with interest rates of approximately 5% to 7% and maturities of up to three years. The maximum interest rate for our dollar-linked borrowings is approximately 5.5%, and for NIS-linked borrowings is approximately 8%.

Anticipated Capital Expenditures

In the second quarter of 2005, we used $0.2 million of the proceeds of our initial public offering to further reduce net debt beyond the net debt reduction of $37.1 million accomplished in the fourth quarter of 2004 and the first quarter of 2005, in line with our previously announced $40 million debt reduction plan. Following the use of proceeds, our only material indebtedness is amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

•      limitations on incurring debt;

•      prohibition on pledging assets;

•      prohibition on distributing dividends;

•      stockholders’ equity must not be less than 30% of its total assets;

•      EBITDA must not be less than 9.5% of revenues and not less than NIS 34 million; and

•      limitations on merging or transferring assets.

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of June 30, 2005, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Annual Report on Form 10-K filed with the SEC on March 31, 2005.

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

We have direct operations in 15 different countries and relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business.  In the second quarter, we entered into certain forward foreign currency exchange contracts to hedge our exposure to the Indian Rupee.  In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

In the future, we may be subject to interest rate risk on our investments, which would affect their carrying value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2005, we used $0.2 million of the proceeds of our initial public offering, which closed on October 4, 2004, to further reduce net debt beyond the net debt reduction of $37.1 million accomplished in the fourth quarter of 2004 and the first quarter of 2005, in line with our previously announced $40 million debt reduction plan.  We intend to apply the balance of the proceeds to fund business growth and expansion and for working capital and general corporate purposes.  We may also use a portion of the net proceeds for acquisitions of additional businesses, assets and technologies or the establishment of joint ventures.  As of the date of this report, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction; other than our announced acquisition of Delta Electronic Services a.s. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”).

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2005 Annual Meeting of Stockholders held on June 3, 2005 (the “Annual Meeting”): (1) election of directors, and (2) ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent auditors for the year ending December 31, 2005.  The number of shares of common stock outstanding and eligible to vote as of the record date of April 20, 2005 was 34,532,770.

Each of these matters was approved by the requisite vote of our stockholders.  Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the respective matters, including a separate tabulation with respect to each nominee for director:

Nominee	For	Withheld
Aharon Fogel	25,631,374	2,145,864
Raviv Zoller	25,631,374	2,145,864
Rajeev Srivastava	25,572,029	2,205,209
Dr. Henry Kressel	27,084,307	692,931
Morris Wolfson	25,738,213	2,039,025
Dr. Satyam C. Cherukuri	27,092,978	684,260
Dan S. Suesskind	26,898,547	878,691

Proposal	For	Against	Abstain	Broker Non-Vote
Proposal 2: Ratification of Auditors	27,548,331	217,446	11,461	0

Item 5. Other Information

On August 9, 2005, Dr. Kenneth A. Pickar was elected to our board of directors.  Dr. Pickar was also appointed to our audit committee, effective August 15, 2005, replacing Dr. Henry Kressel, who resigned from the audit committee effective the same date.  Dr. Pickar satisfies the independence requirements of SEC Rule 10A-3, and as such our audit committee will be comprised solely of directors who satisfy the NASDAQ National Market and SEC audit committee membership requirements.

Dr. Pickar has served as a board member of Neustar Corporation since 1999 and of H2Scan LLC, since January 2005.  He has served on the executive committee of Tech Coast Angels (LA) since 2001 and of the operating committee of Idealab since 2004.  From 1997 to 1999, Dr. Pickar served on the board of directors of Level One Corporation, which was traded on NASDAQ prior to the company’s sale to Intel Corporation.  From 1986 to 1987, he served on the board of directors of the Microelectronics and Computer Consortium.  From 1983 to 1986, he served on the board of directors of the Semiconductor Research Corporation, where he held the position of vice chairman in 1986. From 1993 to 1998, Dr. Pickar served as senior vice president, research and development for AlliedSignal Aerospace.  Previously, Dr. Pickar held executive, research and development and technology positions with corporations including General Electric Corporate Research and Development, Signetics Corporation, Bell Northern Research and Bell Laboratories. In addition to his extensive business experience, Dr. Pickar has been, since 1998, a visiting professor of Mechanical Engineering at the California Institute of Technology, where he served as the J. Stanley Johnson Professor from 1999 to 2003. He is also a visiting lecturer at University of California, Los Angeles (UCLA) Anderson School of Management.  Dr. Pickar holds a bachelor of science degree, cum laude, Phi Beta Kappa, in physics and mathematics from City University of New York, and a master’s degree and doctorate of Physics from the University of Pennsylvania.

On August 9, 2005, Rajeev Srivastava voluntarily resigned his position on our board of directors.  Mr. Srivastava will continue his role as President of Ness Global Services.

On August 10, 2005, we entered into a new employment agreement with Shachar Efal, one of our executive officers, effective as of July 1, 2005.  The agreement is for a term of two years and shall be extended for successive one year periods unless terminated as described below.  Mr. Efal’s initial annual base salary, which is denominated in NIS, is approximately $188,292 based on the dollar to NIS exchange rate of July 1, 2005. He is also entitled to an annual bonus determined 50% in proportion to the share that our chief executive officer receives of his maximum annual bonus and 50% based on the business results of Mr. Efal’s area of responsibility, subject to an aggregate maximum of $200,000.  We may terminate Mr. Efal’s’ employment by providing three months prior notice and Mr. Efal may terminate his employment by providing us with three months prior notice.  If we terminate Mr. Efal’s employment other than for cause, Mr. Efal will be entitled to his base salary through the date of termination and for six months thereafter and to all amounts deposited in his favor in pension funds, including payments made for severance pay.  If Mr. Efal terminates his employment other than for cause, Mr. Efal will be entitled to his base salary through the date of termination and, at the discretion of our chief executive officer, for up to three months thereafter and to all amounts deposited in his favor in pension funds, including payments made for severance pay.  However, if Mr. Efal is terminated for cause or resigns in such situation, Mr. Efal will not be entitled to receive any base salary after the date his employment ceases or any amount deposited on his behalf in any pension fund. The agreement also contains customary confidentiality and non-competition provisions.  The non-competition provisions apply during Mr. Efal’s employment and for one year thereafter.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.

(Registrant)

Date:	August 11, 2005	By:	/s/ Raviv Zoller
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)

Date:	August 11, 2005	By:	/s/ Ytzhak Edelman
Ytzhak Edelman
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.