Form 10-Q
period 2005-09-30
NESS TECHNOLOGIES INC
filed 2005-11-14
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate by check mark whether the  registrant  is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicated below is the number of shares outstanding of the registrant’s stock at November 7, 2005:

Title of Class	Number of Shares Outstanding
Common Stock, $0.01 par value	34,690,447

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets – December 31, 2004 and September 30, 2005 (Unaudited)
Consolidated Statements of Income – Three and nine months ended September 30, 2004 and 2005 (Unaudited)
Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2005 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements – September 30, 2005 (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Recent Developments
Consolidated Results of Operations
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Liquidity and Capital Resources
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
Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,229	$74,303
Marketable securities	383	5,212
Trade receivables (net of allowance for doubtful accounts of $2,154 and $2,111 at December 31, 2004 and September 30, 2005 (unaudited), respectively)	75,183	87,059
Unbilled receivables	20,327	28,956
Other accounts receivable and prepaid expenses	9,127	10,117
Inventories and work in progress	1,168	2,446

Total current assets	210,417	208,093

LONG-TERM ASSETS:
Long-term prepaid expenses	3,655	5,032
Marketable securities	69	34
Deferred income taxes	4,823	6,112
Severance pay fund	33,558	34,575

Total long-term assets	42,105	45,753

PROPERTY AND EQUIPMENT, NET	18,879	20,874

OTHER INTANGIBLE ASSETS, NET	4,265	6,365

GOODWILL	149,090	150,083

Total assets	$424,756	$431,168

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	September 30,
	2004	2005
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$1,275	$7,096
Current maturities of long-term debt	13,364	28,550
Trade payables	31,280	22,122
Advances from customers	7,679	3,713
Other accounts payable and accrued expenses	64,271	72,511

Total current liabilities	117,869	133,992

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,918	9,027
Excess of losses over investment in affiliates	306	304
Accrued severance pay	36,888	38,272
Minority interests	295	—

Total long-term liabilities	74,407	47,603

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value - Authorized: 76,500,000 shares at December 31, 2004 and at September 30, 2005 (unaudited); issued and outstanding: 32,772,578 shares at December 31, 2004 and 34,675,942 shares at September 30, 2005 (unaudited)	328	347
Additional paid-in capital	270,967	282,005
Deferred stock compensation	(152)	(25)
Accumulated other comprehensive loss	(2,045)	(11,067)
Accumulated deficit	(36,618)	(21,692)

Total stockholders’ equity	232,480	249,573

Total liabilities and stockholders’ equity	$424,756	$431,168

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Revenues	$77,152	$97,719	$222,177	$280,342
Cost of revenues (*)	53,969	69,882	154,602	200,310
Provision for losses (reverse of losses) on uncompleted contracts	26	(254)	(459)	(156)

Gross profit	23,157	28,091	68,034	80,188

Operating expenses:
Selling and marketing	6,822	7,081	18,952	21,114
General and administrative (*)	10,888	13,268	33,951	38,663
Stock-based compensation	57	76	191	1,973

Total operating expenses	17,767	20,425	53,094	61,750

Operating income	5,390	7,666	14,940	18,438
Financial expenses, net	(1,177)	(383)	(4,327)	(1,297)
Other income (expenses), net	(16)	(14)	79	(10)

Income before taxes on income	4,197	7,269	10,692	17,131
Taxes on income	473	1,252	958	2,277
Equity in net losses of affiliates	(3)	—	(651)	(29)
Minority interests in losses (earnings) of a subsidiary	(30)	—	(65)	101

Net income	$3,691	$6,017	$9,018	$14,926

Allocation of undistributed earnings on Class B Convertible Preferred stock	$(554)	$—	$(1,356)	$—

Net income after allocation of undistributed earnings	$3,137	$6,017	$7,662	$14,926

Basic net earnings per share	$0.16	$0.17	$0.40	$0.43

Diluted net earnings per share	$0.14	$0.17	$0.36	$0.42

(*)   Expenses excluding stock-based compensation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Cost of revenues	$—	$—	$—	$98
General and administrative	57	76	191	1,875

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$9,018	$14,926
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred stock compensation related to Ness GSG acquisition	159	118
Stock-based compensation related to warrants granted to banks	32	11
Stock-based compensation related to redeemable options	—	1,956
Equity in net losses of affiliates	651	29
Minority interests in losses (earnings) of a subsidiary	65	(101)
Currency fluctuation of long-term debt	1,882	2,281
Accrued interest on long-term debt	(542)	(634)
Depreciation and amortization	3,691	6,448
Deferred income taxes, net	(784)	(1,412)
Loss on sale of property and equipment	31	21
Trading marketable securities, net	19	(214)
Increase in trade receivables	(11,590)	(15,561)
Increase in unbilled receivables	(4,589)	(10,271)
Decrease (increase) in other accounts receivable and prepaid expenses	(770)	23
Decrease (increase) in inventories and work in progress	370	(1,231)
Increase in long-term prepaid expenses	(1,337)	(1,666)
Increase (decrease) in trade payables	1,174	(9,308)
Decrease in advances from customers	(428)	(3,608)
Increase in other accounts payable and accrued expenses	7,126	8,212
Increase in accrued severance pay, net	742	598

Net cash provided by (used in) operating activities	4,920	(9,383)

Cash flows from investing activities:
Net cash paid for acquisition of consolidated subsidiaries (a)	—	(4,364)
Cash in a subsidiary at the time it ceased being consolidated	(168)	—
Acquisition of minority interest in a subsidiary (b)	—	—
Proceeds from sale of short-term bank deposits	2,920	—
Proceeds from sale of marketable securities	—	387
Acquisition of available-for-sale marketable securities	—	(5,202)
Proceeds from sale of property and equipment	540	149
Purchase of property and equipment and capitalization of software developed for internal use	(8,491)	(6,012)
Capitalization of software development costs	(2,030)	(1,633)
Other	(61)	—

Net cash used in investing activities	(7,290)	(16,675)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2004	2005
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$43	$9,132
Short-term bank loans and credit, net	10,214	5,116
Proceeds from long-term debt	10,765	21,216
Principal payments of long-term debt	(23,158)	(34,345)

Net cash provided by (used in) financing activities	(2,136)	1,119

Effect of exchange rate changes on cash and cash equivalents	(791)	(4,987)

Decrease in cash and cash equivalents	(5,297)	(29,926)
Cash and cash equivalents at the beginning of the period	46,004	104,229

Cash and cash equivalents at the end of the period	$40,707	$74,303

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$2,573	$895

Taxes	$661	$897

(a)        In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the dates of related acquisitions were as follows:

Capital deficiency, net (excluding cash and cash equivalents)	$(1,859)
Property and equipment	2,353
Long-term loans and convertible loan	(1,601)
Other assets	48
Goodwill	3,744
Work force	1,069
Accrued severance pay, net	(70)
Customer related intangible assets	680
Net cash paid for acquisitions of consolidated subsidiaries	$4,364

(b)        In conjunction with the acquisition of the minority interest in a subsidiary in 2005, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

Note 1: General

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

Note 2: Significant Accounting Policies

a.     Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of income for the three and nine months ended September 30, 2004 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2005, our consolidated results of operations for the three and nine months ended September 30, 2004 and 2005, and our consolidated cash flows for the nine months ended September 30, 2004 and 2005.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2005.

Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

c.     Financial statements in U.S. dollars

Our subsidiaries’ transactions are recorded in local currencies. We have designated the U.S. dollar as the primary functional currency of our operations in the United States, the NIS as the primary functional currency of our subsidiaries’ operations in Israel, and local currencies as the primary functional currencies of our operations elsewhere. Accordingly, for all subsidiaries of which the dollar is the functional currency, monetary accounts maintained in other currencies are re-measured into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

For those foreign subsidiaries whose functional currency has been determined to be their local currency, assets and liabilities are translated at period-end exchange rates and statements of income items are translated at average exchange rates prevailing during that period. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

The financial statements of affiliates reported using the equity method of accounting, whose functional currency has been determined to be their local currency, have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the period. The resulting aggregate translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

d.     Principles of consolidation

Our consolidated financial statements include the accounts of the company and its wholly and majority owned subsidiaries, or the group. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

e.     Acquisition of subsidiaries

1.    Ness U.S.A. Inc. (“Ness U.S.A.”)

On October 25, 2001, we and other investors incorporated Ness U.S.A., a corporation incorporated under the laws of the State of Delaware, for the purpose of acquiring certain assets and assuming certain liabilities of Blueflame Inc. (“Blueflame”) out of Blueflame’s chapter 11 bankruptcy proceeding. On the date of incorporation, we held 68% of the outstanding common stock of Ness U.S.A. and other investors held the remaining 32% of the outstanding common stock of Ness U.S.A. On November 1, 2001, Ness U.S.A. acquired these assets with a fair market value of approximately $6,656 for cash consideration and related purchase costs totaling approximately $5,140. The transaction was accounted for by the purchase method of accounting according to SFAS No. 141, “Business Combinations.”

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

In addition to the consideration paid at closing, we agreed to the following contingent payments:

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

(i)       if the qualifying transaction occurred prior to December 31, 2003, the contingent payment would have been equal to the aggregate consideration in excess of $4,500, but not more than $750.

(ii)      if the qualifying transaction occurred after December 31, 2003 but prior to January 1, 2005, the contingent payment would have been equal to $650, unless the consideration for such qualifying transaction was in excess of $6,600, in which case the contingent payment would have been equal to $750.

(iii)     if the qualifying transaction occurs after December 31, 2004 but prior to January 1, 2006, the contingent payment will be equal to $550, unless the consideration for such qualifying transaction is equal to or in excess of $7,500, in which case the contingent payment will be equal to $750.

As the purchase price was lower than the fair market value of the net assets acquired, but is subject to contingent payment, we recorded at the date of acquisition, the lesser of the maximum amount of contingent consideration or the excess over cost as if it were a liability, until the consideration contingency is resolved.

In respect of the contingent promissory note, a liability in the amount of $750 was recorded among long-term liabilities and as of December 31, 2004 and September 30, 2005, the liability was classified in current liabilities.

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

Under the securities exchange agreement, we agreed to offer the remaining stockholders of Ness U.S.A. shares of common stock in exchange for their shares of Ness U.S.A. at the same exchange ratio used in the December 2002 exchange on the earliest date practicable after receiving a no-action

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

letter from the Securities and Exchange Commission or completing an initial public offering of our common stock.

On November 12, 2004, we filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares of Ness U.S.A. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing our holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, we issued 260,316 shares to the offerees, for the consideration of $3,532 (including $113 in transaction costs). The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141.

Based upon a preliminary valuation of tangible and intangible assets acquired, we have allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities as follows:

March 1, 2005

Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other long-term tangible assets	20
Property and equipment	18
Total tangible assets acquired	990

Customer related intangible asset (five years useful life)	139
Goodwill	3,323
Total intangible assets acquired	3,462

Total tangible and intangible assets acquired	4,452

Accounts payable	148
Other accounts payable	280
Related parties, net	492

Total liabilities assumed	920

Net assets acquired	$3,532

The allocation of the purchase price reflected in the September 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness U.S.A.’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets. Management expects to obtain such completed report during the fourth quarter of 2005.

2.     Ness GSG Inc.

Effective June 30, 2003, we acquired through merger all of the outstanding stock of Ness GSG Inc. (formerly, Apar Holding Corp.), or Ness GSG, for the purpose of expanding our IT services

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

capabilities. Ness GSG was incorporated under the laws of the Commonwealth of Pennsylvania, with operations, through its subsidiaries, in Asia, the United States and Europe. The Ness GSG subsidiaries specialize in hardware and software consulting. Some of our principal stockholders, who owned approximately 53% of the outstanding common stock of Ness GSG prior to the acquisition, received 3,955,169 shares of our common stock upon the closing of the merger.

Pursuant to the merger agreement, we agreed to issue additional shares of common stock to the stockholders of Ness GSG if and when we issued shares of common stock in exchange for the remaining shares of Ness U.S.A. We agreed to issue the number of shares of our common stock necessary to preserve the ownership percentage of the former stockholders of Ness GSG at the same percentage ownership they held prior to the issuance of such shares to the remaining stockholders of Ness U.S.A., in exchange for their Ness U.S.A. shares. Subsequent to the completion of the Ness U.S.A. exchange offer, on March 2, 2005, we issued to the former stockholders of Ness GSG 89,305 additional shares of our common stock pursuant to the terms of the merger agreement. These shares were recorded at their aggregate par value and reduced additional paid in capital in the same amount, at the date issued.

3.     Ness Romania

On April 1, 2005, we acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5.2 million, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers.  Additional payments of up to €1.5 million each are required to be made in April 2006 and April 2007 based on achievement of certain revenue and operating income milestones.  Radix became a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date.  Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values.  We have allocated the total cost of the acquisition to Ness Romania’s assets and liabilities as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

April 1, 2005

Cash and cash equivalents	$2,511
Trade receivables	933
Inventories	137
Property and equipment	2,094
Other accounts receivable	97
Intangible assets:
Customer relationships	420
Backlog	260
Work force	730
Goodwill	2,680
Total assets acquired	9,862
Liabilities assumed:
Accounts payable and other accrued expenses	1,420
Other current liabilities	1,506
Long-term liabilities	1,551
Total liabilities assumed	4,477
Net assets acquired	$5,385

The allocation of the purchase price reflected in the September 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness Romania’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.  Management expects to obtain such completed report during the fourth quarter of 2005.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of Ness Romania were not material in relation to our total consolidated revenues and net income.

4.     Ness DM a.s.

On June 1, 2005, we acquired all of the outstanding shares of Efcon a.s. (“Efcon”), a provider of IT services and solutions based in the Czech Republic.  The purchase price was €0.6 million, or $0.8 million, consisting of €350,000 paid at closing and €250,000 payable within 55 days contingent on the verification of the accuracy of certain representations made by the sellers.  An additional payment of up to €1.2 million is required to be made in April 2006 based on achievement of certain 2005 performance goals.  Up to €400,000 of the April 2006 amount may be advanced if certain interim performance goals are met.  Efcon became a wholly-owned subsidiary of Ness Czech s.r.o., a part of our Ness Europe group, and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date.  Following the acquisition, Efcon changed its name to Ness DM a.s.  In January 2006, we intend for it to be an integral division of Ness Czech s.r.o.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values.  We have allocated the total cost of the acquisition to Ness DM’s assets and liabilities as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

June 1, 2005

Cash and cash equivalents	$426
Trade receivables	314
Inventories	33
Property and equipment	260
Other accounts receivable	446
Intangible assets:
Work force	339
Total assets acquired	1,818
Liabilities assumed:
Accounts payable and other accrued expenses	533
Other current liabilities	498
Long term liabilities	51
Total liabilities assumed	1,082
Net assets acquired	$736

The allocation of the purchase price reflected in the September 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Ness DM’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets. Management expects to obtain such completed report during the fourth quarter of 2005.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of Ness DM were not material in relation to our total consolidated revenues and net income.

5.     NTR

On September 13, 2005, we acquired all of the outstanding shares of N.T.R. Holding Ltd. (“NTR”), a provider of IT services and solutions based in Israel.  The purchase price was $1.35 million.  An additional payment of up to $0.15 million is required to be made based on achievement of certain 2005 performance goals.  NTR became a wholly-owned subsidiary of Ness A.T., a part of our Ness Israel group, and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values.  We have allocated the total cost of the acquisition to NTR’s assets and liabilities as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

September 13, 2005

Cash and cash equivalents	$173
Trade receivables	408
Property and equipment	47
Other accounts receivable	391
Intangible assets:
Goodwill	1,064
Total assets acquired	2,083
Liabilities assumed:
Accounts payable and other accrued expenses	68
Other current liabilities	400
Long-term liabilities	265
Total liabilities assumed	733
Net assets acquired	$1,350

The allocation of the purchase price reflected in the September 30, 2005 condensed consolidated balance sheet is preliminary. We have arranged to obtain a valuation of NTR’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets. Management expects to obtain such completed report during the fourth quarter of 2005.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of NTR were not material in relation to our total consolidated revenues and net income.

f.      Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter of the year. No indications of impairment were identified during the three and nine months ended September 30, 2005.

g.     Accounting for stock-based compensation

We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our employee stock option plans. Under APB No. 25, when the exercise price of our stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

Pro forma information regarding our net income and net earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS No. 123.

The fair value for options granted in the three and nine month periods ended September 30, 2004 and 2005 is amortized over their vesting periods and estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	0.52	0.38	0.52	0.38
Risk-free interest	2.5%	4.25%	2.5%	4.25%
Expected life (in years)	4	4	4	4

Pro forma information under SFAS No. 123 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Net income available to common stock, as reported	$3,137	$6,017	$7,662	$14,926
Add: Allocation of undistributed earnings on Class B Convertible Preferred Stock, as reported	554	—	1,356	—
Deduct: Pro forma allocation of undistributed earnings on Class B Convertible Preferred Stock	(441)	—	(1,022)	—
Add: Stock-based employee compensation – intrinsic value	54	76	159	1,973
Deduct: Stock-based employee compensation – fair value	(805)	(708)	(2,362)	(4,201)
Pro forma net income	$2,499	$5,385	$5,793	$12,698

Basic net earnings per share, as reported	$0.16	$0.17	$0.40	$0.43
Diluted net earnings per share, as reported	$0.14	$0.17	$0.36	$0.42

Pro forma basic net earnings per share	$0.13	$0.16	$0.31	$0.37
Pro forma diluted net earnings per share	$0.11	$0.15	$0.27	$0.36

h.     Impact of recently issued accounting pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to recognize in the statements of income, all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We will adopt the new statement on January 1, 2006.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share base payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.  A “modified retrospective” method which includes the requirements of the modified prospective method, described above, which also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123R using the modified prospective method.

We have not yet completed our analysis of the impact of adopting SFAS 123R and are therefore currently unable to quantify the effect on our financial statements.  However, we believe that the adoption of this new statement will have an impact on our results of operations and net earnings per share as we will be required to expense the fair value of all share-based payments.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS  154”) which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial  Statements.”  Among other changes, SFAS 154 requires that a voluntary change in accounting principles or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005.  Accordingly, we are required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006.  We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but we do not expect SFAS 154 to have a material impact.

i.      Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

Note 3: Long-Term Debt

a.     Composition

Our long-term debt is composed as follows:

	December 31, 2004	September 30, 2005
		(Unaudited)
Banks (1)	$48,292	$34,199
Loan from stockholders	1,000	1,143
Loans from others	990	2,745
	50,282	37,577
Less current maturities	13,364	28,550
	$36,918	$9,027

(1)  The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2004 and September 30, 2005, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2004 was 6%.

b.     Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate (%)		Amount
	December 31,	September 30,	December 31,	September 30,
	2004	2005	2004	2005
		(Unaudited)		(Unaudited)
In, or linked to dollar	5-8	4-5	$33,027	$23,721
In NIS - linked to CPI	6-8	5-8	17,255	13,856
			$50,282	$37,577

c.     Maturities

The liabilities mature as follows:

As of December 31,
2005 (current maturity)	$13,364
2006	16,438
2007	13,700
2008	5,243
2009	1,537
$50,282

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

Note 4: Commitments and Contingent Liabilities

a.     Litigation

In 2004 and the nine month period ended September 30, 2005, several employees filed lawsuits against subsidiaries of ours claiming payments due to them.  The total of such open claims is $36.  Our management and our legal advisor believe that the allowance provided for this contingency in our consolidated financial statements is adequate to cover probable costs arising from these matters.

b.     Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2004 and September 30, 2005, is $21,948 and $27,909, respectively.  We do not hold collateral to support guarantees when deemed necessary.

c.     Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment, share capital and goodwill.

Note 5: Stockholders’ Equity

a.     Redeemable options:

Our Executive Committee approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by us for options in Ness) the right to redeem 391,499 of their options, all of which were vested at the time of grant, for a cash payment. The grant date occurred in the fourth quarter of 2004. During the first nine months of 2005, certain optionees exercised their options and one optionee exercised his redemption rights and had his options redeemed.  Accordingly, as of September 30, 2005, the total number of shares of common stock for which these redeemable options are exercisable is 368,972, and the aggregate redemption value is $3.4 million. The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to us for a cash payment that is linked, at the employee’s sole discretion, either to the Israeli CPI and shall bear an NIS interest at the rate of 5% per year, or to the dollar with interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date. Each of 278,932 options (“Group A”) may be exercised to acquire one share of our common stock at a price of $3.49 and are redeemable at the NIS equivalent of $9.74 per option as of September 30, 2005. Each of 90,040 options (“Group B”) may be exercised to acquire one share of our common stock at a price of $7.45, and are redeemable at the NIS equivalent of $7.33 per option as of September 30, 2005. The exercise prices and redemption amounts are subject to adjustments for stock splits, dividends, recapitalizations and the like, as set forth in our share option plan to which each option is subject. We account for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and Emerging Issues Task Force (“EITF”) No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once we believe it is likely that the rights would be exercised in the future, a liability is recorded at the then value of the redemption rights, with a corresponding charge to

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date.

As of September 30, 2005, we believed it was likely that the rights would be exercised, and accordingly, we recorded a liability in that respect in the total amount of $3.4 million, included in other accounts payable and accrued expenses, reflecting the value of the redemption rights at September 30, 2005. Related stock-based compensation expense was recorded in the statements of income for the nine months ended September 30, 2005 in the total amount of $2.0 million.

b.     Total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Net income	$3,691	$6,017	$9,018	$14,926
Foreign currency translation adjustment, net	533	255	(2,354)	(8,956)
Net unrealized losses on available-for-sale marketable securities	(3)	(86)	(35)	(28)
Comprehensive income	$4,221	$6,186	$6,629	$5,942

Note 6: Geographic Information

We adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  We operate in one reportable segment. Our total revenues are attributed to geographic areas based on the location of the end customer.

The following present total revenues for the three and nine month periods ended September 30, 2004 and 2005, and long-lived assets as of September 30, 2004 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$43,175	$52,842	$127,636	$153,014
United States	19,486	21,222	53,697	65,376
Europe	9,671	17,535	28,188	44,384
Asia and the Far East	4,105	4,697	10,720	13,513
Others	715	1,423	1,936	4,055
	$77,152	$97,719	$222,177	$280,342

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

	September 30,
	2004	2005
	(Unaudited)
Long-lived assets:
Israel	$98,888	$100,636
United States	56,397	60,140
Europe	2,633	7,945
Asia and the Far East	8,203	8,587
Others	6	15
	$166,127	$177,323

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

The total weighted average number of shares related to the outstanding options, warrants, Convertible Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 186,401,  104,386,  1,183,597,  116,053 and 782,223 for the year ended December 31, 2004 the three months ended September 30, 2004 and 2005, respectively, and the nine months ended September 30, 2004 and 2005, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (information as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Numerator:
Net income	$3,691	$6,017	$9,018	$14,926
Allocation of undistributed earnings on Class B Convertible Preferred Stock	(554)	—	(1,356)	—
Numerator for basic and diluted per share data: Net income after allocation of undistributed earnings on Class B Convertible Preferred Stock	$3,137	$6,017	$7,662	$14,926

Denominator:
Weighted average number of shares of common stock	16,654	34,648	16,537	34,314
Weighted average number of shares of preferred stock	2,412	—	2,412	—
Denominator for basic net earnings per share	19,066	34,648	18,949	34,314
Effect of dilutive securities:
Employee stock options and warrants	2,936	851	2,550	1,248
Denominator for diluted net earnings per share – adjusted weighted average assuming conversions and exercise of options and warrants	22,002	35,499	21,499	35,562

Note 8: Subsequent Events

On October 3, 2005, we acquired all the outstanding shares of Delta Electronic Services a.s., a provider of IT services and solutions in Slovakia. The purchase price was $7.75 million. In addition, should Delta achieve certain business goals by the end of 2005 and during the first quarter of 2006, Ness will pay an additional amount of up to $3.25 million.  Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe.

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

Our revenues increased to $97.7 million and $280.3 million for the three and nine months ended September 30, 2005, respectively, from $77.2 million and $222.2 million for the three and nine months ended September 30, 2004, respectively.  Net income increased to $6.0 million and $14.9 million for the three and nine months ended September 30, 2005, respectively, from $3.7 million and $9.0 million for the three and nine months ended September 30, 2004, respectively.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2005, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted less than approximately 35% of our revenues. For the three and nine months ended September 30, 2005, the percentage of our revenues generated by public and private clients in Israel was 54% and 55%, respectively, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 10.4% and 10.8%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and nine months ended September 30, 2005.

Our backlog as of September 30, 2005 was $439 million compared to $354 million as of September 30, 2004. This $85 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and nine months ended September 30, 2005, the percentage of our revenues derived from clients in Israel was 54% and 55%, respectively; in the United States, 22% and 23%, respectively; in Europe, 18% and

16%, respectively; in Asia and the Far East, 5% and 5%, respectively; and in other countries, 1% and 1%, respectively.

For the three and nine months ended September 30, 2005, we derived 31% and 31%, respectively, of our revenues from system integration and application development; 46% and 46%, respectively, from outsourcing (including offshore development); 15% and 15%, respectively, from software and consulting; 6% and 6%, respectively, from quality assurance and training; and 2% and 2%, respectively, from our other offerings.

As of September 30, 2005, we had approximately 5,725 employees, including approximately 5,020 IT professionals.  Of the 5,725 employees, approximately 3,030 were in Israel, 1,390 were in India, 345 were in North America, 550 were in Europe and 405 were in the Asia Pacific region.

Recent Developments

On October 3, 2005, we acquired all the outstanding shares of Delta Electronic Services a.s., a provider of IT services and solutions in Slovakia. The purchase price was $7.75 million. In addition, should Delta achieve certain business goals by the end of 2005 and during the first quarter of 2006, Ness will pay an additional amount of up to $3.25 million. For the full year 2004, Delta generated revenues of more than $18 million and was profitable.  Delta, which specializes in enterprise resource planning systems and custom enterprise applications, has been one of the fastest growing IT services and solutions providers in Slovakia in recent years serving mainly the public and utilities sector. Delta has additional operations in the Czech Republic and Germany. We expect our expansion in Slovakia to provide greater opportunities for Ness and to better position us to offer near-shore outsourcing services for European markets. Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.0	71.5	69.6	71.5
Provision for losses (reverse of losses) on uncompleted contracts	0.0	(0.3)	(0.2)	(0.1)
Gross profit	30.0	28.7	30.6	28.6

Operating expenses:
Selling and marketing	8.8	7.2	8.5	7.5
General and administrative	14.1	13.6	15.3	13.8
Stock-based compensation	0.1	0.1	0.1	0.7
Total operating expenses	23.0	20.9	23.9	22.0

Operating income	7.0	7.8	6.7	6.6
Financial expenses, net	(1.5)	(0.4)	(1.9)	(0.5)
Other income (expenses), net	0.0	0.0	0.0	0.0
Income before taxes on income	5.4	7.4	4.8	6.1

Taxes on income	0.6	1.3	0.4	0.8
Equity in net losses of affiliates	0.0	0.0	(0.3)	0.0
Minority interests in losses (earnings) of a subsidiary	0.0	0.0	0.0	0.0
Net income	4.8	6.2	4.1	5.3

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2004	2005	$	%
Revenues	$77,152	$97,719	20,567	26.7
Cost of revenues	53,969	69,882	15,913	29.5
Provision for losses (reverse of losses) on uncompleted contracts	26	(254)	(280)	N/A
Gross profit	$23,157	$28,091	4,934	21.3
Gross margin	30.0%	28.7%

Revenues

Our revenues increased from $77.2 million in the three months ended September 30, 2004 to $97.7 million in the three months ended September 30, 2005, representing an increase of $20.6 million, or 26.7%.  The increase was primarily due to growth in outsourcing and offshore engagements, representing $5.8 million, and growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training, representing $14.8 million.  Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from the three months ended September 30, 2004 to the three months ended September 30, 2005.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $54.0 million in the three months ended September 30, 2004 to $69.9 million in the three months ended September 30, 2005, representing an increase of $15.9 million, or 29.5%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.  The change in our provision for losses (reverse of losses) on uncompleted contracts changed from $26,000 in the three months ended September 30, 2004 to ($0.3) million in the three months ended September 30, 2005, as a result of net updates to the estimated costs of completion of our fixed price projects.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $23.2 million in the three months ended September 30, 2004 to $28.1 million in the three months ended September 30, 2005, representing an increase of $4.9 million, or 21.3%. The increase was primarily related to our increase in revenues, representing $6.2 million, offset by a decrease in our gross margin, representing approximately ($1.2) million. Gross margin for the three months ended September 30, 2005 was 28.7%, compared to 30.0% in the three months ended September 30, 2004. The decrease in gross margin resulted primarily from higher contract setup costs associated with new outsourcing and offshore engagements attributable to our greater than anticipated revenue growth in the quarter.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2004	2005	$	%
Selling and marketing	$6,822	$7,081	259	3.8
General and administrative	10,888	13,268	2,380	21.9
Stock-based compensation	57	76	19	33.3
Total operating expenses	17,767	20,425	2,658	15.0
Operating income	$5,390	$7,666	2,276	42.2

Selling and marketing

Selling and marketing expenses increased from $6.8 million in the three months ended September 30, 2004 to $7.1 million in the three months ended September 30, 2005, representing an increase of $0.3 million, or 3.8%. This increase was due primarily to an increase in marketing expenses, sales commissions and other sales expenses attributable to our revenue growth in the period.

General and administrative

General and administrative expenses increased from $10.9 million in the three months ended September 30, 2004 to $13.3 million in the three months ended September 30, 2005, representing an increase of $2.4 million, or 21.9%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, including the general and administrative expenses of our second quarter acquisitions, together representing $1.7 million, and certain additional expenses associated with being a public company including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $0.7 million.

Stock-based compensation

Stock-based compensation expenses increased from $57,000 in the three months ended September 30, 2004 to $0.1 million in the three months ended September 30, 2005.  This increase was not significant.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2004	2005	$	%
Operating income	$5,390	$7,666	2,276	42.2
Financial expenses, net	(1,177)	(383)	794	(67.5)
Other expenses, net	(16)	(14)	2	(12.5)
Income before taxes on income	4,197	7,269	3,072	73.2
Taxes on income	473	1,252	779	164.7
Equity in net losses of affiliates	(3)	—	3	(100.0)
Minority interests in losses (earnings) of a subsidiary	(30)	—	30	(100.0)
Net income	$3,691	$6,017	2,326	63.0

Financial expenses, net

Financial expenses, net, decreased from $1.2 million in the three months ended September 30, 2004 to $0.4 million in the three months ended September 30, 2005, representing a decrease of $0.8 million, or 67.5%. The decrease was due primarily to investment income from the proceeds of our initial public offering and reduced debt service expenses following our reduction of net long-term debt in the fourth quarter of 2004 and subsequently. In the three months ended September 30, 2005, we replaced high rate loans, increased the return on our deposits and entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies.

Other expenses, net

Other expenses, net, decreased from $16,000 in the three months ended September 30, 2004 to $14,000 in the three months ended September 30, 2005. This change was not significant.

Taxes on income

Our taxes on income increased from $0.5 million in the three months ended September 30, 2004 to $1.3 million in the three months ended September 30, 2005, representing an increase of $0.8 million, or 165%. This increase was primarily attributable to the increase in our income before taxes, representing $0.7 million.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $3,000 for the three months ended September 30, 2004 to zero in the three months ended September 30, 2005.  This change was not significant.

Minority interests in losses (earnings) of a subsidiary

Minority interests in losses (earnings) of a subsidiary changed from earnings of $30,000 in the three months ended September 30, 2004 to no earnings in the three months ended September 30, 2005. This change was not significant.

Net Income

Net income increased from $3.7 million in the three months ended September 30, 2004 to $6.0 million in the three months ended September 30, 2005, representing an increase of $2.3 million, or 63.0%. The increase in net income was due primarily to our increase in operating income of $2.3 million and our decrease in financial expenses of $0.8 million, partially offset by our increase in taxes on income of $0.8 million.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2004	2005	$	%
Revenues	$222,177	$280,342	58,165	26.2
Cost of revenues	154,602	200,310	45,708	29.6
Provision for losses (reverse of losses) on uncompleted contracts	(459)	(156)	303	(66.0)
Gross profit	$68,034	$80,188	12,154	17.9
Gross margin	30.6%	28.6%

Revenues

Our revenues increased from $222.2 million in the nine months ended September 30, 2004 to $280.3 million in the nine months ended September 30, 2005, representing an increase of $58.2 million, or 26.2%.  The increase was primarily due to growth in outsourcing and offshore engagements, representing $24.8 million, and growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training, representing $33.4 million.  Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $154.6 million in the nine months ended September 30, 2004 to $200.3 million in the nine months ended September 30, 2005, representing an increase of $45.7 million, or 29.6%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.  The change in our provision for losses (reverse of losses) on uncompleted contracts changed from ($0.5) million in the nine months ended September 30, 2004 to ($0.2)

million in the nine months ended September 30, 2005, as a result of net updates to our estimated costs of completion of our fixed price projects.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $68.0 million in the nine months ended September 30, 2004 to $80.2 million in the nine months ended September 30, 2005, representing an increase of $12.2 million, or 17.9%. The increase was primarily related to our increase in revenues, representing $17.8 million, offset by a decrease in our gross margin, representing approximately ($5.6) million. Gross margin for the nine months ended September 30, 2005 was 28.6%, compared to 30.6% in the nine months ended September 30, 2004. The decrease in gross margin resulted primarily from higher contract setup costs associated with new outsourcing and offshore engagements attributable to our greater than anticipated revenue growth in the first three quarters of 2005 and from an increase in our use of subcontractors and vendors in the first quarter in order to meet certain delivery commitments.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2004	2005	$	%
Selling and marketing	$18,952	$21,114	2,162	11.4
General and administrative	33,951	38,663	4,712	13.9
Stock-based compensation	191	1,973	1,782	933.0
Total operating expenses	53,094	61,750	8,656	16.3
Operating income	$14,940	$18,438	3,498	23.4

Selling and marketing

Selling and marketing expenses increased from $19.0 million in the nine months ended September 30, 2004 to $21.1 million in the nine months ended September 30, 2005, representing an increase of $2.2 million, or 11.4%. This increase was due primarily to a $1.6 million increase in marketing expenses, especially in Europe, and increases in our sales commissions and other sales expenses of $0.6 million. These additional marketing expenses are related primarily to our efforts to enhance our brand recognition.

General and administrative

General and administrative expenses increased from $34.0 million in the nine months ended September 30, 2004 to $38.7 million in the nine months ended September 30, 2005, representing an increase of $4.7 million, or 13.9%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, including the general and administrative expenses of our second quarter acquisitions, together representing $3.0 million, and certain additional expenses associated with being a public company including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $1.7 million.

Stock-based compensation

Stock-based compensation expenses increased from $0.2 million in the nine months ended September 30, 2004 to $2.0 million in the nine months ended September 30, 2005, representing an increase of $1.8 million. This increase was due primarily to a charge to compensation expense in respect of redeemable options, representing $1.8 million, described in note 5(a) to our interim condensed consolidated financial statements – September 30, 2005.  We expect no further significant compensation expense related to these redeemable options.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2004	2005	$	%
Operating income	$14,940	$18,438	3,498	23.4
Financial expenses, net	(4,327)	(1,297)	3,030	(70.0)
Other income (expenses), net	79	(10)	(89)	N/A
Income before taxes on income	10,692	17,131	6,439	60.2
Taxes on income	958	2,277	1,319	137.7
Equity in net losses of affiliates	(651)	(29)	622	(95.6)
Minority interests in losses (earnings) of a subsidiary	(65)	101	166	N/A
Net income	$9,018	$14,926	5,908	65.5

Financial expenses, net

Financial expenses, net, decreased from $4.3 million in the nine months ended September 30, 2004 to $1.3 million in the nine months ended September 30, 2005, representing a decrease of $3.0 million, or 70.0%. The decrease was due primarily to investment income from the proceeds of our initial public offering and reduced debt service expenses following our reduction of net long-term debt in the fourth quarter of 2004 and subsequently. In the three months ended September 30, 2005, we replaced high rate loans, increased the return on our deposits and entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies.

Other income (expenses), net

Other income (expenses), net, changed from income of $79,000 in the nine months ended September 30, 2004 to expenses of $10,000 in the nine months ended September 30, 2005. This change was not significant.

Taxes on income

Our taxes on income increased from $1.0 million in the nine months ended September 30, 2004 to $2.3 million in the nine months ended September 30, 2005, representing an increase of $1.3 million, or 138%. This increase was attributable to the increase in our income before taxes, representing $2.0 million, offset by the tax reduction attributable to our stock-based compensation expense, representing ($0.7) million.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $0.7 million for the nine months ended September 30, 2004 to $29,000 in the nine months ended September 30, 2005. This decrease was due to a capital loss related to our reduced ownership of our affiliate, Ness ISI (now known as dbMotion Ltd.), in 2004. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Minority interests in losses (earnings) of a subsidiary

Minority interests in losses (earnings) of a subsidiary changed from earnings of $0.1 million in the nine months ended September 30, 2004 to losses of $0.1 million in the nine months ended September 30, 2005. This change was not significant.

Net Income

Net income increased from $9.0 million in the nine months ended September 30, 2004 to $14.9 million in the nine months ended September 30, 2005, representing an increase of $5.9 million, or 65.5%. The increase in net income was due primarily to our increase in operating income of $3.5 million, our decrease in financial expenses of $3.0 million and our decrease in equity in net losses of affiliates of $0.6 million, partially offset by the increase in our income taxes of $1.3 million.  The increase in our operating income was itself offset by an increase in stock-based compensation of $1.8 million.

Liquidity and Capital Resources

Overview

As of September 30, 2005, we had cash and cash equivalents amounting to $74.3 million compared to $104.2 million as of December 31, 2004. The funds held at locations outside of the United States are reserved for future operating expenses. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2004	2005
Net cash provided by (used in) operating activities	$4,920	$(9,383)
Net cash used in investing activities	(7,290)	(16,675)
Net cash provided by (used in) financing activities	(2,136)	1,119
Effect of exchange rate changes on cash and cash equivalents	(793)	(4,987)
Decrease in cash and cash equivalents	(5,297)	(29,926)
Cash and cash equivalents at the beginning of the period	46,004	104,229
Cash and cash equivalents at the end of the period	$40,707	$74,303

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Net cash used in operating activities was $9.4 million in the nine months ended September 30, 2005, compared to net cash provided by operating activities of $4.9 million in the nine months ended September 30, 2004. The major factors contributing to the change were a large annual payment to one of our suppliers, representing $8.2 million, and an increase in our unbilled receivables due to large fixed price government and defense projects currently being executed, representing $8.6 million, offset by our increase in net income, representing $5.9 million.

Net cash used in investing activities was $16.7 million in the nine months ended September 30, 2005, compared with $7.3 million in the nine months ended September 30, 2004. The major factors contributing to the increase were payments in respect of the acquisitions we made during the second and third quarters, representing $4.4 million, net of cash acquired, and investment in available-for-sale marketable securities, representing $4.8 million.

Net cash provided by financing activities was $1.1 million in the nine months ended September 30, 2005, compared with net cash used of $2.1 million in the nine months ended September 30, 2004. The change was primarily due to the proceeds from employee exercises of stock options, representing $9.1 million, partially offset by a reduction of $5.1 million in short-term bank loans and credit.

The effect of exchange rate changes on cash and cash equivalents was ($5.0) million in the nine months ended September 30, 2005, compared to ($0.8) million in the nine months ended September 30, 2004. The change was primarily due to long-term inter-company balances, representing $3.8 million.

Long-term and Short-term Debt

At September 30, 2005, we had aggregate short-term and long-term bank and other borrowings of $44.7 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 4.5% to 7.5% and a weighted average interest rate of approximately 5%, with maturities of two to five years. These aggregate bank borrowings included $21.1 million from Bank Hapoalim, with an interest rate of approximately 4.5% and maturity of one year; $7.1 million from Israel Discount Bank, with interest rates of approximately 6.5% to 7.5% and maturities of two to three years; and $16.5 million from six other lenders, in amounts ranging from $0.1 million to $4.0 million, with interest rates of approximately 5% to 7% and maturities of up to three years. The maximum interest rate for our dollar-linked borrowings is approximately 4.5%, and for NIS index linked borrowings is approximately 7.5%.

At September 30, 2005, we had net cash position of $29.6 million, compared to $41.1 as of June 30, 2005.  Despite this reduction in net cash, we have been able to reduce our financial expenses sequentially.

Anticipated Capital Expenditures

In the third quarter of 2005, we used $11.3 million of the proceeds of our initial public offering to further reduce net debt beyond the net debt reduction of $37.3 million accomplished from the fourth quarter of 2004 through the second quarter of 2005, exceeding our previously announced $40 million debt reduction plan. Following the use of proceeds, our only material indebtedness is amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

•      limitations on incurring debt;

•      prohibition on pledging assets;

•      prohibition on distributing dividends;

•      stockholders’ equity must not be less than 30% of its total assets;

•      EBITDA must not be less than 9.5% of revenues and not less than NIS 34 million; and

•      limitations on merging or transferring assets.

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of September 30, 2005, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

Anticipated Needs

We intend to fund future growth through cash flow from operations, available bank borrowings and the remaining net proceeds of our initial public offering. We believe the remaining balance of the proceeds of our initial public offering, together with borrowings and cash flow from operations, will be sufficient to fund continuing operations for the foreseeable future. In order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our 2004 Annual Report on Form 10-K filed with the SEC on March 31, 2005.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market-risk instruments or purchase hedging or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts and do not use derivative financial instruments for speculative trading purposes.

We have direct operations in 15 different countries and relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business.    Beginning in the second quarter and continuing into the third quarter, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies.  In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2005, we used $11.3 million of the proceeds of our initial public offering, which closed on October 4, 2004, to further reduce net debt beyond the net debt reduction of $37.3 million accomplished from the fourth quarter of 2004 through the second quarter of 2005, exceeding our previously announced $40 million debt reduction plan.  We intend to apply the balance of the proceeds to fund business growth and expansion and for working capital and general corporate purposes.  We may also use a portion of the net proceeds for acquisitions of additional businesses, assets and technologies or the establishment of joint ventures.  As of the date of this report, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

NESS TECHNOLOGIES, INC.

(Registrant)

Date: November 11, 2005	By:	/s/ RAVIV ZOLLER
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)

Date: November 11, 2005	By:	/s/ YTZHAK EDELMAN
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