Form 10-K
period 2005-12-31
NESS TECHNOLOGIES INC
filed 2006-03-15
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐                Accelerated filer   ☒          Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $268.1 million, based on the closing price of the stock on that date. As of March 1, 2006, 34,919,041 shares of common stock, $0.01 par value per share, were outstanding.

The registrant intends to file, not later than April 30, 2006, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

Disclosure Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and the Private Securities Litigation Reform Act of 1995, relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under Item 1A “Risk Factors.”

Available Information

Our website address is www.ness.com. We make available free of charge on the Investor Relations section of our website (investor.ness.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In this Annual Report on Form 10-K, we use the terms “Ness,” “we,” “our,” “us” and “the Company” to refer to Ness Technologies, Inc. and its subsidiaries.

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

We provide services to a significant number of clients in the commercial, industrial and government sectors. We have a highly skilled workforce of experienced IT employees and consulting professionals across our key vertical markets. The primary industries, or verticals, we serve include government and defense, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors, or ISVs. We combine our knowledge of these vertical markets and our clients’ businesses with our technical expertise to deliver tailored solutions to our clients, many of whom are subject to rigorous regulatory requirements.

We have operations in 16 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

We provide services to over 500 clients located throughout the world, including a number of Fortune 1000 and Global 2000 companies. We have achieved recurring revenues as a result of our multi-year contracts and long-standing relationships with clients such as AT&T, Business Objects, Citibank, Czech Telecom, Israel Aircraft Industries, Israel Discount Bank, Orange and Pfizer, which are among the largest clients in each of our verticals, based on revenues. In 2005, existing clients from prior years generated more than 80% of our revenues, with no single client accounting for more than 5% of our revenues.

Our services and solutions offerings are strengthened by our strategic alliances and close relationships with leading global software and infrastructure vendors, which allow our clients to benefit from a selection of technologies and innovation. We maintain the highest level of certification with many of our key partners, which allows us to influence their development of new products and obtain and offer our clients early access to new product offerings. These certifications are awarded by major ISVs and service providers to those partners that demonstrate high levels of professional and technical expertise. Some key alliances and partnerships that are applicable across multiple industry verticals and geographies, and with whom we conduct business and maintain high levels of certification are BEA Systems, EMC Documentum, IBM, Mercury Interactive, Microsoft, SAP and Unisys, as well as various companies for whom we distribute software products.

Our revenues have grown from $166.6 million in 2002 to $385.4 million in 2005, representing a compounded annual growth rate of approximately 32%. During that time, our results of operations have also improved from net income of $0.9 million for 2002 to $21.7 million for 2005.

For 2001, 2002, 2003, 2004 and 2005, the percentage of our revenues generated by public and private sector clients in Israel was 93%, 80%, 68%, 57% and 52%, respectively. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 16%, 17%, 14%, 12% and 11%, respectively, while our revenues from these agencies increased steadily during the same periods.

Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition between 1997 and 1999 of six Israeli IT companies, which collectively average more than 22 years of IT experience. These companies and each company we subsequently acquired have been successfully integrated into our corporate structure, and the acquired capabilities, know-how and staff have been assigned to our various business groups.

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

Unless otherwise noted, (1) all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels, (2) all references to shares of our common stock and per share information have been adjusted to reflect the 0.7193 for one reverse stock split effected on September 20, 2004.

Service Offerings

We offer a broad suite of services, including outsourcing, system integration and application development, software and consulting, and quality assurance, or QA, and training.

Outsourcing

We have several specific offerings in this category, each of which represents the outsourcing of a core client IT function to us. We perform these services either locally (at the client’s facilities or our facilities) or at our offshore facilities. We offer the following outsourcing services:

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

Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. Our labs are specially designed to assist software product companies through all phases of a product’s life cycle. We consider ourselves custodians of our clients’ intellectual property and accordingly offer them our build-operate-transfer model. We function as a partner with our clients to manage tactical needs at all phases of the development process. During the “build” phase, we provide strategic consulting to address our clients’ business challenges and investment goals. During the “operate” phase, we help our clients track progress according to their plans. We report and advise our clients on the work in progress and refine the model in accordance with their business priorities. We have successfully executed this model with over 20 companies worldwide. After 36 months of operation, we offer our clients the option of purchasing back the offshore development center assets in their entirety.

IT Outsourcing.   We offer customized IT outsourcing services, both onsite and off-site. Through our end-to-end service solution, we take responsibility for all or a portion of client operations and activities, including information security solutions, IT management, application development and maintenance, infrastructure implementation and management, network management, computer and communications hardware, help desk support, and disaster recovery planning, storage and backup solutions. We apply our proven methodologies, which cover every phase of a project’s lifecycle, with strong project management, senior staff supervision and QA mechanisms to ensure reliable delivery. We currently provide these services, including support on a 24-hour-a-day, seven-day-a-week basis, to over 30 clients in diverse fields, representing over 100,000 end-users, for single-site and multi-site enterprises and organizations.

Offshore Application Development and Maintenance.   Our offshore application development and maintenance services include a wide range of technologies and platforms. We customize our services according to each client’s needs by employing flexible service models drawn from our experience helping our clients outsource software services. Our offshore center in Bangalore, India is ISO 9001 certified and accredited at CMMI Level 3 and our offshore center in Mumbai, India is accredited at CMM Level 5, enabling us to provide low cost, high quality and 24-hour development cycle capability. ISO 9001 is an international standard for quality management systems maintained by the International Organization of Standardization. The CMM, or Capability Maturity Model, is a widely accepted set of practices developed by the Software Engineering Institute at Carnegie Mellon aimed at producing defect free software by technical and management discipline, rather than by exhaustive testing. CMM Level 5 accreditation is reserved for organizations with the highest quality of disciplined and repeatable software development practices. CMMI, or Capability Maturity Model Integrated, accreditation measures an organization’s maturity across multiple software development and system engineering practices, consisting of best practices that address product development and maintenance covering the product’s life cycle from conception through delivery and maintenance.

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

Enterprise Application Integration (EAI).   We offer EAI solutions focused on building software infrastructure platforms that simplify connectivity between diverse applications and dissimilar business systems. We integrate and leverage our clients’ investments in current systems while improving business efficiency and enabling the sharing of information across application boundaries. Our integration personnel are proficient in primary integration tools and standards.

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

Some of Israel’s national (including military, civilian and commercial) geographic databases were created using software we developed. These systems cover all aspects of cartographic and photogrammetric data collection, manipulation, storage and retrieval.

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

Document Management and Knowledge Management.   We offer a range of services and products designed to help our clients realize value from their corporate knowledge, including information storage, retrieval and sharing. Our specific offerings include:

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

Business Intelligence (BI) and Data Warehousing.   We enable organizations to develop what we believe to be complete state-of-the-art information systems for turning data into business intelligence. Our end-to-end BI and data warehousing solutions are designed to ensure accuracy, consistency and timeliness of information storage and retrieval to meet our clients’ business requirements. Recent examples within the life sciences and healthcare vertical include BI and data warehousing solutions in the following areas:

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

•       InsureNess—a comprehensive core insurance infrastructure for life and health insurance;

•       business rules technology software, permitting IT organizations to develop business solutions with reduced coding;

•       digital rights management software, enabling broadcasters, television and film producers, and media companies and publishers to manage all their author rights, contracts, and royalties; and

Software and Consulting

We offer a comprehensive range of strategic consulting services and are able to assess a client’s software needs and recommend and, in certain cases, resell, commercially available software products and systems.

Product Representation.   We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product development, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions. Through our partner relationships, we resell products for over 30 companies, including SAP, EMC Documentum, Sybase, Information Builders, Genesys, Sterling Commerce, SyncSort and Telcordia.

Strategic Consulting.   We leverage our proven methodologies to help our clients analyze, plan and achieve objectives at various stages of the business lifecycle. Our expertise, coupled with product and technology alliances, provides organizations with a one-stop solution. To deepen our specialization and understanding of our clients’ business needs, we have established teams with core competence in particular verticals. Our IT experience, combined with our technology independence, enables us to offer a range of IT solutions for combining business trends and company goals with IT implementation. We believe that this blend of IT and business expertise is unique and enables us to unify IT and business needs to enhance our clients’ competitive advantage and growth. We also provide strategic staff augmentation services for some accounts, as part of our methodology for penetrating strategic accounts.

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

Training and Assimilation.   We offer clients comprehensive learning solutions by providing a wide range of training services. Our staff provides training across a wide range of information, technology and communication applications. We customize our training programs based on advanced proprietary training methodologies and evaluation tools satisfying our clients’ needs in terms of content, target audience, level of knowledge and training times. We complement traditional learning methods with learning management systems, e-learning platforms, and computer and web based self study kits, enabling end-users to learn at their own pace and level.

In addition to training, we offer assimilation services, designed to help organizations deploy new solutions rapidly and effectively. We include these services as part of every project, and also offer them separately to meet client needs.

Industry Overview

The IT services industry is highly fragmented and has evolved from simply supporting business functions to enabling their expansion and transformation. To succeed in this transformation, companies must respond rapidly to market trends, create new business models and improve productivity. In this dynamic, competitive environment, decisions with respect to technology have become increasingly important. Also, due to the recent global economic downturn and lack of compelling IT initiatives, such as Year 2000 and Euro conversion, companies substantially reduced their IT services spending, resulting in hardship for many IT service vendors. According to industry analysts, however, the IT services market has now returned to a period of growth. Gartner Inc., an independent industry analyst, forecasted in its Gartner Dataquest Market Databook of December 2005 that the global IT services market will grow from $617 billion in 2005 to $760 billion in 2009, a compounded annual growth rate of approximately 5.3%.

Companies are increasingly seeking cost effective alternatives to acquire high quality IT services. The use of offshore vendors is becoming increasingly common among larger corporations. Based on our review of publicly available information, we believe IT services provided offshore totaled between $15 billion and $18 billion in 2004, representing less than 3% of the total IT services market, and India has captured the bulk of this revenue. Other offshore IT service countries are gaining market share. Based on our review of publicly available information, we project an annual growth rate for offshore IT services of 25% to 35%, making offshore IT services a particularly high growth market. Offshore business processing outsourcing services are projected to grow even faster, with an estimated annual growth rate as high as 60%.

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

Our global delivery model.   We have operations in 16 countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources in a cost-effective manner. Our fully operational offshore outsourcing centers, including our CMM level 5 and CMMI level 3 offshore facilities in India, enable us to minimize the difficulties other outsourcing vendors now face in using foreign employees in the United States on a temporary basis due to the tightening of immigration policies.

Our proven track record.   By consistently providing high quality services, we have achieved a track record of project successes through the completion of numerous engagements around the world. Part of our success is attributable to our focus on methodology and repeatable high quality practices, which are ISO 9001 certified.

Our focus on quality.   We believe strongly in quality throughout our organization. We maintain independent quality assurance capabilities in geographies where we operate. These groups provide QA, testing and audit services to our delivery organizations. We also provide these services to some of our clients on QA engagements through our independent V-Ness subsidiary.

Our focus on innovation.   Our employees possess a level of business and technical knowledge that enables us to be innovative when on assignment. Utilizing both our practical understanding of our clients’ needs and our technical expertise, we strive to provide innovative solutions to our clients’ problems. An example of such innovation is the creation of our managed labs extended development center offering, which supplements and extends the research and development facilities of ISVs for core product development and other activities.

Our breadth of service offerings.   Our broad range of service offerings distinguishes us from many of our competitors. We believe that with these offerings, we are a one-stop shop, providing robust and comprehensive business solutions to meet the needs of our clients in the key verticals we cover.

Our long-term relationships with a diverse client base.   We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2005, existing clients from prior years generated more than 80% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2005, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 32% of our revenues. Agencies of the government of Israel, in aggregate, represented 11% of our revenues in 2005.

Our proven ability to scale.   We have grown continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past two years we have expanded our Bangalore, India delivery facility from approximately 500 to over 1,100 employees in response to our clients’ rapidly growing offshore development needs, and we have expanded our employee base in Europe from approximately 350 to over 700.

Our organizational and business flexibility.   Our flexible organizational structure, business culture and technological abilities have allowed us to adapt to rapidly changing economic conditions, as well as significant changes in our clients’ needs, enabling us to continue to grow and improve our performance despite the economic downturn of recent years. During that time we increased our revenues, number of employees, geographic footprint and profitability. Additionally, our strong vertical alignment, the industry and technical experience of our employees, our operational efficiency, our ability to secure and retain key clients and the effective use of our global delivery model have helped insulate us from many of the hardships experienced by our competitors.

Our ability to integrate acquired companies.   We have grown partly through acquisitions since our inception. Due in part to our significant focus on the abilities of the senior management of acquired firms, we have been able to retain the senior management of each of these companies. We have successfully integrated each acquired company into our corporate structure and culture, working together with existing management, employees and clients to facilitate an efficient and productive transition.

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

Business Strategy

Our goal is to further solidify and enhance our position as a global IT services and solutions provider on the basis of our quality, professionalism, vertical expertise, reliability and technical innovation. We hold the leading market position in Israel based on revenues from IT services. We intend to extend that geographic and vertical reach through the following strategic initiatives:

Further penetrate the North American market as well as emerging markets such as Eastern Europe and Asia.   We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. In the last five years we expanded outside Israel with acquisitions in North America, Europe and Asia, and have achieved organic growth in each. We generated approximately $23.0 million, or 14% of our revenues, in North America in 2002, which we expanded almost four-fold to $85.9 million, or 22% of our revenues, by 2005. During the same period, we grew our European revenue over seven-fold from approximately $11.0 million, or 7% of our revenues, to $74.8 million, or 19% of our revenues. We intend to focus considerably on expanding our revenues in North America, both organically and through acquisitions. In 2005, the North American market alone represented approximately 44% of total worldwide IT services spending, according to the Gartner Dataquest Market Databook of December 2005, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also continue to target these markets, such as financial services, as well as emerging markets in which we believe growth and potential profitability are higher, such as Eastern Europe and Asia.

Be a market leader in key verticals.   In North America, we presently focus on several verticals:  life sciences, ISVs, defense and financial services. In Europe, we are focused on the financial services, retail, telecommunications and utilities verticals. In Israel, we have a strong focus on several verticals, including government and defense, financial services and telecommunications. We intend to further solidify our position in each of these verticals through internal growth based on complementary offshore offerings and key partnerships, and external growth through acquisitions. Our goal is to establish ourselves in North America as a leading provider in outsourcing and offshore services for life sciences, ISVs and homeland security.

Maintain a high proportion of long-term and recurring revenues through outsourcing and offshore services.   We intend to maintain a high proportion of revenues generated from long-term, recurring contracts by focusing on long-term engagements, outsourcing, life-cycle services and other multi-year services, including offshore services. Our goal is to maximize our recurring revenue, both in North America and in Europe, where outsourcing and offshore services are gaining acceptance, and to maintain our high percentage of revenue from existing clients in prior years.

Enhance brand visibility.   We intend to continue to develop our brand identity including through the exposure provided by our 2004 initial public offering. Our efforts will include media and industry analyst events, sponsorship of and participation in targeted industry conferences, trade shows, recruiting efforts, community outreach, public relations and investor relations.

Pursue strategic alliances.   We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and at leading technology providers, which allows us to take advantage of emerging technologies in a mutually beneficial and cost-competitive manner.

Continue to strengthen our leading position in the Israeli IT services market.   We intend to retain and enhance our leading market position in Israel with a continued focus on the government and defense, financial services and telecommunications verticals. We also intend to leverage our ISV relationships to drive additional reselling and professional services revenues.

Vertical Focus

We operate in a significant number of commercial and industrial sectors and in many areas of government operations. As a result of our deep understanding of the different markets and environments in which our clients operate, and our ability to understand our clients’ needs and tailor solutions to meet those needs, we have developed a strong reputation for delivering systems to businesses that are subject to regulatory supervision, government control or other rigorous operational requirements. We are active in all of the following sectors, each influenced by fluctuating market conditions, as well as regulatory and oversight environments:

Government and Defense.   Government agencies are increasingly required to modernize their traditional operating processes and models in order to improve and accelerate delivery of services to citizens. We have developed a track record in the public sector for helping government agencies deliver IT services to the public more effectively and efficiently. In Israel, we are a leading provider of integrated solutions for the government and defense sector.

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

Financial Services.   The financial services industry, which is the industry having the greatest worldwide demand for IT services, operates in a highly regulated environment, which creates significant demand for services such as ours. Financial services organizations must strategically employ advanced technology in order to maximize their operational excellence and provide the best possible services to their clients. We combine advanced solutions, industry best practices, and the products and services of business partners to help our clients streamline their business processes and ensure long-term success in this fast-paced environment. We provide services to a number of segments of this vertical including:  retail, private and investment banks; credit card companies; insurance and reinsurance companies; consumer finance organizations; and pension funds. Services we provide include IT outsourcing, offshore services, turnkey solutions, custom development and system integration.

Telecommunications and Utilities.   Competitive pressures are causing telecommunications companies to find ways to reduce costs and make more informed decisions about their IT investments. We deliver reliable telecommunications systems and portals that help carriers reduce operating costs and increase revenue, while helping telecommunications companies evaluate the impact of new technologies and make informed planning decisions about their IT investments. We offer innovative information system solutions for improving time-to-market and enhancing telecommunications service delivery, addressing the specific needs of operators of all sizes from traditional wireline to wireless and internet service provider to broadband. Our services include ERP solutions, internet protocol telephony, configuration management, contact centers, interactive voice response systems, Operational Support Systems-based, or OSS-based, complex network management systems, management of common channel signaling systems, service assurance, mediation devices and consulting services.

Globalization, escalating market competition and deregulation throughout the world are forcing utility companies to modify their IT strategies and adopt advanced solutions. We provide high-end e-business services in areas such as CRM, ERP, e-procurement, asset management and metering solutions.

Life Sciences and Healthcare.   Effectively managing and improving the efficiency of a life sciences business requires innovative cross functional information management solutions. Our expertise lies in improving time-to-market of new products through clinical trial optimization, safety and adverse event tracking, knowledge management, BI and data warehousing, strategic planning and budgeting. We have been delivering business performance oriented data and document management solutions to large pharmaceutical and biotechnology firms for over 20 years.

Increased government regulations and rising costs require healthcare organizations to address complex patient information management needs and share information across various hospitals and facilities more effectively. We help healthcare organizations remain competitive with services designed to simplify their administrative processes, reduce costs and improve the quality of care.

High-Tech and Independent Software Vendors.   Software companies need to focus on their core competencies of developing software and other technology products. By utilizing our offshore capabilities, expertise and experience in developing complementary IT solutions, we enable our clients to meet this need through our managed labs offering to provide ISVs with outsourced software product research and development centers that supplement those of the client. Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. We function as a partner with our clients to manage tactical needs at all phases of the development process.

Manufacturing and Transportation.   We continually monitor emerging technologies to help clients evaluate the benefits and costs of adopting these new technologies. Our services enable clients to improve supply chain management, enhance their partner and client relations, enhance enterprise resource planning and optimize product quality. Intelligent transportation systems use a variety of technologies in order to facilitate the movement of people and goods via highways and public transportation systems. We have developed a wide range of services specifically tailored for clients within the transportation industry, including emergency management systems, electronic toll collection and traffic management solutions.

Retail, Media, Entertainment and Publishing.   As the retailing industry moves through a period of significant transformation, with major chains expanding their presence throughout the world and exposing their brands to new markets, retailers need to run their IT systems more cost effectively. Our services enable retailers to deliver consistent customer service (through store sales, call centers and internet websites) and to develop and extend their technology infrastructures. We have worked with a variety of media, entertainment and publishing companies to develop systems for managing and protecting content and digital assets. We possess the implementation expertise required to gather, analyze and distribute information for delivering the technical proficiency needed to develop new market opportunities. Our software solution for intellectual rights management has been chosen and implemented by some of the top market participants from the entertainment, publishing and advertising industries.

Global Delivery Model

We have local and offshore delivery facilities in North America, Europe and Asia, with a range of industry expertise, software language and product focuses, and also with varying costs. Each facility has a high level of management skill, vertical expertise, IT services capabilities and quality at each location.

In each of the 16 countries in which we operate, we apply our expertise to serve both our local clients and our clients throughout the world as part of our global delivery model. As expertise in certain technologies, skills or verticals is needed, we have the capability to assemble teams spanning several of our locations around the world. By doing this, we reduce or eliminate the need to carry potentially non-billable staff at each location to handle unanticipated needs or surge capacity, which results in lower costs on average.

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

As of December 31, 2005, we employed approximately 5,945 employees worldwide, including approximately 3,045 in Israel, 1,415 in India, 325 in North America, 740 in Europe and 420 in the Asia Pacific region.

Sales and Marketing

We market our services to large organizations in North America, Europe and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe. We sell and market our services from sales offices located in 16 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2005, we had approximately 200 direct sales persons and account managers.

Our sales and marketing strategy focuses on increasing awareness of and gaining new business from target clients and promoting client loyalty and repeat business among existing clients. We constantly seek to expand the nature and scope of our engagements with existing clients by increasing the volume of our business and extending the breadth of services offered. Members of our executive management team are actively involved in business development and in managing key client relationships through targeted interaction with our clients’ senior management.

For each prospective project, we assemble a team of our senior employees, drawn from various disciplines within our company. The team members assume certain roles in a formalized process, using their combined knowledge and experience to understand the client’s needs, design a solution, identify key decision makers and maximize the strength of our bid. This approach allows for a smooth transition to execution once the sale is completed. We typically bid against other IT services providers in response to requests for proposals.

Our sales and marketing teams work with our technical team as the sales process moves closer to the client’s selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. Throughout the process, the account manager or sales executive works with the technical team to:

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

Clients

We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2005, no client represented more than 5% of our annual revenues, and our largest twenty clients together represented approximately 32% of our revenues. Agencies of the government of Israel, in aggregate, represented 11% of our revenue in 2005.

The percentage of our revenues derived from Israeli clients has been steadily decreasing as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

	Year ended December 31,
	2001	2002		2003		2004		2005
Israel	93%	80%		68%		57%		52%
United States	3	14		16		25		22
Europe	4	7		13		13		19
Asia and the Far East	—	—		3		5		5
Others	—	—		1		1		1
Total	100%	100	%*	100	%*	100	%*	100	%*

*                    Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

The percentage of our revenues derived from outsourcing (including offshore development) has significantly increased. Based on estimates derived from internal management operating data, the proportion of our revenues by type of service for the periods presented is:

	Year ended December 31,
	2001	2002	2003	2004	2005
Outsourcing (including offshore development)	17%	16%	31%	47%	45%
System Integration and Application Development	55	46	35	30	31
Software and Consulting	19	18	16	14	16
Quality Assurance and Training	5	16	11	5	5
Other	4	4	7	4	3
Total	100%	100%	100%	100%	100%

Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

Government and Defense

•  Czech Officer for Surveying, Mapping and Cadastre

•  Israel Aircraft Industries

•  Israel Airport Authority

•  Israel Court Authority

•  Israel Ministry of Defense

•  Israel Ministry of Finance

•  Israel Ministry of Justice

•  Israeli Police

•  Lockheed Martin

•  Singapore Police

•  Tadiran Systems

Financial Services

•  Achmea Zorg

•  Bank Hapoalim

•  Bank Leumi

•  Banque Privée Edmond de Rothschild

•  CIBC

•  Citibank

•  Credit Suisse First Boston

•  DBS Bank

•  First International Bank of Israel

•  Generali Group

•  Harel Insurance

•  Industrial Development Bank of Israel Ltd.

•  Israel Discount Bank Ltd.

•  Komerční Banka

•  Menzis

•  Swiss Re

•  Waldviertler Sparkasse

Telecommunications and Utilities

•  AT&T

•  Bezeq

•  Cellcom

•  ČEZ, a.s.

•  Czech Telecom

•  Electrica

•  Eurotel

•  Israel Electric Company

•  Orange

•  Slovak Telecom

•  Slovenské Elektrárne

•  Telus Communications

•  YES

Life Sciences and Healthcare

•  Clalit Health Services

•  Idenix Pharmaceuticals

•  Pfizer

•  Schering Plough

•  Serono

•  Teva

•  VITAS

•  Wockhardt USA

•  Wyeth

•  Zentiva

High-Tech and Independent Software Vendors

•  BridgeCo

•  Business Objects

•  Cartesis

•  Check Point

•  Chordiant

•  Cisco

•  Cobalt Group

•  Comverse

•  Documentum

•  Dorado Corporation

•  Indus International

•  Micromuse

•  Portal Software

Manufacturing and Transportation

•  Coca-Cola

•  EL AL Airlines

•  Israeli Chemicals Ltd. (ICL)

•  Mitsubishi

•  Philips

•  Strauss-Elite

•  Toyota

•  Vítkovice

Retail, Media, Entertainment, Publishing & Other

•  Cushman & Wakefield

•  Fremantle Media Services

•  Hollywood Media Corp.

•  Israel’s Yellow Pages

•  Kurt Salmon Associates

•  SuperSol

Business Partners and Alliances

We have strategic alliances and partnerships with leading global software, infrastructure and consulting vendors, thereby expanding the variety of technologies and capabilities we offer to our clients. We continuously evaluate partnership opportunities and add new partners to ensure that we are positioned to deliver what we believe to be the most effective and advanced solutions to our clients. We also maintain the highest level of certification with many of our key partners in order to obtain early access to new product offerings and to influence the development of new products and offerings. We take great pride in being “technology independent” in that we approach each project we undertake with no preconceived notions regarding the technology that will ultimately be deployed, and we recommend what we believe to be the most effective technology for our clients’ needs.

We have over 100 alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographies, and with whom we conduct business, are described in the chart below.

Alliance Partner	Alliance Description
BEA Systems	We work with BEA Systems around the world to deliver powerful, scalable solutions built on BEA’s application server, portal and EAI platforms.
Business Objects	We partner with Business Objects to provide professional services and deliver business intelligence solutions to their customers worldwide.
Chordiant

We provide professional services to Chordiant’s customers through our worldwide partnership, including the implementation of systems to automate and manage operational business processes for service-driven global organizations in retail banking, card services, lending, insurance and telecommunications.

Deloitte	We partner with Deloitte as a Tier 1 provider of IT services at locations across North America and Asia, spanning a range of verticals and service offerings.
EMC

We partner with EMC worldwide to deliver robust, validated and high performing Documentum document and content management systems and workflow solutions to our clients. In addition, we are the sole sales channel in Israel of Documentum enterprise content management solutions. We also provide customized storage solutions to enterprise clients.

IBM

We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. In addition, we have supplier agreements with IBM in the United States, Asia Pacific and Israel for services, software and hardware.

Kurt Salmon Associates (KSA)

We support the retail and consumer products industries through a business alliance with KSA, a leading management consulting firm. We work as an integral component of KSA’s teams at several North American and European consumer products retailers and suppliers.

Mercury Interactive	We partner with Mercury Interactive as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
Microsoft

We work with Microsoft around the world to offer a broad array of scalable solutions built on Microsoft’s .NET enterprise platform and other Microsoft platforms. We are a global Microsoft Gold Partner with certifications on many platforms and products, and we have won numerous Microsoft awards for our solutions.

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

In addition to these benefits, the relationships enhance our ability to:  deliver a broad range of IT services outsourcing; provide us channels to sell additional services to our clients, such as quality assurance and training; and make us a more attractive employer, based on our employees’ use of these advanced platforms and access to our partners.

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

•        consulting firms, such as Accenture Ltd., BearingPoint, Inc. and Cap Gemini;

•        divisions of large multinational technology firms, such as Hewlett Packard Company and IBM;

•        IT outsourcing firms, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Keane, Inc.;

•        US-based offshore IT services firms, such as Cognizant Technology Solutions Corp., Covansys Corp., Syntel Inc., HCL Technologies and Perot Systems;

•        large Indian IT services firms, such as Infosys Technologies Limited, Satyam Computer Services Limited, Tata Consultancy Services and Wipro Limited and smaller firms such as Patni, Sonata Software and Symphony;

•        regional IT services firms in certain geographic markets, such as Matrix, Malam, Elbit and Teldor in Israel, Logica, T-Systems and Atos Origin in Europe, and First Consulting Group in the United States; and

•        in some cases, internal IT departments of our clients.

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

We believe we compete favorably based on these factors, and we possess significant competitive advantages. See “—Competitive Strengths.”

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

We regard our trade name, trademarks, service marks and domain names as important to our success. We rely on the law to protect our proprietary rights to them and we have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered our key brand “Ness” as a trademark in both Israel and in the United States.

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

Employees

As of December 31, 2005, we employed approximately 5,945 employees, including approximately 5,190 IT professionals. None of our employees is represented by a labor union and we have not experienced any strikes or work stoppages. We believe our relations with our employees are good.

Our employees in Israel are subject to Israeli labor laws and regulations and other special practices and employment customs. The laws and regulations principally concern matters such as paid annual vacation, paid sick days, the length of the workday, payment for overtime and severance pay. Israeli law generally requires severance pay equal to one month’s salary for each year of employment upon the retirement or death of an employee or termination of employment without a valid legal reason. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Since January 1, 1995, these amounts also include payments for national health insurance. Our payments to the National Insurance Institute amount to approximately 15% of wages up to a specified amount, of which the employee contributes two-thirds and the employer contributes one-third.

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

Our training, continuing education and career development programs are primarily designed to ensure our IT professionals enhance their skill-sets in alignment with their respective roles. We continually provide our IT professionals with challenging assignments and exposure to new skills, technologies and global opportunities. We have instituted an appraisal program that incorporates a feedback system, recognizing high performers and providing constructive feedback and coaching to under performers. Leadership development is also a key part of our training programs.

We believe that our IT professionals receive competitive salaries and benefits and are eligible to participate in our stock option plans. We have also adopted a performance linked compensation program that links compensation to both the employee’s and our performance.

Corporate History

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

Towards the end of 2001, and after becoming a leading IT services company in Israel, we embarked on our global expansion strategy. The following material acquisitions were made as part of that strategy:

•        Ness U.S.A. Inc., a subsidiary formed to acquire substantially all of the internet based computer solutions assets and liabilities of Blueflame Inc., a company founded in 1985, out of Blueflame’s Chapter 11 bankruptcy proceeding in November 2001. At the time of its acquisition, it had 120 employees and annual revenues of approximately $18 million.

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

•        Apar Holding Corp., a privately-held U.S./Indian IT services company, founded in 1998 and providing a wide range of advanced ERP, CRM and EAI software services to the financial services, manufacturing, telecom, retail sales and logistics sectors, as well as sophisticated offshore software engineering development services for large software product companies. In addition to Apar’s U.S. headquarters, Apar has operations in the United Kingdom, India and Singapore, and offices in Canada, Australia, Japan and Malaysia. At the time of its acquisition, effective in June 2003, it had approximately 1,200 employees. The Warburg Pincus entities that collectively are principal stockholders of ours were also principal stockholders of Apar at the time of the acquisition.

•        Three privately-held providers of IT services and solutions in Eastern Europe, in 2005, as part of our growth strategy in Eastern Europe’s emerging market for IT services:  Radix Company SA, based in Romania, a provider of ERP, content management, decision support and workflow management solutions; Delta Electronic Services a.s., based in Slovakia, a provider of ERP and custom enterprise solutions; and Efcon a.s., a provider of document management, ERP and workflow systems. The acquisitions closed during the second through fourth quarters of 2005.

The acquired companies were integrated into our corporate structure, with capabilities and staff assigned to the various divisions and business groups.

We are continuously seeking to acquire new companies and businesses in order to expand our global presence and improve our position in our targeted verticals and geographies.

Item 1A. Risk Factors

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

We have experienced rapid growth in recent periods through both acquisitions and organic growth. The number of our employees increased from approximately 2,240 as of December 31, 2001 to approximately 5,945 as of December 31, 2005. We expect our growth to continue to significantly strain our management and other operational and financial resources. In particular, continued growth increases the integration challenges involved in:

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

We have in the past engaged in acquisitions, strategic investments, partnerships and alliances. Since our last annual report we acquired three additional significant companies. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

If we acquire another business, we may face difficulties, including:

•       integrating that business’ personnel, products, technologies or services into our operations;

•       retaining the key personnel of the acquired business;

•       failing to adequately identify or assess liabilities of that business;

•       failure of that business to fulfill its contractual obligations;

•       failure of that business to achieve the forecasts we used to determine the purchase price; and

•       diverting our management’s attention from normal daily operations of our business.

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this report, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction.

Because we derive a significant portion of our revenues from the Israeli government, a reduction of government spending in Israel on IT services would reduce, possibly materially, our revenues and profitability; and any delay in its annual budget approval process would negatively impact our cash flows.

We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, which collectively represented approximately 11% of our revenues in 2005. The Israeli economy experienced a recession through 2004. Although our revenues derived from agencies of the Israeli government grew each year during that period, the size of the overall Israeli IT services market decreased, putting pressure on our revenue growth rates. Israel has since re-entered a period of economic growth, and we do not expect any additional short-term decrease. However, any future reduction in Israeli government spending for political or economic reasons would reduce, possibly materially, our revenues and profitability. In addition, the government of Israel has experienced significant delays in the approval of its annual budget in recent years. Such delays in the future could materially and negatively affect our cash flows by delaying receipt of payment from the government of Israel for services performed.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our net income ranged from approximately $2.4 million to approximately $6.8 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

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

•       acquisition and integration costs related to possible acquisitions of other businesses; and

•       changes in accounting standards, such as the implementation of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”).

During recent periods, our quarterly results have fluctuated as a result of the number of working days in each period and the seasonality of client demand in the IT services industry. Typically our fourth quarter is strongest, when client demand is greatest, and the second quarter is weakest, when the number of working days in the quarter is lowest in Israel, currently our largest employee location. We expect these factors to continue to be significant in the future, although we believe that the impact of the number of working days on our results of operations will decrease as our international business continues to grow.

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

Our success depends largely on the contributions of our employees and our ability to attract and retain qualified personnel, including technology, consulting, engineering, marketing and management professionals. Competition for qualified personnel in the IT services industry, in the markets in which we operate, particularly in India, is intense and, accordingly, we may not be able to retain or hire all of the personnel necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled IT professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. In addition, the competition for highly skilled employees may require us to increase salaries of highly skilled employees, and we may be unable to pass on these increased costs to our clients, which would reduce our profitability.

If our clients terminate significant contracted projects or choose not to retain us for additional projects, or if we are restricted from providing services to our clients’ competitors, our revenues and profitability may be negatively affected.

Our clients typically retain us on a non-exclusive basis. Many of our client contracts, including those that are on a fixed price, fixed timeframe basis, can be terminated by the client with or without cause upon 90 days’ notice or less and generally without termination related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understanding their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

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

If we fail to meet our clients’ performance expectations, our reputation may be harmed, causing us to lose clients or exposing us to legal liability.

As an IT services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality professional services and integrity. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we engage, our reputation may be damaged. In addition, a number of our contracts provide for incentive based or other pricing terms pursuant to which some of our fees are contingent on our ability to meet revenue enhancement, cost-saving or other contractually defined performance goals. Our failure to meet these goals or a client’s expectations in such performance based contracts may result in a less profitable or an unprofitable engagement. Moreover, if we fail to meet our clients’ performance expectations, we may lose clients and be subject to legal liability, particularly if such failure has a consequential adverse impact on our clients’ businesses.

In addition, many of our projects are critical to the operations of our clients’ businesses. Our exposure to legal liability may be increased in the case of outsourcing contracts in which we become more involved in our clients’ operations. While our contracts typically include provisions designed to limit our exposure to legal claims relating to our services and the solutions we develop, these provisions may not adequately protect us or may not be enforceable in all cases. The general liability insurance coverage that we maintain, including coverage for errors or omissions, is subject to important exclusions and limitations. We cannot be certain that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our profitability.

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

We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2001, 2002, 2003, 2004 and 2005, revenues from fixed price projects accounted for approximately 24%, 24%, 26%, 19% and 22% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our profitability may suffer. Historically, we have not had any cost overruns that have had a material impact on our profitability. However, we cannot be certain that this will continue to be the case.

Our success depends in part upon the senior members of our management team, and our inability to attract and retain them could have a negative effect on our ability to operate our business.

We are highly dependent on the senior members of our management team, particularly Aharon Fogel, our chairman, and Raviv Zoller, our president and chief executive officer. Mr. Fogel has a strong reputation and significant business experience in the public and private sectors in Israel. Mr. Zoller has been with us since our inception, as our chief financial officer for two years and our president and chief executive officer since 2001, and has been instrumental in securing important client contracts. We do not maintain key man life insurance for any of the senior members of our management team. Competition for senior management in our industry is intense, and we may not be able to retain our senior management personnel or attract and retain new senior management personnel in the future. The loss of one or more members of our senior management team could have a negative effect on our ability to attract and retain clients, execute our business strategy and otherwise operate our business, which could reduce our revenues, increase our expenses and reduce our profitability.

Disruptions in our telecommunications infrastructure could harm our ability to operate and to deliver our services effectively, which could result in client dissatisfaction and a reduction of our revenues and results of operations.

A significant element of our global delivery model is to continue to leverage and expand our global development centers. Our global development centers are linked with a network architecture that uses multiple telecommunication service providers and various links with alternate routing, including some routing via virtual private networks on the internet. We may not be able to maintain active voice and data communications between our various global development centers and between our global development centers and our clients’ sites at all times. Any significant loss or impairment of our ability to communicate could result in a disruption in our business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and have a material adverse effect on our operations.

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

Our clients’ complex regulatory requirements may increase our costs, which could negatively impact our profits.

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

We will be exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal control systems and procedures. This process has been complicated by the decentralized nature of our operations and information systems. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

Risks Relating to Our International Operations

Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

We currently operate in 16 countries and intend to further penetrate key markets, primarily in North America and Europe, while establishing offshore development centers in lower-cost Asian markets. We expect to devote significant resources to this effort but may not be successful in this regard. Risks inherent in our international business activities include:

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

Our growth strategy relies in part on the expansion of our offshore development centers. If we fail to retain needed employees in India and other offshore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Employee attrition rates in India are significantly higher than in other geographies. Wage costs in India have historically been significantly lower than wage costs in North America and Western Europe for comparably skilled professionals; however, wages in India are currently increasing at a faster rate than in North America and

Western Europe, which could result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our employee compensation more rapidly than in the past to remain competitive. Compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

Regional instability in Israel and India may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

We generated approximately 52% of our revenues in Israel in 2005. In addition, our principal offices and a substantial portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. We cannot predict the effect on our business of any increase in the degree of violence by the Palestinians against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

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

Wage inflation in India and Israel could reduce our profitability.

Annual wage inflation for IT professionals in India over the past several years has exceeded world-wide averages significantly. Based on our review of publicly available information, we believe that this trend will continue for the foreseeable future. Similarly, wage inflation for IT professionals in Israel has exceeded world-wide averages in the last one to two years. If we are unable to provide adequately for such wage increases in our contracts with our customers, or if unexpectedly large wage increases occur, we may experience a material adverse effect on our profitability.

Our international operations subject us to currency exchange fluctuations, which could negatively impact our profitability.

To date, most of our sales have been denominated in NIS and dollars, while a significant portion of our expenses is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with United States generally accepted accounting principles. Despite our use of certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies, we may be exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore have an adverse effect on our profitability.

Potential anti-outsourcing legislation could impair our ability to service our clients.

Over the past few years, the issue of outsourcing of services abroad by American companies has become a topic of political discussions in the United States. Measures aimed at limiting or restricting outsourcing by United States companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intensifying debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories:  (1) measures that extend restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and (2) measures that affect private industry, such as tax disincentives or intellectual property transfer restrictions. If any of these measures become law, our ability to service our clients could be impaired.

Terrorist attacks or a war could negatively affect our financial results and prospects.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, like the recent conflict in Iraq, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients’ needs, any of which could negatively affect our financial results and prospects.

Restrictions on immigration may affect our ability to compete for and provide services in our clients’ countries, which could hamper our growth and cause our revenues to decline.

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

If the government of India were to reduce or withdraw tax benefits and other incentives it provides to us, our net income will decrease.

Currently, we benefit from the tax benefits that India provides to the export of IT services. These benefits provide a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 34%. As a result of these incentives, our operations in India have been subject to relatively low tax rates. When these tax benefits are eliminated on March 31, 2009 as scheduled, or if they are eliminated or reduced earlier as the result of political change in India, our tax expense will increase, reducing our profitability.

Risks Relating to Our Stock

Our stock price is likely to be highly volatile and could drop unexpectedly.

The market price of our stock may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

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

•       loss of a major client or changes in our employee utilization rate; and

•       changes in key personnel.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation, regardless of merit or ultimate outcome, would likely cause us to incur substantial costs, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

Your ability to influence corporate decisions may be limited because our executive officers, directors and affiliated major stockholders beneficially own approximately 28.1% of our common stock.

Our executive officers, directors and stockholders who beneficially own 5% or more of our outstanding common stock and are or were affiliated with Ness beneficially own, in the aggregate, shares representing approximately 28.1% of our outstanding common stock. As a result of their stock ownership, if these stockholders were to choose to act together, they would likely be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in leased premises of approximately 235,000 square feet in Tel Aviv, Israel. Our principal office in the United States is located in leased premises of approximately 21,000 square feet in Hackensack, New Jersey. We have offices of various sizes at more than 30 additional locations in 16 countries, all of which are leased, totaling approximately 660,000 square feet.

In 2005, we completed construction of two leased state-of-the-art offshore centers containing an aggregate of approximately 180,000 square feet of space in the Indian cities of Bangalore and Mumbai. Each of these centers contains up-to-date technology infrastructure and communications capabilities. Together with our other leased properties in Bangalore and Mumbai, we are able to accommodate approximately 2,500 employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq National Market under the symbol “NSTC.” The following table shows the high and low per share closing sale prices of our common stock, as reported on The Nasdaq National Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
2004
Third Quarter (commencing September 29, 2004)	$12.89	$11.90
Fourth Quarter	$15.60	$11.30
2005
First Quarter	$14.95	$11.40
Second Quarter	$12.65	$8.64
Third Quarter	$10.63	$8.25
Fourth Quarter	$11.20	$8.65
2006
First Quarter (through March 1, 2006)	$11.67	$9.65

We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

On March 1, 2006, the last reported sale price per share of our common stock on the Nasdaq National Market was $11.50. As of March 1, 2006, there were approximately 100 holders of record of our common stock, although the number of beneficial shareholders was much larger.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 are derived from our audited consolidated financial statements not included in this report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period and our results for interim periods may not be indicative of results to be expected for the entire year.

	Year ended December 31,
	2001	2002	2003(4)	2004	2005
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$151,612	$166,576	$225,768	$304,525	$385,436
Cost of revenues	105,604	104,541	158,987	212,034	275,465
Provision for losses (reverse of losses) on uncompleted contracts, net	—	161	788	(309)	(232)
Gross profit	46,008	61,874	65,993	92,800	110,203
Operating expenses:
Selling and marketing	18,302	19,192	21,287	25,706	29,033
General and administrative	29,679	30,168	36,115	46,042	54,730
Research and development, net	2,250	1,516	1,559	—	—
Goodwill amortization(1)	5,390	—	—	—	—
Other	—	198	665	—	—
Total operating expenses	55,621	51,074	59,626	71,748	83,763
Operating income (loss)	(9,613)	10,800	6,367	21,052	26,440
Financial expenses, net	(5,887)	(8,829)	(1,451)	(3,461)	(1,521)
Other expenses, net	(856)	(347)	(422)	(91)	(243)
Income (loss) before taxes on income	(16,356)	1,624	4,494	17,500	24,676
Taxes on income (tax benefit)	807	(48)	(54)	2,320	3,518
Equity in net earnings (losses) of affiliates	12	(35)	11	(647)	(65)
Minority interests in losses (earnings) of subsidiary	(96)	(377)	—	(156)	101
Income (loss) from continuing operations	(17,247)	1,260	4,559	14,377	21,194
Loss from discontinued operations(2)	(1,234)	(395)	(1,105)	—	—
Extraordinary income, net of taxes	—	—	—	—	495
Net income (loss)	$(18,481)	$865	$3,454	$14,377	$21,689
Basic net earnings (loss) per share from continuing operations(3)	$(2.43)	$(0.18)	$0.20	$0.58	$0.63
Basic net earnings (loss) per share(3)	$(2.58)	$(0.23)	$0.13	$0.58	$0.63
Diluted net earnings (loss) per share from continuing operations(3)	$(2.43)	$(0.18)	$0.19	$0.53	$0.61
Diluted net earnings (loss) per share(3)	$(2.58)	$(0.23)	$0.12	$0.53	$0.61
Basic net earnings (loss) per share from continuing operations excluding extraordinary income(3)	$(2.43)	$(0.18)	$0.20	$0.58	$0.62
Basic net earnings (loss) per share excluding extraordinary income(3)	$(2.58)	$(0.23)	$0.13	$0.58	$0.62
Diluted net earnings (loss) per share from continuing operations excluding extraordinary income(3)	$(2.43)	$(0.18)	$0.19	$0.53	$0.59
Diluted net earnings (loss) per share excluding extraordinary income(3)	$(2.58)	$(0.23)	$0.12	$0.53	$0.59
Weighted average number of shares used in computing basic net earnings (loss) per share	8,247	8,474	15,379	22,292	34,413
Weighted average number of shares used in computing diluted net earnings (loss) per share	8,247	8,474	16,611	24,748	35,661

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

(4)          In June 2003, we acquired Apar Holding Corp. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—2004 Compared to 2003.”

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$41,356	$43,494	$46,004	$104,229	$33,579
Short-term bank deposits	204	—	3,248	—	39,561
Working capital	22,857	18,178	16,770	92,548	66,144
Total assets	230,854	241,883	339,483	424,756	454,234
Total debt, including current maturities	92,183	84,204	90,453	51,557	34,167
Stockholders’ equity	52,887	62,365	126,355	232,480	254,502

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

We have operations in 16 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $385.4 million for 2005, from $304.5 million for 2004. Net income increased to $21.7 million for 2005, from $14.4 million for 2004.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In 2005, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 32% of our revenues. For 2005, the percentage of our revenues generated by public and private clients in Israel was 52%, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel was 11%. Existing clients from prior years generated more than 80% of our revenues in 2005.

Our backlog as of December 31, 2005 was $450 million compared to $401 million as of December 31, 2004. This $49 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For 2005, the impact of inflation and changing prices on net sales and revenues and on income from continuing operations was insignificant.

As of December 31, 2005, we had approximately 5,945 employees, including approximately 5,190 IT professionals. Of the 5,945 employees, approximately 3,045 were in Israel, 1,415 were in India, 325 were in North America, 740 were in Europe and 420 were in the Asia Pacific region.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. The actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and which could result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We believe that the accounting policies described below meet these characteristics. Our significant accounting policies are more fully described in the notes to the accompanying consolidated financial statements.

Revenue Recognition

We generate our revenues from contracts for system integration and application development services, outsourcing, consultation, quality assurance and training services as well sales of third party software licenses. We provide services on either a fixed price or time and materials basis. For time and materials contracts, we recognize revenues as services are performed based on the hours actually incurred at the negotiated billing rates. We also charge our clients for certain costs and expenses, such as the installation of hardware and cost of subcontractors.

Our fixed price contracts relate primarily to long-term development projects. We recognize revenues related to these contracts using the percentage of completion method based on the percentage of costs incurred to date in relation to the total estimated costs expected upon completion. This requires us to make estimates and assumptions regarding the resources and time required to fulfill the contracts’ obligations including work effort, materials and subcontractors. We rely on our experience from other projects in making these estimates, and, in addition, use our internal project management and financial systems to track and manage the projects. Employees and project managers regularly submit updates to these systems, which are then used by executive management to monitor the projects and revise the estimates, if necessary. These systems are updated on a regular basis by inputs from employees’ and project managers’ estimates, which produce analysis, and are used by executive management to monitor the projects and revise the estimates, if necessary. Historically, our estimates have been indicative of our actual results; however, there have been a few cases where we had to adjust assumptions, primarily regarding work effort.

We generally recognize revenues on a gross basis, representing the entire amount, because we bear the risks and rewards of ownership, including the risk of loss for collection, delivery and returns, and have latitude in establishing product pricing above specific minimums. Management determines whether we bear the risks and rewards of ownership based on relevant sale contract terms. Whenever the majority of contract terms indicate that we bear the risks and rewards, revenues are recognized on a gross basis. For software license sales and hardware sales, we record revenues on a net basis, based on management’s determination that majority of contract terms indicate that we do not bear the risks and rewards related to such contracts.

For arrangements that involve multiple revenue activities, (i.e., the delivery or performance of multiple products, services, and/or rights to use assets), management assumes that separate contracts with the same party entered into at or near the same time are a package, and allocate the associated consideration to the separate activities based on their relative fair values. In order to determine the fair values of the different activities covered by each agreement, management applies standard pricing used for products and services in similar arrangements and hourly rates based on similar activities we have performed for other clients.

Our revenue recognition approach for software licensing requires that, in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” (as amended), four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Foreign Currency Translation

The financial statements of our subsidiaries whose functional currency is not the dollar have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). For subsidiaries with transactions in currencies other than their functional currency, monetary accounts maintained in other currencies are re-measured into their functional currency in accordance with Statement No. 52 of the Financial Accounting Standards Board (“FASB”) “Foreign Currency Translation.” All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statement of operations as financial income or expenses as appropriate.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance for doubtful accounts is determined by evaluating the credit worthiness of each client based upon market capitalization and other information, including the aging of the receivables. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In each financial period, we estimate the likelihood of collecting every receivable and record a cumulative allowance.

Goodwill and Other Intangible Assets

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than amortized as previous accounting standards required. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill. As of December 31, 2005, no impairment losses were identified.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In measuring the recoverability of assets, we are required to make estimates and judgments in assessing our forecast and cash flows and compare that with the carrying amount of the assets. Additional significant estimates used by management in the methodologies used to assess the recoverability of our long-lived assets include estimates of future cash-flows, future short-term and long-tem growth rates, market acceptance of products and services, and other judgmental assumptions, which are also affected by factors detailed in our Risk Factors section in this Annual Report. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for our long-lived assets.

Capitalized software development costs

Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as a development expense or cost-of-license fee. Software development costs incurred from the point of reaching technological feasibility until the time of general product release should be capitalized. We define technological feasibility as the completion of a detailed program design. The determination of technological feasibility requires the exercise of judgment by our management. Since we sell our products in a market that is subject to rapid technological changes, new product development and changing customer needs, changes in circumstances and estimations may significantly affect the timing and the amounts of software development costs capitalized and thus our financial condition and results of operations.

Deferred Taxes

Management judgment is required in determining our future taxable income for purposes of assessing our ability to realize any future benefits from our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected. If we determine that we will be able to realize the deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination is made. On the other hand, should we determine that we will not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period in which such determination is made.

Income Taxes

Through our operating subsidiaries, we operate within multiple tax jurisdictions and may be subject to tax audit in these jurisdictions. These tax audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

Stock based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for our employee stock option plans. Under APB 25, we recognize compensation expense when the exercise price of our share options is less than the fair market price of the underlying shares on the date of grant. The calculation of the intrinsic value of a stock award is based on management’s estimate of the fair value of our common stock. Changes in this estimate could have a material impact on our compensation expense.

Severance Pay

The liability of our Israeli subsidiaries for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent salary of Israeli employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. This liability is fully provided for by monthly deposits into severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset on our balance sheet. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits.

Recent Developments

On February 28, 2006, we closed the acquisition of Innova Solutions (OLAS Software Solutions, Inc.), a privately held provider of IT services and solutions based in the United States and India. The purchase price in the all cash transaction is $25.0 million, of which $10.0 million will be paid over the next two years based on the achievement of certain performance goals. For the full year 2005, Innova generated revenues of over $30 million and was profitable. The acquisition is expected to be accretive to 2006 earnings per share. Innova has over 700 employees, mainly in Hyderabad, India. Innova is an IT services provider and system integrator offering a portfolio of offshore and on-site IT services and solutions, with a focus on financial services. The acquisition is expected to provide synergies with Ness’ current operations in the United States and India, adding directly to Ness’ financial services practice as well as expanding the capacity of and further strengthening Ness’ other core verticals, such as ISVs and life sciences. Following the acquisition, the Hyderabad delivery center became Ness’ third major delivery center in India, complementing Ness’ existing delivery centers in Bangalore and Mumbai. Upon completion of the acquisition, Innova changed its name to Ness Innovative Business Services, Inc.

In February 2006, we paid the Israeli Tax Authority, or ITA, a sum of $3.4 million in full payment of an assessment agreement with ITA regarding a tax assessment of our Israeli subsidiaries for the years 1999 through 2003. Since the agreed tax payment was fully provided for in our consolidated balance sheet as of December 31, 2005 and 2004, the agreement did not result in any additional tax expense in the year ended December 31, 2005.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Year ended December, 31
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.4	69.6	71.5
Provision for losses (reverse of losses) on uncompleted contracts, net	0.3	(0.1)	(0.1)
Gross profit	29.2	30.5	28.6
Operating expenses:
Selling and marketing	9.4	8.4	7.5
General and administrative	16.0	15.1	14.2
Research and development, net	0.7	—	—
Other	0.3	—	—
Total operating expenses	26.4	23.6	21.7
Operating income	2.8	6.9)	6.9
Financial expenses, net	(0.6)	(1.1)	(0.4)
Other expenses, net	(0.2)	(0.0	(0.1)
Income before taxes on income	2.0	5.7	6.4
Taxes on income (tax benefit)	0.0	0.8)	0.9
Equity in net earnings (losses) of affiliate	0.0	(0.2)	0.0
Minority interests in losses (earnings) of subsidiary	0.0	(0.1	0.0
Income from continuing operations	2.0	4.7	5.5
Loss from discontinued operations	(0.5)	—	—
Extraordinary income, net of taxes	—	—	0.1
Net income	1.5	4.7	5.6

2005 Compared to 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2004	2005	$	%
Revenues	$304,525	$385,436	80,911	26.6
Cost of revenues	212,034	275,465	63,431	29.9
Provision for losses (reverse of losses) on uncompleted contracts	(309)	(232)	77	(24.9)
Gross profit	$92,800	$110,203	17,403	18.8
Gross margin	30.5%	28.6%

Revenues

Our revenues increased from $304.5 million in 2004 to $385.4 million in 2005, representing an increase of $80.9 million, or 26.6%. The increase was primarily due to growth in outsourcing and offshore engagements, representing $27.9 million, and growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training, representing $53.1 million. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from 2004 to 2005. We expect our revenues to grow in 2006 due to continued expansion into North American and European markets in key verticals, including through acquisitions, and the securing of contracts from new and existing clients.

Cost of revenues and provision for losses (reverse of losses) on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $212.0 million in 2004 to $275.5 million in 2005, representing an increase of $63.4 million, or 29.9%. The increase was attributable to growth in our delivery staff needed to support our increased revenues. In 2006, we expect our cost of revenues to increase, primarily due to an increase in the number of IT professionals needed to support our expected revenue growth. In addition, our cost of revenues will likely increase due to increases in salaries, especially in India, where there is strong demand for experienced IT professionals. The change in our provision for losses (reverse of losses) on uncompleted contracts changed from ($0.3) million in 2004 to ($0.2) million in 2005, as a result of net updates to our estimated costs of completion of our fixed price projects.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses (reverse of losses) on uncompleted contracts) increased from $92.8 million in 2004 to $110.2 million in 2005, representing an increase of $17.4 million, or 18.8%. The increase was primarily related to our increase in revenues, representing $24.7 million, offset by a decrease in our gross margin, representing approximately ($7.3) million. Gross margin for 2005 was 28.6%, compared to 30.5% in 2004. The decrease in gross margin resulted primarily from an increase in our use of subcontractors and vendors in the first quarter in order to meet certain delivery commitments and from a significant component of lower gross margin hardware resale business in our 2005 Eastern Europe acquisitions. In 2006, we expect that gross profit will increase as a result of our anticipated revenue growth.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2004	2005	$	%
Selling and marketing	$25,706	$29,033	3,327	12.9
General and administrative	46,042	54,730	8,688	18.9
Total operating expenses	71,748	83,763	12,015	16.7
Operating income	$21,052	$26,440	5,388	25.6

Selling and marketing

Selling and marketing expenses increased from $25.7 million in 2004 to $29.0 million in 2005, representing an increase of $3.3 million, or 12.9%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions in Eastern Europe in 2005, representing $1.2 million, an increase in marketing expenses needed to enhance our brand recognition and to support our revenue growth, representing $1.0 million, and increases in our sales commissions and other sales expenses of $1.1 million. In 2006, we expect selling and marketing expenses to increase to support growth in new vertical markets and regions as well as to enhance our brand recognition.

General and administrative

General and administrative expenses increased from $46.0 million in 2004 to $54.7 million in 2005, representing an increase of $8.7 million, or 18.9%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, including the general and administrative expenses of our second quarter acquisitions, together representing $4.7 million, certain additional expenses associated with being a public company including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $2.4 million, and stock-based compensation expenses of $1.9 million in respect of redeemable options, as described in Note 14(b)12 to our Consolidated Financial Statements. We expect no further significant compensation expense related to these redeemable options. In 2006, we expect our general and administrative expenses to increase to support our anticipated revenue growth. We also expect to incur ongoing expenses associated with being a public company and maintaining our Sarbanes-Oxley compliance.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2004	2005	$	%
Operating income	$21,052	$26,440	5,388	25.6
Financial expenses, net	(3,461)	(1,521)	1,940	(56.1)
Other expenses, net	(91)	(243)	(152)	166.7
Income before taxes on income	17,500	24,676	7,176	41.0
Taxes on income	2,320	3,518	1,198	51.7
Equity in net losses of affiliates	(647)	(65)	582	(89.9)
Minority interests in losses (earnings) of a subsidiary	(156)	101	257	N/A
Income from continuing operations	14,377	21,194	6,817	47.4
Extraordinary income, net of taxes	—	495	495	N/A
Net income	$14,377	$21,689	7,312	50.9

Financial expenses, net

Financial expenses, net, decreased from $3.5 million in 2004 to $1.5 million in 2005, representing a decrease of $1.9 million, or 56.1%. The decrease was due primarily to investment income from the proceeds of our initial public offering and reduced debt service expenses following our reduction of net long-term debt in the fourth quarter of 2004 and subsequently. In 2005, we replaced high rate loans, increased the return on our deposits and entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies. For 2006, we expect financial expenses to increase due to an anticipated significant decrease in net cash (cash, cash equivalents and short-term bank deposits less total debt) resulting from payments made, or to be made, in respect of acquisitions closed in 2005 or the first quarter of 2006.

Other expenses, net

Other expenses, net, changed from $0.1 million in 2004 to $0.2 in 2005. This change was not significant.

Taxes on income

Our taxes on income increased from $2.3 million in 2004 to $3.5 million in 2005, representing an increase of $1.2 million, or 51.7%. This increase was attributable to the increase in our income before taxes, representing $1.9 million, offset by a tax benefit attributable to our stock-based compensation expense, representing ($0.7) million. We expect that our effective tax rate in 2006 will remain at approximately the same level as our 2005 effective tax rate. In 2009, the tax holiday in India will terminate, at which time we expect our effective tax rate to increase significantly.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $0.6 million for 2004 to $0.1 million in 2005. This decrease was due to a capital loss recorded in 2004 which related to our reduced ownership of our affiliate, Ness ISI (now known as dbMotion Ltd.), with no equivalent amount in 2005. Following the January 1, 2004 issuance of preferred shares by Ness ISI that reduced our share ownership to a non-controlling interest, we no longer consolidate Ness ISI’s results in our financial statements.

Minority interests in losses (earnings) of a subsidiary

Minority interests in losses (earnings) of a subsidiary changed from earnings of $0.2 million in 2004 to losses of $0.1 million in 2005. This change was not significant.

Extraordinary income, net of taxes

In 2001, when we acquired certain assets and assumed certain liabilities of Blueflame, Inc., we recorded a long-term liability of $0.8 million in respect of a contingent promissory note associated with the acquisition, which we later classified into current liabilities on December 31, 2004. On December 31, 2005, the contingent liability ended, at which time we reversed the liability and recorded it as extraordinary item in the statement of income, net of taxes, representing $0.5 million.

Net Income

Net income increased from $14.4 million in 2004 to $21.7 million in 2005, representing an increase of $7.3 million, or 50.9%. The increase in net income was due primarily to our increase in operating income of $5.4 million, our decrease in financial expenses of $1.9 million, our decrease in equity in net losses of affiliates of $0.6 million and our extraordinary income, net of taxes, of $0.5 million, partially offset by the increase in our taxes on income of $1.2 million. The increase in our operating income was itself offset by an increase in stock-based compensation of $1.9 million.

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

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2005. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(unaudited) (dollars in thousands)
Revenues	$71,146	$73,879	$77,152	$82,348	$88,405	$94,218	$97,719	$105,094
Cost of revenues	48,848	51,785	53,969	57,432	62,492	68,033	69,882	75,056
Provision for losses (reverse of losses) on uncompleted contracts, net	(442)	(43)	26	150	85	13	(254)	(76)
Gross profit	22,740	22,137	23,157	24,766	25,828	26,172	28,091	30,114
Operating expenses:
Selling and marketing	6,086	6,044	6,822	6,754	7,031	7,002	7,081	7,919
General and administrative	11,448	11,749	10,945	11,900	12,942	14,252	13,344	14,192
Total operating expenses	17,534	17,793	17,767	18,654	19,973	21,254	20,425	22,111
Operating income	5,206	4,344	5,390	6,112	5,855	4,917	7,666	8,003
Financial income (expenses), net	(2,369)	(781)	(1,177)	866	(420)	(494)	(383)	(224)
Other income (expenses), net	84	11	(16)	(170)	(6)	10	(14)	(232)
Income before taxes on income	2,921	3,574	4,197	6,808	5,429	4,433	7,269	7,547
Taxes on income (tax benefit)	(111)	596	473	1,362	602	423	1,252	1,241
Equity in net earnings (losses) of affiliates	(615)	(33)	(3)	4	(2)	(27)	—	(37)
Minority interests in losses (earnings) of a subsidiary	—	(35)	(30)	(91)	101	—	—	—
Income from continuing operations	2,417	2,910	3,691	5,359	4,926	3,983	6,017	6,269
Extraordinary income, net of taxes	—	—	—	—	—	—	—	495
Net income	$2,417	$2,910	$3,691	$5,359	$4,926	$3,983	$6,017	$6,764

Liquidity and Capital Resources

Overview

As of December 31, 2005, we had cash, cash equivalents and short-term bank deposits of $73.1 million compared to $104.2 million as of December 31, 2004. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year ended December 31,
	2004	2005
Net cash provided by operating activities	$15,568	$6,801
Net cash used in investing activities	(9,041)	(60,594)
Net cash provided by (used in) financing activities	51,583	(9,860)
Effect of exchange rate changes on cash and cash equivalents	115	(6,997)
Increase (decrease) in cash and cash equivalents	58,225	(70,650)
Cash and cash equivalents at the beginning of the period	46,004	104,229
Cash and cash equivalents at the end of the period	$104,229	$33,579

2005 compared to 2004

Net cash provided by operating activities was $6.8 million in 2005, compared to $15.6 million in 2004. The major factors contributing to the change were payments made to several of our suppliers in connection with a reduction of indebtedness and the revising of commercial terms following our initial public offering, including a large payment to one of our suppliers of $8.2 million, offset by our increase in net income, representing $7.3 million.

Net cash used in investing activities was $60.6 million in 2005, compared with $9.0 million in 2004. The major factors contributing to the increase were investments we made in short-term deposits in order to realize higher yields, representing $39.1 million, payments in respect of the acquisitions we made during the second, third and fourth quarters, representing $10.2 million, net of cash acquired, and investment in available-for-sale marketable securities, representing $2.3 million.

Net cash used in financing activities was $9.9 million in 2005, compared to net cash provided of $51.6 million in 2004. The net cash provided by financing activities in 2004 resulted primarily from net proceeds from our initial public offering, representing $89.3 million, partially offset by payment of long term and short term loans, net, representing $30.7 million. The decrease in net cash provided by financing activities in 2005 was primarily due to the absence of an equivalent amount in 2005 plus a reduction in our long-term net debt of $17.8 million, offset by an increase of $19.5 million in short-term bank loans and credit and by the proceeds from employee exercises of stock options, representing $9.6 million.

The effect of exchange rate changes on cash and cash equivalents was ($7.0) million in 2005, compared to $0.1 million in 2004. The change was primarily due to long-term inter-company balances, representing ($4.0) million.

Long-term and Short-term Debt

At December 31, 2005, we had aggregate short-term and long-term bank and other borrowings of $34.2 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 4.5% to 7.5% and a weighted average interest rate of approximately 6.75%, with maturities of one to four years. These aggregate bank borrowings included $21.0 million from Bank Hapoalim, with an interest rate of approximately 4.5% and maturity of one year; $7.2 million from Israel Discount Bank, with interest rates of approximately 6.5% to 7.5% and maturities of two to three years; and $6.0 million from five other lenders, in amounts ranging from $1.0 million to $1.7 million, with interest rates of approximately 5% to 6% and maturities of up to four years. The maximum interest rate for our dollar-linked borrowings was approximately 4.5%, and for NIS index linked borrowings was approximately 7.5%.

Anticipated Capital Expenditures

In 2005, we used $17.8 million of the proceeds of our initial public offering in the fourth quarter of 2004 to further reduce net debt beyond the net debt reduction of $35.6 million accomplished in the fourth quarter of 2004, exceeding our previously announced $40 million debt reduction plan. Following the use of proceeds, our only material indebtedness is amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. We are currently the process of canceling the pledges on these shares. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

•       limitations on incurring debt;

•       prohibition on pledging assets;

•       prohibition on distributing dividends;

•       stockholders’ equity must not be less than 30% of its total assets;

•       EBITDA must not be less than 9.5% of revenues and not less than NIS 34 million; and

•       limitations on merging or transferring assets.

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of December 31, 2005, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our long-term debt, operating leases and accrued severance pay. We have no long-term obligations for a period longer than three years. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2005 (dollars in thousands).

	Total	Less than year	1-3 years	4 years
Long-term debt	$11,610	$5,726	$5,883	$—
Interest payments	1,483	706	777	—
Operating leases	1,546	1,136	410	—
Total	$14,639	$7,568	$7,070	$—

Our obligation for accrued severance pay under Israel’s Severance Pay Law as of December 31, 2005 was $39.7 million, of which $35.8 million was funded through deposits into severance pay funds, leaving a net obligation of $3.9 million.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to recognize in the statements of income, all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement is effective for public entities as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We plan to adopt the new statement effective January 1, 2006, using the “modified prospective” method. We believe that the adoption of this new statement will have an impact on our results of operations and net earnings per share as we will be required to expense the fair value of all share-based payments. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We expect that the adoption of SAB 107 will have an impact on our results of operations and net earnings per share as we will be required to expense the fair value of all share-based payments.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the second quarter of fiscal 2006. We do not expect the adoption of FSP 115-1 to have a significant effect on our consolidated financial statements.

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

We have direct operations in 16 different countries and relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Beginning in the second quarter and continuing into the third quarter of 2005, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies. No such contracts are outstanding as of December 31, 2005. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the 2005 acquisitions of Radix Company SA, Delta Electronic Services a.s., Efcon a.s. and N.T.R. Holding Ltd., which are included in our 2005 Consolidated Financial Statements, and which in the aggregate represented 5.6% of consolidated total assets and 3.3% of consolidated shareholders’ equity as of December 31, 2005, and 7.8% of consolidated net revenues and 21.3% of consolidated net income for the year ended December 31, 2005. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report immediately following.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ness Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ness Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ness Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Radix Company SA, Delta Electronic Services a.s., Efcon a.s. and N.T.R. Holding Ltd., which are included in the 2005 consolidated financial statements of Ness Technologies, Inc. and which constituted, in aggregate, 5.6% of total assets and 3.3% of shareholders’ equity as of December 31, 2005, and 7.8% of revenues and 21.3% of net income for the year then ended. Our audit of internal control over financial reporting of Ness Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Radix Company SA, Delta Electronic Services a.s., Efcon a.s. and N.T.R. Holding Ltd.

In our opinion, management’s assessment that Ness Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ness Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ness Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Ness Technologies, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

Tel Aviv, Israel	Kost Forer Gabbay & Kasierer
March 14, 2006	A MEMBER OF ERNST & YOUNG GLOBAL

Changes in Internal Control

As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

Item 9B.   Other Information

On March 13, 2006, we amended our employment agreement with Raviv Zoller, our president and chief executive officer.  Effective January 1, 2006, Mr. Zoller’s monthly salary was adjusted to the NIS equivalent of $25,000, as provided in his employment agreement, based on the Israeli Consumer Price Index published on January 15, 2006; and in the event of a voluntary termination by Mr. Zoller, he will receive (1) his salary and benefits for six months following his date of termination and (2) a pro rata portion of any bonus to which he is entitled under the agreement.

On March 13, 2006, we amended our employment agreement with Ytzhak Edelman, our chief financial officer and deputy to the chief executive officer.  Effective January 1, 2006, Mr. Edelman’s monthly salary was adjusted to 80,000 NIS, as provided in his employment agreement, based on the Israeli Consumer Price Index published on February 15, 2006.

On March 13, 2006, we amended our employment agreement with Tuvia Feldman, our chief operating officer.  Effective March 1, 2006, Mr. Feldman is entitled to receive twelve months’ prior notice if we terminate his employment agreement, and he must provide twelve months’ prior notice if he terminates the agreement.

On March 13, 2006, we amended our employment agreement with Shashank Samant, one of our executive officers, effective as of January 1, 2006.  Mr. Samant may be deemed to be an employee-at-will because his agreement does not specify a term of employment.  Mr. Samant’s annual base salary is

$240,000 and he is eligible to receive an annual bonus of up to $250,000 based on achievement of certain goals relating to the performance of his business unit and the company.  He is also eligible to receive an additional bonus of up to $50,000 at the discretion of our chief executive officer.  Either party may terminate the agreement at any time by providing the other party with fifteen days’ prior written notice, and we may terminate Mr. Samant without notice in the event of misconduct or non-performance.  Upon termination by the Company, Mr. Samant will be entitled to his base salary through the date of termination, and, except in the case of termination for cause, to nine months of severance pay.  In the event of resignation “for good reason,” Mr. Samant will be entitled to 75% of the annual bonus otherwise due; and in the event of an otherwise voluntary resignation, 50% of the annual bonus otherwise due. The agreement also contains customary confidentiality and non-solicitation provisions.  The non-solicitation of employees provision applies during Mr. Samant’s employment and for one year thereafter.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2006 in connection with our annual meeting of stockholders (the “Proxy Statement”) under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.   Exhibits, Financial Statements and Schedules

(a) List of documents filed as part of this report:

1. Financial Statements as of December 31, 2005 and December 31, 2004 and for each of the three years in the period ended December 31, 2005 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts of Ness Technologies, Inc.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit
Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant.
*3.2	Amended and Restated Bylaws of the Registrant.
**4.1	Specimen Certificate for the Registrant’s common stock.
**10.1	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
**10.2	Registration Rights Agreement, dated as of May 13, 1999, between the Registrant and Velston Pte. Ltd.
**10.3	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
**10.4	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
**10.5	Loan Agreement, dated as of July 29, 1999, between Israel Discount Bank Ltd. and Nesstech Advanced Technologies (1999) Ltd.
**10.6	Loan Agreement, dated as of July 29, 1999, between Bank Hapoalim B.M. and Nesstech Advanced Technologies (1999) Ltd.
+**10.7	Apar Holding Corp. Employees’ Equity Plan.
+**10.8	Ness Technologies, Inc. 1999 Share Option Plan.
+**10.9	Ness Technologies, Inc. 2001 Stock Option Plan.
+**10.10	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+**10.11	Ness Technologies, Inc. 2003 Stock Option Plan.

+**10.12	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+**10.13	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+**10.14	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**10.15	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.16	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+¶10.17	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.
+10.18	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant and Ytzhak Edelman.
+**10.19	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.20	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.21	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.22	Employment Agreement Addendum, dated as of August 27, 2000, between the Registrant and Tuvia Feldman.
+**10.23	Summary of Meeting, dated May 3, 2001, between Raviv Zoller and Tuvia Feldman (English translation).
+10.24	Amendment to Employment Agreement, effective as of March 1, 2006, between the Registrant and Tuvia Feldman.
+**10.25	Offer Letter, dated January 29, 2004, between the Registrant and Ivan Hruška.
+**10.26	Contract of Employment, effective as of March 1, 2004, between the Registrant and Ivan Hruška.
+**10.27	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.28	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.29	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+¶¶10.30	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation)
+10.31	Offer letter, dated as of December 1, 1999, from Apar Infotech Corporation to Shashank Samant.

+10.32	Addendum to Employment Agreement, effective as of January 1, 2006, between Ness USA, Inc. and Shashank Samant.
**10.33	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
**10.34	Stock Purchase Agreement, dated as of August 30, 2002, among the shareholders of APP Group CEE B.V. listed therein and the Registrant.
**10.35	Merger Agreement, dated as of May 12, 2003, among the Registrant, Ness Acquisition Corp., Apar Holding Corp. and the shareholders of Apar Holding Corp. listed therein.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
**24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Gartner, Inc.

*                    Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.

**             Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.

¶                    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 16, 2005.

¶¶             Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.

+                Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tel Aviv, State of Israel on the 14th day of March, 2006.

NESS TECHNOLOGIES, INC.
(Registrant)
By:	/s/ RAVIV ZOLLER
Raviv Zoller
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raviv Zoller and Ytzhak Edelman as his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments to this report, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ AHARON FOGEL	Chairman of the Board	March 14, 2006
Aharon Fogel
/s/ RAVIV ZOLLER	President, Chief Executive Officer and Director	March 14, 2006
Raviv Zoller	(principal executive officer)
/s/ YTZHAK EDELMAN	Chief Financial Officer and deputy to the CEO	March 14, 2006
Ytzhak Edelman	(principal financial and accounting officer)
/s/ HENRY KRESSEL	Director	March 14, 2006
Dr. Henry Kressel
/s/ MORRIS WOLFSON	Director	March 14, 2006
Morris Wolfson
/s/ SATYAM C. CHERUKURI	Director	March 14, 2006
Dr. Satyam C. Cherukuri
/s/ DAN S. SUESSKIND	Director	March 14, 2006
Dan S. Suesskind
/s/ KENNETH A. PICKAR	Director	March 14, 2006
Dr. Kenneth A. Pickar

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant.
*3.2	Amended and Restated Bylaws of the Registrant.
**4.1	Specimen Certificate for the Registrant’s common stock.
**10.1	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
**10.2	Registration Rights Agreement, dated as of May 13, 1999, between the Registrant and Velston Pte. Ltd.
**10.3	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
**10.4	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
**10.5	Loan Agreement, dated as of July 29, 1999, between Israel Discount Bank Ltd. and Nesstech Advanced Technologies (1999) Ltd.
**10.6	Loan Agreement, dated as of July 29, 1999, between Bank Hapoalim B.M. and Nesstech Advanced Technologies (1999) Ltd.
+**10.7	Apar Holding Corp. Employees’ Equity Plan.
+**10.8	Ness Technologies, Inc. 1999 Share Option Plan.
+**10.9	Ness Technologies, Inc. 2001 Stock Option Plan.
+**10.10	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+**10.11	Ness Technologies, Inc. 2003 Stock Option Plan.
+**10.12	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+**10.13	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+**10.14	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**10.15	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.16	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+¶10.17	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.
+10.18	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant and Ytzhak Edelman.
+**10.19	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.20	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).

+**10.21	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.22	Employment Agreement Addendum, dated as of August 27, 2000, between the Registrant and Tuvia Feldman.
+**10.23	Summary of Meeting, dated May 3, 2001, between Raviv Zoller and Tuvia Feldman (English translation).
+10.24	Amendment to Employment Agreement, effective as of March 1, 2006, between the Registrant and Tuvia Feldman.
+**10.25	Offer Letter, dated January 29, 2004, between the Registrant and Ivan Hruška.
+**10.26	Contract of Employment, effective as of March 1, 2004, between the Registrant and Ivan Hruška.
+**10.27	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.28	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.29	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+¶¶10.30	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation)
+10.31	Offer letter, dated as of December 1, 1999, from Apar Infotech Corporation to Shashank Samant.
+10.32	Addendum to Employment Agreement, effective as of January 1, 2006, between Ness USA, Inc. and Shashank Samant.
**10.33	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
**10.34	Stock Purchase Agreement, dated as of August 30, 2002, among the shareholders of APP Group CEE B.V. listed therein and the Registrant.
**10.35	Merger Agreement, dated as of May 12, 2003, among the Registrant, Ness Acquisition Corp., Apar Holding Corp. and the shareholders of Apar Holding Corp. listed therein.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
**24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Gartner, Inc.

*                    Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.

**             Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.

¶                    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 16, 2005.

¶¶             Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.

+                Indicates those contracts that are management contracts or compensation plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

NESS TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 14, 2006 expresses an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 14, 2006	A Member of Ernst & Young Global

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,229	$33,579
Short-term bank deposits	—	39,561
Marketable securities	383	2,651
Trade receivables (net of allowance for doubtful accounts of $2,154 and $2,320 at December 31, 2004 and 2005, respectively)	75,188	99,097
Unbilled receivables	20,327	28,545
Other accounts receivable and prepaid expenses	9,122	13,664
Inventories and work in progress	1,168	2,506
Total current assets	210,417	219,603
LONG-TERM ASSETS:
Long-term prepaid expenses	3,655	4,816
Marketable securities	69	32
Deferred income taxes	4,823	5,271
Severance pay fund	33,558	35,845
Total long-term assets	42,105	45,964
PROPERTY AND EQUIPMENT, NET	18,879	21,308
INTANGIBLE ASSETS, NET	4,197	7,938
GOODWILL	149,158	159,421
Total assets	$424,756	$454,234

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and par value data)

	December 31,
	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$1,275	$21,011
Current maturities of long-term debt	13,364	6,862
Trade payables	31,280	35,259
Advances from customers	7,679	7,670
Other accounts payable and accrued expenses	64,271	82,657
Total current liabilities	117,869	153,459
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,918	6,294
Excess of losses over investment in affiliates	306	257
Accrued severance pay	36,888	39,722
Minority interests	295	—
Total long-term liabilities	74,407	46,273
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value—
Authorized: 76,500,000 shares at December 31, 2004 and 2005; Issued and outstanding: 32,772,578 at December 31, 2004 and 34,771,837 at December 31, 2005	328	348
Additional paid-in capital	270,967	282,669
Deferred stock compensation	(152)	(27)
Accumulated other comprehensive loss	(2,045)	(13,559)
Accumulated deficit	(36,618)	(14,929)
Total stockholders’ equity	232,480	254,502
Total liabilities and stockholders’ equity	$424,756	$454,234

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2003	2004	2005
Revenues	$225,768	$304,525	$385,436
Cost of revenues	158,987	212,034	275,465
Provision for losses (reverse of losses) on uncompleted contracts, net	788	(309)	(232)
Gross profit	65,993	92,800	110,203
Operating expenses:
Selling and marketing	21,287	25,706	29,033
General and administrative	36,115	46,042	54,730
Research and development, net	1,559	—	—
Other	665	—	—
Total operating expenses	59,626	71,748	83,763
Operating income	6,367	21,052	26,440
Financial expenses, net	(1,451)	(3,461)	(1,521)
Other expenses, net	(422)	(91)	(243)
Income before taxes on income	4,494	17,500	24,676
Taxes on income (tax benefit)	(54)	2,320	3,518
Equity in net earnings (losses) of affiliates	11	(647)	(65)
Minority interests in losses (earnings) of a subsidiary	—	(156)	101
Income from continuing operations	4,559	14,377	21,194
Loss from discontinued operations	(1,105)	—	—
Extraordinary income, net of taxes	—	—	495
Net income	$3,454	$14,377	$21,689
Allocation of undistributed earnings on Class B Convertible Preferred stock	$(1,445)	$(1,356)	$—
Net income after allocation of undistributed earnings	$2,009	$13,021	$21,689
Net earnings (loss) per share:
Basic net earnings per share from continuing operations	$0.20	$0.58	$0.63
Basic and diluted net loss per share from discontinued operations	$(0.07)	$—	$—
Basic net earnings per share	$0.13	$0.58	$0.63
Basic net earnings per share from extraordinary income	$—	$—	$0.01
Basic net earnings per share excluding extraordinary income	$0.13	$0.58	$0.62
Diluted net earnings per share from continuing operations	$0.19	$0.53	$0.61
Diluted net earnings per share	$0.12	$0.53	$0.61
Diluted net earnings per share from extraordinary income	$—	$—	$0.02
Diluted net earnings per share excluding extraordinary income	$0.12	$0.53	$0.59

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

		Class B		Class C				Accumulated
		Convertible		Convertible		Additional	Deferred	other		Total	Total
Common stock		Preferred stock		Preferred stock		paid-in	stock	comprehensive	Accumulated	comprehensive	Stockholders’
Stock	Amount	Stock	Amount	Stock	Amount	capital	compensation	Income (loss)	deficit	Income (loss)	Equity

Balance as of December 31, 2002	9,823,633	$98	4,676,986	$47	3,352,654	$34	$114,298	$—	$(7,458)	$(44,654)		$62,365
Issuance of Common stock and options related to Ness GSG and Ness CEE acquisition	6,226,458	62	—	—	—	—	55,594	—	—	—		55,656
Exercise of warrants granted to banks	113,192	1	—	—	—	—	210	—	—	—		211
Exercise of options granted to employees	176,228	2	—	—	—	—	1,168	—	—	—		1,170
Exercise of options granted to investors	120,627	1	—		—		1	—	—	—		2
Deferred stock compensation related to Ness GSG acquisition	—	—	—	—	—	—	548	(548)	—	—		—
Reversal of deferred stock compensation in respect of forfeitures related to Ness GSG acquisition	—	—	—	—	—	—	(78)	78	—	—		—
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—	—	—	—	—	—	105	—	—		105
Stock based compensation related to warrants granted to banks	—	—	—	—	—	—	45		—	—		45
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,350	—	$3,350	3,350
Unrealized losses on available-for-sale marketable securities, net of taxes	—	—	—	—	—	—	—	—	(3)	—	(3)	(3)
Net income	—	—	—	—		—	—	—	—	3,454	3,454	3,454
Total comprehensive income											$6,801
Balance as of December 31, 2003	16,460,138	$164	4,676,986	$47	3,352,654	$34	$171,786	$(365)	$(4,111)	$(41,200)		$126,355

*)                    Represents an amount lower than $ 1.

The accompanying notes are an integral part of the financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

		Class B		Class C				Accumulated
		Convertible		Convertible		Additional	Deferred	other		Total	Total
Common stock		Preferred stock		Preferred stock		paid-in	stock	comprehensive	Accumulated	comprehensive	Stockholders’
Stock	Amount	Stock	Amount	Stock	Amount	capital	compensation	Income (loss)	deficit	Income (loss)	Equity

Balance as of December 31, 2003	16,460,138	$164		4,676,986	$47	3,352,654	$34	$171,786	$(365)	$(4,111)	$(41,200)		$126,355
Initial Public Offering **)	16,114,115	162		(4,676,986)	(47)	(3,352,654)	(34)	99,061	—	—	(9,795)		89,347
Exercise of warrants granted to investors	175,078	2		—	—	—	—	—	—	—	—		2
Exercise of options granted to employees	23,247	—	*)	—	—	—	—	41	—	—	—		41
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—		—	—	—	—	—	213	—	—		213
Stock based compensation related to warrants granted to banks	—	—		—	—	—	—	45	—	—	—		45
Stock based compensation related to options extended to terminated employees	—	—		—	—	—	—	34	—	—	—		34
Comprehensive income:	—	—		—	—	—	—
Foreign currency translation adjustments	—	—		—	—	—	—	—	—	2,117	—	$2,117	2,117
Unrealized losses on available-for-sale marketable securities, net of taxes	—	—		—	—	—	—	—	—	(51)	—	(51)	(51)
Net income	—	—		—	—	—	—	—	—	—	14,377	14,377	14,377
Total comprehensive income												$16,443
Balance as of December 31, 2004	32,772,578	$328		—	$—	—	$—	$270,967	$(152)	$(2,045)	$(36,618)		$232,480
Unrealized losses on available-for-sale marketable securities, net of tax										$(94)
Accumulated foreign currency translation adjustment as of December 31, 2004										(1,951)
Accumulated other comprehensive loss as of December 31, 2004										$(2,045)

*)                   Represents an amount lower than $1.

**)              Issuance of Common stock, conversion of Class B and Class C Convertible Preferred stock, conversion of undistributed earnings resulting from the cumulative accumulated dividend on Class B Preferred stock and issuance of additional Common stock as a result of an anti-dilution provision on Class C Preferred stock, net of issuance expenses in the amount of $ 10,296, in respect of the Company’s initial public offering.

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

						Accumulated
				Additional	Deferred	other		Total	Total’
	Common stock			paid-in	stock	compensation	Accumulated	comprehensive	Stockholders
	Stock	Amount		capital	comprehensive	Income (loss)	deficit	Income (loss)	Equity
Balance as of December 31, 2004	32,772,578	$328		$270,967	$(152)	$(2,045)	$(36,618)		$232,480
Exercise of warrants granted to banks	8,561	—	*)	—	—	—	—		— *)
Exercise of warrants granted to investors	326,871	3		95	—	—	—		98
Exercise of options granted to employees	1,314,206	13		9,704	—	—	—		9,717
Issuance of Common stock related to the acquisition of 14% of Ness USA	349,621	4		3,414	—	—	—		3,418
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—		—-	125	—	—		125
Stock based compensation related to warrants granted to banks	—	—		11	—	—	—		11
Stock based compensation related to options granted to employees	—	—		(1,522)	—	—	—		(1,522)
Comprehensive income:
Foreign currency translation adjustments	—	—		—-	—	(11,602)	—	$(11,602)	(11,602)
Unrealized losses on available-for-sale marketable securities, net of tax	—	—		—-	—	(42)	—	(42)	(42)
Other-than-temporary decrease in fair value of available-for-sale marketable securities, net of taxes	—	—		—-	—	130	—	130	130
Net income	—	—		—-	—	—	21,689	21,689	21,689
Total comprehensive income					—			$10,175
Balance as of December 31, 2005	34,771,837	$348		$282,669	$(27)	$(13,559)	$(14,929)		$254,502
Unrealized losses on available-for-sale marketable securities, net of tax						$(42)
Accumulated foreign currency translation adjustment as of December 31, 2005						(13,517)
Accumulated other comprehensive loss as of December 31, 2005						$(13,559)

*)   Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$3,454	$14,377	$21,689
Adjustments required to reconcile net income to net cash provided by operating activities:
Amortization of deferred stock compensation related to Ness GSG acquisition	105	213	125
Stock based compensation related to warrants granted to banks and consultants	45	45	11
Stock-based compensation related to options extended to terminated employees	—	34	—
Stock based compensation related to redeemable options	—	—	1,975
Depreciation and amortization	3,449	5,117	7,611
Deferral of costs	—	(167)	(433)
Equity in net (earnings) losses of affiliates	(11)	647	65
Minority interests in earnings (losses) of subsidiary	—	156	(101)
Currency fluctuation of long-term debt	(3,276)	131	2,772
Accrued interest on long-term debt	(1,056)	(850)	(452)
Deferred income taxes, net	(2,148)	(610)	(3,016)
Loss on sale of property and equipment	36	108	556
Loss on sale of an investment	—	—	156
Trading marketable securities, net	(37)	(9)	(30)
Other than temporary decrease in fair value of available-for-sale marketable securities	—	—	186
Accrued interest on short-term bank deposits	—	—	(532)
Decrease (increase) in trade receivables	1,519	(12,298)	(26,236)
Increase in unbilled receivables	(6,498)	(5,115)	(9,738)
Decrease (increase) in other accounts receivable and prepaid expenses	(454)	1,103	(544)
Decrease (increase) in inventories	308	219	(1,145)
Decrease (increase) in long-term prepaid expenses	948	(1,498)	(1,423)
Increase in trade payables	4,461	848	2,986
Increase (decrease) in advances from customers	(2,226)	3,534	(761)
Increase in other accounts payable and accrued expenses	5,500	8,527	12,109
Increase in accrued severance pay, net	775	889	971
Net cash provided by operating activities	4,894	15,401	6,801
Cash flows from investing activities:
Net cash paid for acquisitions of consolidated subsidiaries(a)(b)	(9,165)	—	(10,320)
Cash in a subsidiary at the time it ceased being consolidated	—	(168)	—
Proceeds from sale of short-term bank deposits	6,577	3,176	—
Investment in short-term bank deposits	—	—	(39,107)
Proceeds from sale of available-for-sale marketable securities	—	—	5,543
Investment in available-for-sale of marketable securities	—	—	(7,864)
Proceeds from sale of property and equipment	516	544	601
Purchase of property and equipment and capitalization of software developed for internal use	(6,600)	(9,881)	(7,921)
Capitalization of software development costs	(514)	(2,545)	(1,526)
Net cash used in investing activities	(9,186)	(8,874)	(60,594)

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2003	2004	2005
Cash flows from financing activities:
Issuance of Common stock in respect of the Company’s Initial Public Offering	$—	$99,643	$—
Issuance costs in respect of the Company’s Initial Public Offering	—	(10,296)	—
Exercise of options and warrants	1,383	43	9,634
Short-term bank credit, net	2,346	(7,121)	19,312
Proceeds from long-term debt	20,445	33,856	—
Principal payments of long-term debt	(20,349)	(18,688)	(38,806)
Pre payment of long-term debt in respect of the Company’s Initial Public Offering	—	(45,854)	—
Net cash provided by (used in) financing activities	3,825	51,583	(9,860)
Effect of exchange rate changes on cash and cash equivalents	2,977	115	(6,997)
Increase (decrease) in cash and cash equivalents	2,510	58,225	(70,650)
Cash and cash equivalents at the beginning of the year	43,494	46,004	104,229
Cash and cash equivalents at the end of the year	$46,004	$104,229	$33,579

(a) In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the dates of related acquisitions were as follows:
Working capital (capital deficiency), net (excluding cash and cash equivalents)	$16,598	—	$(2,360)
Property and equipment	2,401	—	2,928
Long-term loans	—	—	(1,726)
Accrued severance pay	—	—	(70)
Other assets	—	—	669
Goodwill	44,308	—	13,860
Customer related intangible assets	1,514	—	2,067
	64,821	—	15,368
Accrual for additional consideration paid or to be paid subsequent to the balance sheet date	—	—	(5,162)
Issuance of shares	(55,656)	—	—
Net cash used in acquisitions of consolidated subsidiaries	$9,165	$—	$10,206
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$4,449	$3,905	$895
Taxes	$2,520	$862	$1,361

(b) In conjunction with the acquisition of the minority interest in a subsidiary in 2005, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:
Minority interest			$197
Goodwill			3,196
Customer related intangible assets			139
			3,532
Issuance of shares			(3,418)
Net cash used in acquisition of minority interest			$114

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL

a.      Ness Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Delaware, in March 1999, and operates through its subsidiaries (together “the Group”) in Israel, the United States, Europe and Asia.

The Group is a global provider of information technology (“IT”) services and solutions designed to help clients improve their competitiveness and effectiveness. The Group’s portfolio of solutions and services includes system integration and application development, outsourcing, software and consulting, and quality assurance and training. Offshore services and development are a significant component of each of these categories. The Group primarily serves the following vertical markets: defense and government, financial services, life sciences and healthcare, telecommunications and utilities, and independent software vendors.

On September 29, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement in respect of its Initial Public Offering (“IPO”). The closing of the Company’s IPO occurred on October 4, 2004 (see also Note 14a).

b.     Acquisitions of subsidiaries:

1.      Ness GSG Inc. (“Ness GSG”):

Effective June 2003, the Company acquired through merger all of the outstanding stock of Ness GSG (formerly, Apar Holding Corp.) for the purpose of expanding the Group’s IT services capabilities. Ness GSG is a corporation incorporated under the laws of the Commonwealth of Pennsylvania, with operations in Asia, the United States and Europe. Ness GSG specializes in hardware and software consulting. Some of the principal stockholders of the Company, who owned approximately 53% of the outstanding Common stock of Ness GSG prior to the acquisition, received 3,955,169 shares of the Company’s Common stock upon the closing of the merger.

The total consideration of $ 67,650 (including $ 1,542 of transaction costs) for the merger consisted of (i) the issuance of 6,221,712 shares of the Company’s Common stock valued at the fair value of $ 52,677, (ii) the assumption of options to purchase 540,121 shares of the Company’s Common stock at a weighted average exercise price of $ 3.64 per share valued at the fair value of $ 2,979 of which $ 548 was allocated to deferred stock compensation (see Notes 14b5 and 14b8) and (iii) $ 11,000 in cash. The value of the options issued was determined based on the Black-Scholes options pricing model. Pursuant to the merger agreement, the Company agreed to issue additional shares of Common stock to the stockholders of Ness GSG if and when the Company issues shares of Common stock in exchange for the remaining shares of Ness U.S.A. (see also Note 1b2). The Company agreed to issue the number of shares necessary to preserve the ownership percentage of the former stockholders of Ness GSG to the same percentage ownership they held prior to the issuance of such shares to the Ness U.S.A. remaining stockholders in exchange for their Ness U.S.A. shares. The Company issued on March 2, 2005, 89,305 shares of Common stock to the former stockholders of Ness GSG. These shares were recorded at their par value and reduced from additional paid-in capital when issued. The June 2003 transaction was accounted for by the purchase method of accounting according to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The results of Ness GSG operations have been included in the Group’s consolidated financial statements since July 1, 2003.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, the Group has allocated the total cost of the acquisition to Ness GSG’s assets and liabilities as follows:

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

Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Group from the acquisition, as well as Ness GSG’s skilled and specialized workforce. The goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill arising from acquisitions will not be amortized (see also Note 2k).

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.      Ness GSG’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term debt is presented at present value of amounts to be paid determined at appropriate current interest rates.

b.     The value assigned to the customer-related intangibles amounted to $ 1,514. The fair value of Ness GSG’s customer base was determined using the Income Approach.

Pro forma results:

The following unaudited pro forma information does not purport to represent what the Group’s results of operations would have been had the merger been consummated on January 1, 2003, nor does it purport to represent the results of operations of the Group for any future period.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

Pro forma results of operations for the period:

Year ended December 31,
2003
(unaudited)
Revenues	$256,453
Net income	$1,979
Allocation of undistributed earnings on Class B Convertible Preferred stock	(1,180)
Net income after allocation of undistributed earnings	$799
Basic and diluted net earnings per share	$0.04
Weighted average number of shares of Common and Preferred stock used in computation of basic net earnings per share (in thousands)	18,490
Weighted average number of shares of Common and Preferred stock used in computation of diluted net earnings per share (in thousands)	19,722

Effective August 1, 2004, Ness GSG was merged into the Company, and, as a result, the Ness GSG operating subsidiaries are direct, rather than indirect, subsidiaries.

2.     Ness U.S.A. Inc. (“Ness U.S.A.”):

On October 25, 2001, the Company and other investors incorporated Ness U.S.A., a corporation incorporated under the laws of the State of Delaware, for the purpose of acquiring certain assets and assuming certain liabilities of Blueflame Inc. (“Blueflame”) out of Blueflame’s chapter 11 bankruptcy proceeding. On the date of incorporation, the Company held 68% of the outstanding common stock of Ness U.S.A. and other investors held the remaining 32% of the outstanding common stock of Ness U.S.A. On November 1, 2001, Ness U.S.A. acquired these assets with a fair market value of approximately $ 6,656 for cash consideration and related purchase costs totaling approximately $ 5,140. The transaction was accounted for by the purchase method of accounting according to SFAS No. 141, “Business Combinations.”

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

In addition to the consideration paid at closing, the Company agreed to the following contingent payments:

a)     An amount equal to 50% of the pre-closing accounts receivable actually collected by the Company in excess of $ 6,000 net of prepayments within six months after the closing. The Company paid this contingent payment in 2002.

b)     Payment of a contingent promissory note in the amount of $ 750, following the occurrence of the earlier of the following two events:

(1)   The sum of $ 750, if Ness U.S.A.’s annual EBITDA, as defined in the asset purchase agreement relating to the acquisition, in each of any two calendar years during the period commencing on January 1, 2002 and ending December 31, 2005 exceeds $ 5,000; or

(2)   Upon the sale or liquidation of Ness U.S.A., or its merger with an unrelated party, whereby:

(i)    if the qualifying transaction occurred prior to December 31, 2003, the contingent payment would have been equal to the aggregate consideration in excess of $ 4,500, but not more than $ 750.

(ii)   if the qualifying transaction occurred after December 31, 2003 but prior to January 1, 2005, the contingent payment would have been equal to $ 650, unless the consideration for such qualifying transaction was in excess of $ 6,600, in which case the contingent payment would have been equal to $ 750.

(iii)  if the qualifying transaction occurs after December 31, 2004 but prior to January 1, 2006, the contingent payment will be equal to $ 550, unless the consideration for such qualifying transaction is equal to or in excess of $ 7,500, in which case the contingent payment will be equal to $ 750.

As the purchase price was lower than the fair market value of the net assets acquired, but is subject to contingent payment, the Company recorded at the date of acquisition, the lesser of the maximum amount of contingent consideration or the excess over cost as if it were a liability, until the consideration contingency is resolved.

In respect of the contingent promissory note, a liability in the amount of $ 750 was recorded among long-term liabilities and as of December 31, 2004, the liability was classified in current liabilities. Since none of the conditions detailed in (2) above occurred, on December 31, 2005, the liability was reversed and recorded as extraordinary item in the statement of income, net of taxes, in the amount of $ 255. On December 27, 2002, under a securities exchange agreement, the Company acquired additional stock of Ness U.S.A. from certain of the employees and other private investors so that, as of December 31, 2003, and 2004, the Company held 86% of Ness U.S.A.’s common stock. The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141. The total consideration of $ 5,001 (including $ 323 in transaction costs) for the shares purchased consisted of the issuance of 647,170 shares of the Company’s common stock, valued at a fair value of $ 4,678.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

Under the securities exchange agreement, the Company agreed to offer the remaining stockholders of Ness U.S.A. shares of common stock in exchange for their shares of Ness U.S.A. at the same exchange ratio used in the December 2002 exchange on the earliest date practicable after receiving a no-action letter from the Securities and Exchange Commission or completing an initial public offering of the Company’s common stock.

On November 12, 2004, the Company filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares of Ness U.S.A. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing the Company’s holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, the Company issued 260,316 shares of Common stock to the offerees, valued at $ 3,532, based on the Company’s share price and including $ 114 in transaction costs. The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141.

In September 2005, Ness U.S.A. purchased the outstanding shares of Ness U.S.A.’s common stock from the remaining two offerees in a private transaction, and it immediately thereafter retired the shares, since which time the Company has held 100% of the shares of common stock of Ness U.S.A.

On January 3, 2006, subsequent to the balance sheet date, Ness U.S.A was merged into Ness Global Services, Inc. Subsequently the surviving company changed its name to Ness USA, Inc.

Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities as follows:

March 1, 2005
Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other long-term tangible assets	20
Property and equipment	18
Total tangible assets acquired	990
Customer related intangible asset (five years useful life)	139
Goodwill	3,196
Total intangible assets acquired	3,335
Total tangible and intangible assets acquired	4,325
Accounts payable	148
Other accounts payable	280
Related parties, net	365
Total liabilities assumed	793
Net assets acquired	$3,532

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Ness U.S.A.’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

3.     In 2003, the Group acquired three small Israeli IT services companies for aggregate consideration of $ 1,009.

The excess of the cost over the fair market value of the assets acquired as of December 31, 2003 amounted to $ 784, and was recorded as goodwill.

4.     Ness Romania

On April 1, 2005, the Company acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $ 5,385, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers. Additional payments of $ 1,775, or €1.5 million, will be made in April 2006 because of an achievement of certain revenue and operating income milestones in 2005. The additional payments were accrued for and recorded as goodwill in the December 31, 2005 balance sheet. An additional payment of up to €1.5 million will be required to be made in April 2007 based on achievement of certain revenue and operating income milestones for 2006. Radix became a wholly-owned subsidiary of the Company’s Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. The Company has allocated the total cost of the acquisition to Ness Romania’s assets and liabilities as follows:

April 1, 2005
Cash and cash equivalents	$2,511
Trade receivables	933
Inventories	137
Property and equipment	2,094
Other accounts receivable	97
Intangible assets:
Customer relationships	420
Backlog	260
Work force	730
Goodwill	4,455
Total assets acquired	11,637
Liabilities assumed:
Accounts payable and other accrued expenses	1,420
Other current liabilities	1,506
Long-term liabilities	1,551
Total liabilities assumed	4,477
Net assets acquired	$7,160

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Radix’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.                  Radix’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term debt is presented at present value of amounts to be paid determined at appropriate current interest rates.

b.                 The value assigned to the customer-related intangibles amounted to $ 420. The fair value of Radix’s customer base was determined using the Income Approach.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

5.     Ness DM a.s.

On June 1, 2005, the Company acquired all of the outstanding shares of Efcon a.s. (“Efcon”), a provider of IT services and solutions based in the Czech Republic. The purchase price was €0.6 million, or $ 738, consisting of €350,000 paid at closing and €250,000 payable within 55 days contingent on the verification of the accuracy of certain representations made by the sellers. An additional payment of $ 237, or €0.2 million was made in February 2006 based on achievement of certain 2005 performance goals. The additional payment was accrued for and recorded as goodwill in the December 31, 2005 balance sheet. Efcon became a wholly-owned subsidiary of Ness Czech s.r.o., a part of the Company’s Ness Europe group, and, accordingly, its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Following the acquisition, Efcon changed its name to Ness DM a.s.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. The Company has made a preliminary allocation of the total cost of the acquisition to Ness DM’s assets and liabilities as follows:

June 1, 2005
Cash and cash equivalents	$426
Trade receivables	314
Inventories	33
Property and equipment	212
Other accounts receivable	446
Intangible assets:
Work force	278
Backlog	61
Goodwill	237
Other	48
Total assets acquired	2,055
Liabilities assumed:
Accounts payable and other accrued expenses	442
Other current liabilities	588
Long term liabilities	50
Total liabilities assumed	1,080
Net assets acquired	$975

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. The Company has arranged to obtain a valuation of Ness DM a.s.’ current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets. Management expects to obtain such completed report during 2006.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

6.     NTR

On September 12, 2005, the Company acquired all of the outstanding shares of N.T.R. Holding Ltd. (“NTR”), a provider of IT services and solutions based in Israel. The purchase price was $ 1,350. An additional payment of $ 150 will be made based on achievement of certain 2005 performance goals, which were achieved. The additional required payment was accrued for and recorded as goodwill in the December 31, 2005 balance sheet. NTR became a wholly-owned subsidiary of Ness A.T., a part of the Company’s Ness Israel group, and, accordingly, its results of operations have been included in the consolidated financial statements since September 12, 2005.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. The Company has made a preliminary allocation of the total cost of the acquisition to NTR’s assets and liabilities as follows:

September 12, 2005
Cash and cash equivalents	$173
Trade receivables	408
Property and equipment	47
Other accounts receivable	391
Intangible assets:
Backlog.	482
Goodwill	732
Total assets acquired	2,233
Liabilities assumed:
Accounts payable and other accrued expenses	25
Other current liabilities	443
Long-term liabilities	265
Total liabilities assumed	733
Net assets acquired	$1,500

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. The Company has arranged to obtain a valuation of NTR’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets. Management expects to obtain such completed report during 2006.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

7.     Delta

On October 3, 2005, the Company acquired all the outstanding shares of Delta Electronic Services a.s. (“Delta”), a provider of IT services and solutions in Slovakia. The purchase price was $ 8,000. In addition, as Delta achieved certain business goals by the end of 2005, Ness will pay an additional amount of $ 3,000 during 2006. The additional required payment was accrued for and recorded as goodwill in the December 31, 2005 balance sheet. Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe. Delta became a wholly-owned subsidiary of Ness B.V., a part of Ness European group, and, accordingly, its results of operations have been included in the consolidated financial statements since October 3, 2005.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. Based upon a preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total cost of the acquisition to Delta’s assets and liabilities as follows:

October 3, 2005
Cash and cash equivalents	$2,158
Trade receivables	1,476
Property and equipment	575
Other accounts receivable	1,176
Intangible assets:
Backlog	844
Capitalized software development costs	621
Goodwill	7,428
Total assets acquired	14,278
Liabilities assumed:
Accounts payable and other accrued expenses	1,228
Other current liabilities	1,925
Long-term liabilities	125
Total liabilities assumed	3,278
Net assets acquired	$11,000

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. The Company has arranged to obtain a valuation of Delta’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets. Management expects to obtain such completed report during 2006.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

8.     Presented below are certain combined unaudited statements of income data for the years ended December 31, 2005 and 2004, as if the acquisitions of 14% of Ness U.S.A., Ness Romania, Ness DM a.s., NTR and Delta occurred on January 1, 2004 and 2005, respectively, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions taken place at the beginning of 2005 and 2004, respectively, nor is it necessarily indicative of future results.

	December 31,
	2004	2005
	(unaudited)
Revenues	$342,075	$399,729
Net income	$16,381	$22,022
Earnings per Share:
Basic	$0.72	$0.64
Diluted	$0.65	$0.62

9.     Discontinued Operations:

In November 2003, the Group decided to discontinue the operations of one of its subsidiaries. The facts and circumstances leading to this disposal included the generation of losses from operations during previous years and the characterization of the operations of this subsidiary which was substantially different from the Group’s core business. The Group ceased the operations and disposed of all assets that could not be used elsewhere by this subsidiary. The operations and cash flows of this subsidiary have been eliminated from the operations of the Company as a result of the disposal. The Group’s plan of discontinuance involved (i) termination of all employees whose time was substantially devoted to this business and who could not be used elsewhere in the Company’s operations, including payment of all statutory and contractual severance amounts, by the end of the fourth quarter of 2003 and (ii) disposal of the equipment that could not be used elsewhere, because the Company has no reasonable expectation of being able to sell such equipment for any amounts substantially greater than the cost of disposal or shipping. As of December 31, 2003, these operations were actually terminated. The discontinued operations were accounted for in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The results of operations, including revenue, operating expenses and other expenses of the discontinued business for 2003, have been reclassified in the accompanying statements of operations as discontinued operations. As of December 31, 2004 and 2005, no related balance sheet liabilities or assets existed.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

Summary operating results from the discontinued operations for the year ended December 31, 2003 are as follows:

Year ended
December 31, 2003
Revenues	$1,150
Cost of revenues	1,289
Gross loss	(139)
Selling and marketing expenses	15
General and administrative expenses	885
Operating loss	(1,039)
Other expenses	66
Net loss from discontinued operations	$(1,105)

10.   Revenues from agencies of the government of Israel:

For the years ended December 31, 2003, 2004 and 2005, the percentage of the Group’s revenues derived, in aggregate, from agencies of the government of Israel was 14%, 12% and 11%, respectively.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

a.      Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.     Financial statements in U.S. dollars:

The Company’s subsidiaries’ transactions are recorded in local currencies. The Company has determined the U.S. dollar as the primary functional currency of its operations in the United States, the NIS as the primary functional currency of its subsidiaries’ operations in Israel, and local currencies as the primary functional currencies of its operations elsewhere.

Accordingly, for companies with transactions in currencies other than their functional currency, monetary accounts maintained in other currencies are re-measured into their functional currency, in accordance with SFAS No. 52, “Foreign Currency Translation.” All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statement of income as financial income or expenses, as appropriate.

For those foreign subsidiaries whose functional currency has been determined to be their local currency, assets and liabilities are translated at year-end exchange rates and statement of income items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements of affiliates reported using the equity method of accounting, whose functional currency has been determined to be their local currency, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of income amounts have been translated using the average exchange rate for the year. The resulting aggregate translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

c.      Principles of consolidation:

The consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the Group, have been eliminated in consolidation.

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

e.      Marketable securities:

The Group accounts for investments in equity securities (other than those under the equity method) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of December 31, 2005, all marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity, in accumulated other comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income, and have been immaterial to date.

According to Staff Accounting Bulletin No. 59 (“SAB No. 59”) and EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for any marketable securities whose value declined during the period, management is required to evaluate whether the decline is other than temporary. Under SAB No. 59, fair value below cost for two consecutive quarters is considered to be other than a temporary impairment. In 2005, a decline in value that was considered other than temporary of one of the Company’s available-for-sale securities resulted in reversing the accumulated unrealized loss of $ 130 relating to this investment, and in an additional $ 56 charge, both classified as Other expenses in the consolidated statements of income.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with SFAS No. 115, the Group has designated certain of its marketable securities as trading securities as of December 31, 2004. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities as well as interest on such securities are included as financial income or expenses, as appropriate.

f.      Inventories:

Inventories are stated at the lower of cost or market value. Inventories represent supplies using the “first-in, first-out” method.

Work in progress includes costs incurred related to long-term IT services  contracts as determined by the completed work method of accounting.

g.      Investment in affiliates:

Investment in an affiliate reflects a 50% investment in the Ordinary shares of a privately held company, in which the Company can exercise significant influence over operating and financial policies, but does not assume control. The investment in this affiliate is accounted for by the equity method. As the Company guaranteed the obligations of this entity and provides further financial support, reflecting its share of ownership it recorded an excess of losses over this investment.

Investment in another affiliate reflects the currently reduced voting interest of 19% in a former wholly-owned subsidiary. The reductions in the investment in the other affiliate, in 2004 and 2005, are due to two rounds of financing (in the amounts of $ 6,000 and $ 10,000, respectively) by venture capital investors. This investment could be reduced further to under 14% pending the grant and exercise of warrants and options. As the investors were issued preferred shares with dividend rights and liquidation preferences, no gain was recognized by the Company.

Differences between the balances of excess of losses over investments in affiliates as of December 31, 2004 and 2005 derive from accumulated net losses and foreign currency translation adjustments.

h.     Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20 -33
Motor vehicles	15
Office furniture and equipment	6 - 15
Leasehold improvements	By the shorter of the term of the lease and the life of the asset

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Group accounts for costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Since these assets are not considered ready for their intended use they are not being amortized as of December 31, 2005.

i.      Other intangible assets:

Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Customer related intangible assets are amortized over a period of 5 years.

j.       Impairment of long-lived assets:

The Group’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, no impairment losses have been identified.

k.     Goodwill:

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than amortized as previous accounting standards required. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. The test was based on the Group’s single operating segment and reporting unit structure. Fair value is determined using discounted cash flows and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit. The Company has elected to perform its analysis of goodwill during the fourth quarter of the year. As of December 31, 2005, no impairment losses were identified.

l.      Derivative instruments:

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.

The Company recognized losses of $ 195 during the year ended December 31, 2005. All amounts have been included in finance expenses in the statement of income. As of December 31, 2005, the Company has not recorded accumulated other comprehensive income since there are no open hedging transactions as of that date.

Fair Value Hedging Strategy:

The Company enters into forward exchange contracts to hedge a portion of its trade payables and receivables for a period of one to three months. The purpose of the Company’s foreign currency hedging activities is to protect the fair value of its trade payables and receivables due to foreign exchange rates. As of December 31, 2005, there are no open hedging transactions.

m.    Revenue recognition:

The Group’s portfolio of solutions and services includes: 1) system integration and application development services for which revenues are generated from either long term fixed-price basis or time-and-materials basis contracts; 2) outsourcing, consultation, quality assurance and training services for which revenues are generated from either fixed-price basis or time-and-materials basis contracts; and; 3) sales of third party software licenses.

1)     Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Fixed-price basis engagements generally involve a period between the signing of the contract and the final customer acceptance exceeding one year. Fees are payable upon completion of agreed upon milestones, and subject to customer acceptance. Following customer acceptance for a certain milestone and only thereafter, services could be performed for the next milestone. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and subcontractor costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

According to SOP No. 81-1, costs that are incurred for a specific anticipated contract are deferred, subject to evaluation of their probable recoverability, and only if the costs can be directly associated with a specific anticipated contract. Such deferred costs are recorded as unbilled contract costs.

Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.

Advances from customers include unearned amounts under system integration and application development services.

2)     Other engagements are performed under time-and-materials basis contracts. Under time-and-materials contracts, the Group is reimbursed for labor hours at negotiated hourly billing rates. Such service contracts are not in the scope of SOP No. 81-1, and accordingly, related revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” If a contract involves the provision of a single element, revenues are recognized as those services are performed or over the term of the related agreements, provided that, an evidence of an arrangement has been obtained, fees are fixed and determinable and collectibility is reasonably assured.

If contact involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The fair value of those elements is determined based on the price charged for those elements when sold separately. The Group’s accounting policy complies with the revenue determination requirements set forth in EITF No. 00-21, “Revenue Arrangement with Multiple Deliverables,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

Deferred revenue includes unearned amounts under time-and-materials basis contracts.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

3)     Sales of third-party software licenses are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the element. In addition, the Group has adopted SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” SOP No. 98-9 requires that revenue be recognized under the “residual method” when Vendor Specific Objective Evidence (“VSOE”) of fair value exists for all undelivered elements, VSOE does not exist for all of the delivered elements and all other SOP No. 97-2 criteria are met. Under the residual method, any discount in the arrangement is allocated to the delivered elements.

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

In respect of such arrangements the Group follows the guidance of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Group records revenue on a gross basis representing the amount that has been billed to a customer when the Group bears the risks and rewards of ownership including the risk of loss for collection, latitude in establishing product pricing above a specific minimum price and the credit risk in the event collection is not made from a customer. When the Group performs as an agent without assuming the risk and rewards of ownership, revenues are recorded on a net basis.

n.     Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and FASB Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock options plans. Under APB No. 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—transition and disclosure,” which amended certain provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the prior fiscal year. The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Pro forma information regarding the Company’s net income and net earnings per Common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of options granted in 2003, 2004 and 2005 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	2003	2004	2005
Dividend yield	0%	0%	0%
Expected volatility	0.52	0.50	0.33
Risk-free interest	2.5%	2.5%	4.3%
Expected life (in years)	4	4	2.64

Pro forma information under SFAS No. 123, is as follows:

	Year ended December 31,
	2003	2004	2005
Net income available to Common stock—as reported	$2,009	$13,021	$21,689
Add— allocation of undistributed earnings on Class B Convertible Preferred stock—as reported	1,445	1,356	—
Deduct—pro forma allocation of undistributed earnings on Class B Convertible Preferred stock	(1,117)	(1,022)	—
Add—stock-based employee compensation—intrinsic value	105	247	1,992
Deduct—stock-based employee compensation—fair value	(1,931)	(3,299)	(8,254)
Pro forma net income	$511	$10,303	$15,427
Basic net earnings per share as reported	$0.13	$0.58	$0.63
Diluted net earnings per share as reported	$0.12	$0.53	$0.61
Pro forma basic net earnings per share	$0.03	$0.46	$0.43
Pro forma diluted net earnings per share	$0.03	$0.41	$0.42

The Company applies SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date as defined in EITF No. 96-18.

See Note 14b5 for acceleration of vesting and a grant of fully vested options during 2005.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.     Research and development costs:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Group’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, net of participation of the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”), when applicable. Significant costs incurred by the Group between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (up to three years). As of December 31, 2005, capitalized software development costs have not been amortized since related products were not yet ready for general release. The Group assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2005

p.     Royalty-bearing grants:

Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Company’s subsidiaries are entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs (see also Note 17a).

q.     Net earnings per share:

Basic net earnings per share are computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive convertible Preferred stock considered outstanding during each year, in accordance with the guidance of EITF No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.” Diluted net earnings per share are computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of Common stock considered outstanding during the year, in accordance with SFAS No. 128, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding options, warrants, Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,870,696, 186,401 and 1,521,226 for the years ended December 31, 2003, 2004 and 2005, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.      Income taxes:

The Group accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

s.      Concentrations of credit risk:

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, marketable securities, trade receivables and unbilled receivables.

Cash and cash equivalents and short-term bank deposits are mainly invested with major banks in Israel, the United States and Europe. Cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Group’s funds are financially sound, and accordingly minimal credit risk exists with respect to these funds.

The Group’s marketable securities include investments in government structured notes of issuers that are considered by management to be financially sound. The Company’s investments in debt securities are diversified among high-quality credit securities.

Trade receivables and unbilled receivables of the Group are derived from sales to customers located throughout the world. The Group performs ongoing credit evaluations of its clients and, to date, has not experienced any material losses. In certain cases the Company requires letters of credit, other collateral or additional guarantees. An allowance for doubtful accounts is determined with respect to those amounts that the Group has determined to be doubtful of collection, and in accordance with an aging key.

The Group has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts or foreign hedging arrangements.

t.      Severance pay:

Certain of the Company’s Israeli subsidiaries’ liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. These companies’ liability for all of their employees is fully provided for by monthly deposits with severance pay funds, insurance policies and by accrual. The value of these policies is recorded as an asset in the Group’s balance sheet.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Severance expenses for the years ended December 31, 2003, 2004 and 2005 were $ 2,208, $ 2,516 and $ 4,414, respectively.

u.     Fair value of financial instruments:

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

(iii)    The carrying amounts of the Group’s long-term debt and long-term lease deposits approximate their fair value, estimated by discounting the future cash flows, using incremental borrowing rates for similar type of arrangements.

v.      Advertising costs:

Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2003, 2004 and 2005 were $ 922, $ 821 and $ 1,527 respectively.

w.     Impact of recently issued accounting pronouncements:

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to recognize in the statements of income, all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. The Company will adopt the new statement on January 1, 2006.

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

The Company plans to adopt SFAS No. 123R using the modified prospective method.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company believes that the adoption of this new statement will have an impact on its results of operations and net earnings per share as the Company will be required to expense the fair value of all share-based payments. However, the Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company expects that the adoption of SAB 107 will have an impact on its results of operations and net earnings per share as the Company will be required to expense the fair value of all share-based payments.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS  154”) which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial  Statements.”  Among other changes, SFAS 154 requires that a voluntary change in accounting principles or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005.

Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but the Company does not expect SFAS 154 to have a material impact.

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s results of operations and financial condition:

•       SFAS No. 151, ‘‘Inventory Costs—An Amendment of ARB No. 43, Chapter 4;’’

•       SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29;’’ and

•       FASB Interpretations No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.’’

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company does not expect the adoption of FSP 115-1 to have a significant effect on its consolidated financial statements.

x.      Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—MARKETABLE SECURITIES

The following is summary of available-for-sale marketable securities:

	December 31, 2004			December 31, 2005
	Cost	Gross Unrealized Losses	Estimated fair value	Cost	Gross unrealized losses and impairment	Estimated fair value
Long-term equity securities	$211	$(142)	$69	$218	$(186)	$32
Short-term government notes	—	—	—	$2,693	$(42)	$2,651

The change in the value of available-for-sale marketable securities, excluding those resulting from gross unrealized losses, is related to foreign currency translation adjustments.

The fair value of the Group’s trading securities as of December 31, 2004 and 2005 was $ 383 and none, respectively.

During 2003, 2004 and 2005, the Company recorded losses of $ 42, $ 32 and $ 20 respectively, on trading securities under financial expenses, net.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 4—OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2004	2005
Government authorities	$852	$833
Deferred income taxes (see also Note 12e)	3,653	6,229
Employees (1)	823	361
Prepaid expenses	2,224	4,005
Others	1,570	2,236
	$9,122	$13,664

(1)          Loans to employees bear 4% interest and are linked to the Israeli Consumer Price Index (“CPI”). Certain employee loans are forgiven upon certain conditions including their continued employment with the Company and accordingly are recognized as an expense as they are earned by the employees. Immediately after completion of the Company’s Initial Private Offering (“IPO”), all loans to officers were repaid.

NOTE 5—PROPERTY AND EQUIPMENT, NET

a.      Composition of assets grouped by major classification is as follows:

	December 31,
	2004	2005
Cost:
Computers and peripheral equipment	$26,961	$41,306
Motor vehicles	181	1,479
Office furniture and equipment	5,422	5,332
Leasehold improvements	9,745	4,345
	42,309	52,426
Accumulated depreciation	23,430	31,154
Depreciated cost	$18,879	$21,308

Depreciation expenses for the years ended December 31, 2003, 2004 and 2005 were $ 3,162, $ 4,734 and $ 6,699, respectively.

b.     Cost of computers and peripheral equipment at December 31, 2004 and 2005 include costs of computer software development for internal use in the amounts of $ 811 and $ 1,945, respectively, which are not being amortized yet.

c.      As for property under operating lease, see Note 11a.

d.     As for liens and charges, see Note 11d.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 6—INTANGIBLE ASSETS, NET

a.      Intangible assets:

	December 31,
	2004	2005
Cost:
Capitalized software development costs	$2,425	$4,512
Deferral of costs	167	600
Customer related intangible assets	2,287	4,478
	4,879	9,590
Accumulated amortization:
Capitalized software development costs	—	183
Customer related intangible assets	682	1,469
	682	1,652
Amortized cost	$4,197	$7,938

b.     Amortization expenses of customer related intangible assets for the years ended December 31, 2003, 2004 and 2005 amounted to $ 287, $ 383 and $ 729, respectively, and were included in selling and marketing expenses. Amortization of capitalized software development costs for the years ended December 31, 2003, 2004 and 2005 amounted to $ 0, $ 0 and $ 183, respectively, and were included in cost of revenues.

c.      The following are estimated amortization expenses of customer related intangible assets for the years ending:

December 31,
2006	$1,003
2007	1,003
2008	579
2009	186
2010	164
2011	74
$3,009

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 7—GOODWILL

a.      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

Total
Balance as of January 1, 2004	$147,592
Foreign currency translation adjustments	1,566
Balance as of December 31, 2004	149,158
Goodwill acquired during the year	16,828
Sale of an investment	(156)
Foreign currency translation adjustments	(6,409)
Balance as of December 31, 2005	$159,421

b.     As for liens and charges, see Note 11d.

NOTE 8—SHORT-TERM BANK CREDIT

Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest rate		Amount
	December 31,		December 31,
	2004	2005	2004	2005
	%
In, or linked to, dollar	4	4.5	$1,143	$21,011
In Euro	5	—	132	—
			$1,275	$21,011
(1) Total authorized credit lines (including guarantees)			$55,914	$139,800

The Company has unused lines of credit in the aggregate amount of approximately $ 82,500 as of December 31, 2005.

NOTE 9—OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2004	2005
Employees and payroll accruals	$15,167	$16,764
Accrued vacation pay and employee benefits	7,333	9,100
Government authorities	13,471	19,002
Accrued expenses	17,085	23,930
Deferred revenues	9,128	6,981
Estimated losses on uncompleted contracts	640	408
Promissory note with respect to acquisition cost (Note 1b2)	750	—
Payables in connection with acquisitions of subsidiaries	—	5,162
Others	697	1,310
	$64,271	$82,657

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 10—LONG-TERM DEBT

a.      Composed as follows:

	December 31,
	2004	2005
Long-term bank loans (1)	$48,292	$11,610
Loans from others	990	1,546
Loan from stockholders	1,000	—
	50,282	13,156
Less—current maturities	13,364	6,862
	$36,918	$6,294

(1)          The long-term bank loans default upon the failure of any of the Company’s subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2005, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2004 and 2005 is 6% and 6.75%, respectively. The interest rates were both fixed and variable.

b.     Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate		Amount
	December 31,		December 31,
	2004	2005	2004	2005
	%
In, or linked to dollar	5-8	5-6	$7,507	$2,169
In NIS—linked to CPI	6-8	6-8	42,775	10,987
			$50,282	$13,156

c.      The loans mature as follows:

December 31,
2006 (current maturity)	$6,862
2007	4,158
2008	1,080
2009	1,056
$13,156

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

a.      Lease commitments:

The Group has various operating lease agreements, which expire on various dates, such as rent facilities and vehicles. Aggregate minimum commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2006	$18,399
2007	15,749
2008	12,115
2009	6,608
2010 and thereafter	23,219
$76,089

Total rent expenses for the years ended December 31, 2003, 2004 and 2005 amounted to $ 6,473, $ 7,654 and $ 8,534, respectively.

b.     Litigation:

During 2003, 2004 and 2005, several employees filed lawsuits against subsidiaries of the Company claiming payments due to them in the total amount of $ 86. The Company’s management and its legal advisor believe that the provision in the consolidated financial statements is adequate to cover probable costs arising from these matters.

c.      Guarantees:

Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2005 is $ 36,168. The Group does not hold collateral to support guarantees when deemed necessary.

d.     Liens and charges:

To secure its liabilities, the Group recorded fixed and floating charges on the Company’s holdings in subsidiaries, and on the property and equipment and goodwill of the Group.

e.      For contingencies related to acquisitions of subsidiaries see Note 1b.

f.      For the bank covenants for one of the subsidiaries, see Note 10a1.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 12—INCOME TAXES

a.      Income (loss) before taxes consists of the following:

	Year ended December 31,
	2003	2004	2005
Domestic	$(2,486)	$2,178	$1,239
Foreign	6,980	15,322	23,437
	$4,494	$17,500	$24,676

b.     Taxes on income are comprised as follows:

	Year ended December 31,
	2003	2004	2005
Current taxes	$2,094	$2,930	$6,631
Taxes in respect of prior years	—	—	158
Deferred income tax benefit	(2,148)	(610)	(3,271)
	$(54)	$2,320	$3,518
Domestic	$(591)	$276	$566
Foreign	537	2,044	2,952
	$(54)	$2,320	$3,518

c.      Deferred taxes on income:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax liabilities and assets are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Reserves and allowances	$2,938	$4,906
Different depreciation rates	121	166
Net operating loss carry forwards of subsidiaries	9,180	8,599
Net deferred tax asset before valuation allowance	12,239	13,671
Valuation allowance	(3,764)	(2,171)
Net deferred tax asset	$8,475	$11,500
Domestic	$1,244	$624
Foreign	7,231	10,876
	$8,475	$11,500

d.     As of December 31, 2005, the Company’s subsidiaries in Israel, the United Kingdom, and the Netherlands have estimated total available carry forward tax losses of $ 7,923, $ 9,310 and $ 10,693, respectively, to offset against future taxable profits. The U.S. subsidiaries have an estimated total available carry forward tax losses of $ 677.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 12—INCOME TAXES

Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Management currently believes that since certain of the Company’s subsidiaries have a history of losses it is more likely than not that some of the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value. During the year 2005, the net change in valuation allowance was in the amount of $ 1,593.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately
$ 15,600 and $ 26,870 at December 31, 2004 and 2005, respectively.

e.      The Company has tax benefits that India provides to the export of IT services. These benefits provide a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 34%. These tax benefits are expected to be valid until March 31, 2009.

f.      In February 2006, the Company paid the Israeli Tax Authority (“ITA”) a sum of $ 3,400 in full payment of an assessment agreement with ITA regarding a tax assessment of the Israeli subsidiaries of the Company for the years 1999 through 2003. Since the agreed tax payment was fully provided for in the Company’s consolidated balance sheet as of December 31, 2005 and 2004, the agreement did not result in additional tax expense in the year ended December 31, 2005.

g.      A reconciliation between the theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the consolidated statements of income, is as follows:

	Year ended December 31,
	2003	2004	2005
Income before taxes, as reported in the consolidated statements of income	$4,494	$17,500	$24,676
Statutory tax rate	35%	35%	35%
Theoretical tax expenses on the above amount at the federal statutory tax rate	$1,573	$6,125	$8,637
Effect of tax holiday	(103)	(1,604)	(2,195)
Effect of foreign subsidiaries with different tax rates	(167)	(26)	(1,659)
Deferred taxes on losses for which valuation allowance was provided	(1,731)	(2,674)	(1,629)
Non-deductible expenses	220	440	791
Others	154	59	(427)
Actual tax expense (benefit)	$(54)	$2,320	$3,518
Basic net earnings per share related to tax holiday	$0.01	$0.07	$0.06
Diluted net earnings per share related to tax holiday	$0.01	$0.06	$0.06

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 13—RELATED PARTIES BALANCES

	December 31,
	2004	2005
Balances with related parties:
Long-term loan, convertible loan and related maturities from related party (interest accumulated is included in other accounts payable)	$1,007	$—
Non-consolidated affiliate current balance	$—	$582

NOTE 14—STOCKHOLDERS’ EQUITY

a.      General:

On September 29, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement in respect of its IPO. The closing of the Company’s IPO occurred on October 4, 2004. Upon the closing, the Company received from the underwriters of the IPO a net amount of $ 73,129 and issued 6,552,774 new shares of Common stock. Certain stockholders sold 5,119,226 shares of Common stock for a net sum of $ 57,131. Upon the closing, all the shares of Preferred stock were converted to shares of Common stock. The Company issued to the holders of the Class B Preferred stock 541,946 shares of Common stock as cumulative accumulated dividend at the price of $ 18.07 per share. The Company also issued to the holders of the Class C Preferred stock 1,492,880 shares of Common stock pursuant to the ratchet described below. The Company appointed three new directors. On October 5, 2004, the underwriters exercised in full the over-allotment option granted to them and purchased, on October 12, 2004, from the Company an additional 1,750,800 shares of Common stock, for which the Company received the additional net sum of $ 19,521.

The Company’s stockholders approved on September 2, 2004, to adopt a 0.7193-for-1 reverse split of the Company’s shares of Common stock, to be effected on the effective date of filing an amendment to the Company’s certificate of incorporation in respect of the reverse split. Such filing became effective on September 20, 2004. All Common stock, options, warrants and per share data included in these financial statements for all periods presented as well as the exchange ratios for the Preferred stock and convertible loan from stockholders have been retroactively adjusted to reflect this 0.7193-for-1 reverse split.

Common stock confers upon its holders the right to receive notice to participate and vote in the stockholders meetings of the Company, the right to receive dividends, if and when declared, and the right to receive the assets of the Company upon liquidation.

b.     Stock option plans:

1.      Under the Company’s 1999 Israeli and 2003 Stock Option Plans (the “Israeli Plans”) and the Company’s U.S. 2001 and 2003 stock option plans (including the assumption of the Apar Employee Equity Plan) (the “U.S. Plans”), options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

2.      Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2005, under these Israeli Plans is 5,575,526, and options to purchase 175,206 shares are available for future grant.

Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2005, under these U.S. Plans is 1,399,347 and options to purchase 334,660 shares are available for future grant.

3.      Options granted under the Israeli Plans and the U.S. Plans are exercisable between five to ten years from the date of grant. The exercise price of the options granted under the Israeli Plans may not be less than the par value of the shares for which the options are exercisable. The minimum exercise price of the options granted under the U.S. Plans may not be less than a price ranging from 80% to 110% of the fair market value, depending on the applicable circumstances, of the shares for which the options are exercisable. Any options that are canceled or forfeited before expiration become available for future grants.

4.      On September 2, 2004, the Board of Directors of the Company and its stockholders approved an increase of 400,000 options to the U.S. Stock Option Plan and 600,000 options to the 2003 Israeli Stock Option Plan.

5.      A summary of the Company’s employees’ stock option activity and related information is as follows:

	Year ended December 31,
	2003		2004		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	Options *)	price	Options *)	price	Options *)	price
Outstanding at the beginning of the year	4,323,719	$7.86	5,217,834	$7.55	6,268,136	$8.32
Granted	1,162,532	$6.22	1,143,166	$11.82	1,571,800	$11.69
Exercised	(176,228)	$6.64	(23,247)	$1.78	(1,314,206)	$7.39
Forfeited	(92,189)	$4.89	(69,617)	$10.23	(212,424)	$10.19
Outstanding at the end of the year	5,217,834	$7.55	6,268,136	$8.32	6,313,306	$9.29
Exercisable options at the end of the year	3,486,998	$7.21	4,067,023	$8.20	5,878,250	$9.28

*)               Including the options granted to the employees of Ness GSG (see Note 14b8).

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

The options outstanding as of December 31, 2005 have been classified by exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Options Exercisable as of December 31, 2005	Weighted average exercise price of options exercisable
		Years
$ 0.01	18,964	1.04	$0.01	18,964	$0.01
0.58	86,316	0.58	0.58	86,316	0.58
1.78	89,844	4.73	1.78	89,844	1.78
3.49	278,932	0.41	3.49	278,932	3.49
5.57	68,147	6.67	5.57	64,151	5.57
7.45	85,609	0.46	7.45	85,609	7.45
8.47	3,159,168	1.81	8.47	2,902,908	8.47
10.12	125,000	5.00	10.12	—	10.12
11.82	2,356,326	4.91	11.82	2,341,526	11.82
12.75	45,000	6.06	12.75	10,000	12.75
	6,313,306	3.06	$9.29	5,878,250	$9.28

Where the Company has recorded deferred stock compensation for options issued with an exercise price below the fair market value of the Common stock at the date of grant, the deferred stock compensation has been amortized and recorded as compensation expense ratably over the vesting period of the options. Compensation expense of approximately $ 105, $ 213 and $ 125 was recognized during the years ended December 31, 2003, 2004 and 2005, respectively.

Substantially all of the options were granted with exercise prices equal to or higher than the value on the grant date. For the excluded options, the weighted average fair values of options granted during the years ended December 31, 2003, 2004 and 2005 were:

	Exceeds market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2003	2004	2005	2003	2004	2005
Weighted average exercise prices	$—	$—	$11.69	$6.26	$11.82	$11.82
Weighted average fair values on grant date	$—	$—	$2.08	$5.09	$5.73	$3.87

In November and December 2005, the Company granted 1,404,600 fully vested options to employees and managers of the Company with an exercise price of $ 11.82 per share exercisable through December 31, 2010.

As of December 21, 2005, 589,213 unvested out-of-the-money options with an exercise price of $ 11.82 per share with related vesting period from January 1, 2006 through January 1, 2007 had been accelerated.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

The Company’s decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS No. 123R, which will require the Company to treat all unvested stock options as compensation expense effective January 1, 2006. The Company believes that the acceleration of vesting of those options will enable the Company to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional purposes of the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders, respectively.

The impact of the vesting acceleration on pro forma stock based compensation required to be disclosed in the financial statement footnotes under the provisions of SFAS No. 123, was to increase such disclosed compensation cost by approximately $ 374 (See Note 2n).

6.      Warrants issued to consultants:

The Company’s outstanding warrants to consultants as of December 31, 2005 are as follows:

Issuance date	Options for Common stock	Exercise price per share	Options exercisable	Exercisable through
May 2000	25,175	$8.47	25,175	May 31, 2007
March 2001	5,205	$8.47	5,205	March 31, 2008
	30,380		30,380

7.      Warrants issued for financing transactions:

In connection with loans received in March 2000, the Company issued to two banks in Israel warrants to purchase an aggregate of 101,270 shares of Common stock of the Company with an exercise price of $ 10.33 per share exercisable through March 2005. In November 2003, warrants to purchase 60,989 shares were exercised resulting in the issuance of 26,132 shares of Common stock. In January 2005, the remaining warrants to purchase 40,281 shares were exercised resulting in the issuance of 8,561 shares of Common stock.

The Company had accounted for these warrants under APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The total amount of the deemed discount on the loans as a result of the warrant issuance is amortized over the period of the loans as interest expenses. The fair value of the warrants is immaterial.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

8.      In respect of the acquisitions of Ness GSG in 2003 and Ness CEE in 2002, the options of related employees assumed by the Company and of former investors were valued by applying the Black-Scholes option pricing model to the Company options, in accordance with FIN No. 44. The calculations were made using the following assumptions for Ness GSG and Ness CEE, respectively: (i) valuation date is June 30, 2003 and September 30, 2002, (ii) share price is $ 8.47 and $ 7.23, which represent the fair value of the Company’s share, (iii) risk-free interest rate is 2.5% and 3.1%, (iv) volatility is 0.52 and 0.42, (v) time to expiration is 2.5 and 7 years, and (vi) annual dividend rate is 0% for both.

The fair value of vested options of Ness GSG and Ness CEE was accounted for as part of the related purchase price. The intrinsic value of unvested options of Ness GSG has been allocated to deferred stock compensation. No unvested options existed in Ness CEE. Such deferred stock compensation was deducted from the fair value of the unvested options awards in determining the amount of the purchase price. The calculation of the deferred stock compensation amounting to $548 was based on the number of Ness GSG unvested options outstanding multiplied by the intrinsic value, which is the difference between the market price on June 30, 2003 of $ 8.47 and the various exercise prices.

9.      Options granted to employees of Ness GSG that were assumed by the Company are included in the summary of employees’ stock option activity, in Note 14b5. Options granted to investors of Ness CEE are included in the summary of options to investors from acquisitions in Note 14b10.

10.   As part of prior business combinations during 1999 and 2002, the Company issued options to related former investors to purchase 1,284,019 shares of Common stock of the Company with an exercise price ranging between $ 0.01 and $ 44.50 per share (primarily $ 0.01).

As of December 31, 2005, 631,186 options are outstanding and exercisable.

11.   The Company does not intend to pay cash dividends in the foreseeable future.

12.   The Executive Committee of the Company approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by the Company for options in the Company) the right to redeem the Company’s options for a cash payment. The grant date occurred during the fourth quarter of 2004. The total number of redeemable options, all of which are currently vested, is 364,541, and the aggregate redemption value as of December 31, 2005 is $ 3,400.

The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to the Company for a cash payment that is linked, at the employee’s sole discretion, either to the Israeli CPI and shall bear a NIS interest at the rate of 5% per year, or to the U.S. dollar with a U.S. dollar interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date. Each of 278,932 options may be exercised to acquire one share of the Company’s Common stock at a price of $ 3.49 and are redeemable at the NIS equivalent amount of $ 9.88 per option as of December 31, 2005. Each of 85,609 options may be exercised to acquire one share of the Company’s Common stock at a price of $ 7.45, and are redeemable at the NIS equivalent amount of $ 7.44 per option as of December 31, 2005. The exercise prices and redemption amounts are subject to

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

adjustments for stock splits, dividends,  recapitalizations and the like, as set forth in the Company’s share option plan to which each option is subject.

The Company accounts for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once the Company believes it is likely that the rights would be exercised in the future, a liability will be recorded at the then value of the redemption rights, with a corresponding charge to compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date. As of December 31, 2005, the Company believed it was likely that the rights would be exercised, and accordingly, the Company recorded a liability in that respect in the total amount of $ 3,400, included in other accounts payable and accrued expenses, reflecting the value of the redemption rights at December 31, 2005. Related stock-based compensation expenses were recorded in the statement of income for 2005 in the total amount of approximately $ 1,900.

NOTE 15—BASIC AND DILUTED NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.     Numerator

	Year ended December 31,
	2003	2004	2005
	(Net earnings in thousands)
Net income from continuing operations as reported	$4,559	$14,377	$21,194
Allocation of undistributed earnings on Class B Convertible Preferred stock	(1,445)	(1,356)	—
Numerator for basic and diluted per share data:
Net income from continuing operations after allocation of undistributed earnings on Class B Convertible Preferred stock	3,114	13,021	21,194
Gain from extraordinary item, net of taxes	—	—	495
Losses from discontinued operations	(1,105)	—	—
Net income after allocation of undistributed earnings on Class B Convertible Preferred stock	$2,009	$13,021	$21,689

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 15—BASIC AND DILUTED NET EARNINGS PER SHARE (Continued)

2.     Denominator

	Year ended December 31,
	2003	2004	2005
	(Number of shares in thousands)
Weighted average number of shares of Common stock	12,967	20,483	34,413
Weighted average number of shares of Preferred stock	2,412	1,809	—
Denominator for basic net earnings per share	15,379	22,292	34,413
Effect of dilutive securities:
Stock options and warrants	1,232	2,456	1,248
Dilutive potential common shares	1,232	2,456	1,248
Denominator for diluted net earnings per share—adjusted weighted average shares, assumed conversions and exercise of options and warrants	16,611	24,748	35,661

NOTE 16—GEOGRAPHIC INFORMATION

The Group adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Group operates in one reportable segment (see Note 1 for a brief description of the Group’s business). The total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the years ended December 31, 2003, 2004 and 2005 and long-lived assets as of December 31, 2003, 2004 and, 2005:

	Year ended December 31,
	2003	2004	2005
Revenues from sales to unaffiliated customers:
Israel	$152,925	$172,259	$200,120
United States	35,831	75,890	85,917
Europe	29,505	39,513	74,845
Asia and the Far East	6,367	13,844	19,426
Others	1,140	3,019	5,128
	$225,768	$304,525	$385,436

	December 31,
	2003	2004	2005
Long-lived assets:
Israel	$155,566	$103,649	$101,313
United States	2,400	57,536	60,057
Europe	1,978	2,845	14,102
Asia and the Far East	4,560	8,194	8,018
Others	9	10	15
	$164,513	$172,234	$183,505

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 17—SELECTED STATEMENTS OF OPERATIONS DATA

		Year ended December 31,
		2003	2004	2005
a.	Research and development expenses, net:
	Total expenses	$2,676	$2,559	$1,049
	Less—grants and participations	603	—	—
	Less—capitalized software development cost	514	2,559	1,049
		$1,559	$—	$—

		Year ended December 31,
		2003	2004	2005
b.	Financial expenses, net:
	Financial Expenses:
	Interest on short-term loans and bank credit	$(462)	$(451)	$(1,263)
	Interest on long-term bank loans	(3,393)	(3,863)	(1,942)
	Losses from trading marketable securities	(42)	(32)	—
	Foreign currency exchange losses	—	—	(221)
		(3,897)	(4,346)	(3,426)
	Financial income:
	Foreign currency exchange gain	670	492	—
	Gain from trading marketable securities	—	—	20
	Interest on short-term bank deposits	1,776	393	1,885
		2,446	885	1,905
		$(1,451)	$(3,461)	$(1,521)

NOTE 18—SUBSEQUENT EVENTS (UNAUDITED)

On February 28, 2006, the Company closed the acquisition of Innova Solutions (OLAS Software Solutions, Inc.) (“Innova”), a privately held provider of IT services and solutions based in the United States and India. The purchase price in the all cash transaction is $ 25,000, of which $ 10,000 will be paid during 2007 and 2008, based on the achievement of certain performance goals in 2006 and 2007, respectively. It is impractical to disclose the additional information required by paragraph 57 of SFAS No. 141.

NOTE 19—CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(unaudited)
Revenues	$71,146	$73,879	$77,152	$82,348	$88,405	$94,218	$97,719	$105,094
Gross profit	22,740	22,137	23,157	24,766	25,828	26,172	28,091	30,114
Operating income	5,206	4,344	5,390	6,112	5,855	4,917	7,666	8,003
Net income	$2,417	$2,910	$3,691	$5,359	4,926	$3,983	$6,017	$6,764

SCHEDULE II—SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Provision for doubtful accounts	Write-off of previously provided accounts	Translation adjustments	Balance at end of period
	(dollars In thousands)
Year ended December 31, 2005
Allowance for doubtful accounts	$2,154	$955	$(720)	$(69)	$2,320
Year ended December 31, 2004
Allowance for doubtful accounts	$1,785	$526	$(112)	$(45)	$2,154
Year ended December 31, 2003
Allowance for doubtful accounts	$1,486	$366	$(212)	$145	$1,785