Form 10-Q
period 2006-03-31
NESS TECHNOLOGIES INC
filed 2006-05-10
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of May 5, 2006, 35,531,697 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets — December 31, 2005 and March 31, 2006 (Unaudited)
Condensed Consolidated Statements of Income — Three months ended March 31, 2005 and 2006 (Unaudited)
Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2005 and 2006 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements — March 31, 2006 (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Recent Developments
Consolidated Results of Operations
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Results by Business Segment
Liquidity and Capital Resources
Forward-Looking Statements and Risk Factors
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in Internal Control

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
U.S. dollars in thousands

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,579	$31,238
Short-term bank deposits	39,561	26,573
Marketable securities	2,651	2,659
Trade receivables (net of allowance for doubtful accounts of $2,320 and $2,977 at December 31, 2005 and March 31, 2006 (unaudited), respectively)	99,097	99,517
Unbilled receivables	28,545	37,345
Other accounts receivable and prepaid expenses	13,664	15,290
Inventories and work in progress	2,506	1,126

Total current assets	219,603	213,748

LONG-TERM ASSETS:
Long-term prepaid expenses	4,816	5,377
Marketable securities	32	115
Deferred income taxes	5,271	2,292
Severance pay fund	35,845	35,605

Total long-term assets	45,964	43,389

PROPERTY AND EQUIPMENT, NET	21,308	24,316

INTANGIBLE ASSETS, NET	7,938	11,282

GOODWILL	159,421	169,232

Total assets	$454,234	$461,967

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
U.S. dollars in thousands (except share and par value data)

	December 31,	March 31,
	2005	2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$21,011	$36,442
Current maturities of long-term debt	6,862	6,433
Trade payables	35,259	30,607
Advances from customers	7,670	8,593
Other accounts payable and accrued expenses	82,657	73,409

Total current liabilities	153,459	155,484

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,294	5,288
Excess of losses over investment in affiliates	257	342
Accrued severance pay	39,722	39,658

Total long-term liabilities	46,273	45,288

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value - Authorized: 76,500,000 shares at December 31, 2005 and at March 31, 2006 (unaudited); Issued and outstanding: 34,771,837 shares at December 31, 2005 and 35,329,137 shares at March 31, 2006 (unaudited)	348	353
Additional paid-in capital	282,669	285,879
Deferred stock compensation	(27)	—
Accumulated other comprehensive loss	(13,559)	(16,445)
Accumulated deficit	(14,929)	(8,592)

Total stockholders’ equity	254,502	261,195

Total liabilities and stockholders’ equity	$454,234	$461,967

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Income
U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2005	2006
	(Unaudited)

Revenues	$88,405	$107,042
Cost of revenues (*)	62,492	75,668
Provision for losses (reverse of losses) on uncompleted contracts	85	48

Gross profit	25,828	31,326

Operating expenses:
Selling and marketing	7,031	8,491
General and administrative (*)	12,942	14,930

Total operating expenses	19,973	23,421

Operating income	5,855	7,905
Financial expenses, net	(426)	(61)
Other expenses, net	—	(39)

Income before taxes on income	5,429	7,805
Taxes on income	602	1,468
Equity in net losses of affiliates	(2)	—
Minority interests in losses of a subsidiary	101	—

Net income	$4,926	$6,337

Basic net earnings per share	$0.15	$0.18

Diluted net earnings per share	$0.14	$0.18

(*)   Expenses include stock-based compensation, as follows:

	Three months ended March 31,
	2005	2006
	(Unaudited)

Cost of revenues	$98	$—
General and administrative	513	127

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
U.S. dollars in thousands

	Three months ended March 31,
	2005	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$4,926	$6,337
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation-related expenses	592	95
Equity in net losses of affiliates	2	—
Minority interests in losses of a subsidiary	(101)	—
Currency fluctuation of long-term debt	1,096	196
Accrued interest on long-term debt	(1,251)	(512)
Depreciation and amortization	1,495	2,773
Deferred income taxes, net	(1,432)	(648)
Loss (gain) on sale of property and equipment	6	(33)
Decrease (increase) in trade receivables	(3,536)	2,599
Increase in unbilled receivables	(4,810)	(8,645)
Increase in other accounts receivable and prepaid expenses	(156)	(1,274)
Decrease in inventories and work in progress	486	1,480
Increase in long-term prepaid expenses	(1,781)	(154)
Increase (decrease) in trade payables	2,043	(6,237)
Increase in advances from customers	103	969
Increase (decrease) in other accounts payable and accrued expenses	4,223	(11,999)
Increase in accrued severance pay, net	590	222

Net cash provided by (used in) operating activities	2,495	(14,831)

Cash flows from investing activities:
Net cash paid for acquisition of a consolidated subsidiary (a)	—	(13,611)
Acquisition of minority interest in a subsidiary (b)	(114)	—
Proceeds from maturity of short-term bank deposits	—	12,645
Proceeds from sale of property and equipment	137	599
Purchase of property and equipment and capitalization of software development costs for internal use	(1,564)	(2,621)
Capitalization of software development costs	(924)	(167)

Net cash used in investing activities	(2,465)	(3,155)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
U.S. dollars in thousands

	Three months ended March 31,
	2005	2006
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$7,659	$3,088
Short-term bank loans and credit, net	76	13,717
Principal payments of long-term debt	(1,253)	(1,186)

Net cash provided by (used in) financing activities	6,482	15,619

Effect of exchange rate changes on cash and cash equivalents	(2,018)	26

Increase (decrease) in cash and cash equivalents	4,494	(2,341)
Cash and cash equivalents at the beginning of the period	104,229	33,579

Cash and cash equivalents at the end of the period	$108,723	$31,238

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$435	$529
Taxes	$174	$7,335

(a)             In conjunction with the acquisition, the fair values of the assets acquired and liabilities assumed at the date of the related acquisition were as follows:

Working capital (capital deficiency), net (excluding cash and cash equivalents)	$—	$(1,364)
Property and equipment	—	3,063
Long-term loans	—	(214)
Deferred tax liability	—	(1,020)
Goodwill	—	10,146
Customer relations and backlog	—	3,000
Net cash used in acquisition of a consolidated subsidiary	$—	$13,611

(b)            In conjunction with the acquisition of the minority interest in a subsidiary during the three months ended March 31, 2005, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

Minority interest	$197	$—
Goodwill	3,196	—
Customer-related intangible assets	139	—
	3,532	—
Less issuance of share	(3,418)	—
Net cash used in acquisitions of consolidated subsidiaries	$114	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

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

Note 2: Significant Accounting Policies

a.               Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2005 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2006, our consolidated results of operations for the three months ended March 31, 2005 and 2006, and our consolidated cash flows for the three months ended March 31, 2005 and 2006.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2006.

Results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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
U.S. dollars in thousands (except share and per share data) (Unaudited)

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

e.               Acquisition of subsidiaries

1.  Ness U.S.A. Inc. (“Ness U.S.A.”)

On November 12, 2004, we filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares of Ness U.S.A. which we did not already own. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing our holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, we issued 260,316 shares to the offerees, for the consideration of $3,532. The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141, “Business Combinations.”

In September 2005, Ness U.S.A. purchased the outstanding shares of Ness U.S.A.’s common stock from the remaining two offerees in a private transaction, and it immediately thereafter retired the shares, since which time we have held 100% of the shares of common stock of Ness U.S.A.

On January 3, 2006, Ness U.S.A. was merged into Ness Global Services, Inc. Subsequently the surviving company changed its name to Ness USA, Inc.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities (as of the acquisition date) as follows:

Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other long-term tangible assets	20
Deferred tax liability	(40)
Property and equipment	18
Total tangible assets acquired	950

Customer related intangible asset (five years useful life)	139
Goodwill	3,236
Total intangible assets acquired	3,375

Total tangible and intangible assets acquired	4,325

Accounts payable	148
Other accounts payable	280
Related parties, net	365

Total liabilities assumed	793

Net assets acquired	$3,532

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Ness U.S.A.’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets.

2.    Ness Romania

On April 1, 2005, we acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5,385, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers. Additional payments of $1,775, or €1.5 million, were made in April 2006 because of an achievement of certain revenue and operating income milestones in 2005. The additional payments were accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. An additional payment of up to €1.5 million will be required to be made in April 2007 based on achievement of certain revenue and operating income milestones for 2006. Currently, we cannot estimate the probability of achieving these milestones. Radix became a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. We have allocated the total cost of the acquisition to Ness Romania’s assets and liabilities (as of the acquisition date, except for goodwill, which was updated to include the additional payments) as follows:

Cash and cash equivalents	$2,511
Trade receivables	933
Inventories	137
Deferred tax liability	(204)
Property and equipment	2,094
Other accounts receivable	97
Intangible assets:
Customer relations	420
Backlog	260
Work force	730
Goodwill	4,659
Total assets acquired	11,637
Liabilities assumed:
Accounts payable and other accrued expenses	1,420
Other current liabilities	1,506
Long-term liabilities	1,551
Total liabilities assumed	4,477
Net assets acquired	$7,160

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Radix’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.               Radix’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.

b.              The value assigned to the customer-related intangibles amounted to $420. The fair value of Radix’s customer base was determined using the Income Approach.

3.    Ness DM a.s.

On June 1, 2005, we acquired all of the outstanding shares of Efcon a.s. (“Efcon”), a provider of IT services and solutions based in the Czech Republic. The purchase price was €0.6 million, or $738, consisting of €350,000 paid at closing and €250,000 payable within 55 days contingent on the verification of the accuracy of certain representations made by the sellers. An additional payment of $237, or €0.2 million was made in February 2006 based on achievement of certain

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

2005 performance goals. The additional payment was accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. Efcon became a wholly-owned subsidiary of Ness Czech s.r.o., a part of our Ness Europe group, and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date. Following the acquisition, Efcon changed its name to Ness DM a.s.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. We have allocated the total cost of the acquisition to Ness DM’s assets and liabilities (as of the acquisition date, except for goodwill, which was updated to include the additional payment) as follows:

Cash and cash equivalents	$426
Trade receivables	314
Inventories	33
Property and equipment	212
Deferred tax liabilities	(19)
Other accounts receivable	446
Intangible assets:
Work force	278
Customer relations	64
Goodwill	253
Other	48
Total assets acquired	2,055
Liabilities assumed:
Accounts payable and other accrued expenses	442
Other current liabilities	588
Long term liabilities	50
Total liabilities assumed	1,082
Net assets acquired	$975

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Ness DM’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.               Ness DM’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.

b.              The value assigned to the customer-related intangibles amounted to $64. The fair value of Ness DM’s customer base was determined using the Income Approach.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

4.    NTR

On September 12, 2005, we acquired all of the outstanding shares of N.T.R. Holding Ltd. (“NTR”), a provider of IT services and solutions based in Israel. The purchase price was $1,350. An additional payment of $150 will be made based on achievement of certain 2005 performance goals, which were achieved. The additional required payment was accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. NTR became a wholly-owned subsidiary of Ness A.T., a part of our Ness Israel group, and, accordingly, its results of operations have been included in the consolidated financial statements since September 12, 2005.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. Based upon a preliminary valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to NTR’s assets and liabilities (as of the acquisition date, except for goodwill, which was updated to include the additional payment) as follows:

Cash and cash equivalents	$173
Trade receivables	408
Property and equipment	47
Deferred tax liabilities	(139)
Other accounts receivable	391
Intangible assets:
Backlog	119
Customer relations	345
Goodwill	889
Total assets acquired	2,233
Liabilities assumed:
Accounts payable and other accrued expenses	25
Other current liabilities	443
Long-term liabilities	265
Total liabilities assumed	733
Net assets acquired	$1,500

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. We have arranged to obtain a valuation of NTR's current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets and liabilities. Management expects to obtain such completed report during 2006.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

5.    Delta

On October 3, 2005, we acquired all the outstanding shares of Delta Electronic Services a.s. (“Delta”), a provider of IT services and solutions in Slovakia. Ness acquired the outstanding shares for cash consideration of $8,000 and related purchase costs of approximately $115. In addition, as Delta achieved certain business goals by the end of 2005, Ness paid an additional amount of $3,000 during 2006. Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe. Delta became a wholly-owned subsidiary of Ness B.V., a part of Ness European group, and, accordingly, its results of operations have been included in the consolidated financial statements since October 3, 2005.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. Based upon a preliminary valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to Delta’s assets and liabilities (as of the acquisition date, except for goodwill, which was updated to include the additional payment) as follows:

Cash and cash equivalents	$2,158
Trade receivables	1,476
Property and equipment	575
Other accounts receivable	1,176
Deferred tax liabilities	(555)
Intangible assets:
Customer relations	1,593
Backlog	256
Capitalized software development costs	621
Workforce	1,290
Goodwill	5,810
Total assets acquired	14,400
Liabilities assumed:
Accounts payable and other accrued expenses	1,235
Other current liabilities	1,925
Long-term liabilities	125
Total liabilities assumed	3,285
Net assets acquired	$11,115

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Delta’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets and liabilities. Management expects to obtain such completed report during 2006.

6.    Innova

On February 28, 2006, we acquired all of the outstanding shares of Innova Solutions (“Innova”), a provider of IT services and solutions based in the United States and India. Ness acquired the outstanding shares for cash consideration of $15,000 and related purchase costs of approximately $177. Additional payments of up to $10,000 are required to be made in April 2007 and April

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

2008 based on achievement of certain revenue and operating income milestones for the years 2006 and 2007, respectively. Innova became a wholly-owned subsidiary of Ness Technologies, Inc. and, accordingly, its results of operations are included in our consolidated financial statements since the acquisition date. Upon completion of the acquisition, Innova changed its name to Ness Innovative Business Services.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. Based upon a preliminary valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to Innova’s assets and liabilities (as of the acquisition date) as follows:

Cash and cash equivalents	$1,566
Trade receivables	3,421
Property and equipment	3,063
Deferred tax liability	(1,020)
Other accounts receivable	1,829
Intangible assets:
Customer relations and backlog	3,000
Goodwill and workforce	10,146
Total assets acquired	22,005
Liabilities assumed:
Accounts payable and other accrued expenses	4,606
Other current liabilities	2,008
Long-term liabilities	214
Total liabilities assumed	6,828
Net assets acquired	$15,177

Customer relations and backlog are amortized over their useful lives, preliminarily estimated as five years.

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Innova’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets and liabilities. Management expects to obtain such completed report during 2006.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of Ness Innovative Business Services were not material in relation to our total consolidated revenues and net income.

f.                 Goodwill

On January 1, 2006, we began segment reporting, and therefore we have allocated our goodwill balance as of January 1, 2006 to our reportable segments based on their relative fair value as of that date.

We have elected to perform our annual goodwill impairment test during the fourth quarter of the year. No indications of impairment were identified during the three months ended March 31, 2006.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

g.              Accounting for stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective transition method. SFAS 123(R) requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable service period. Under the modified prospective method, compensation expense is recognized for all share-based payments issued on or after January 1, 2006 and for all share-based payments issued to employees prior to January 1, 2006 that remain unvested.

Our results of operations for the three months ended March 31, 2006 include expenses of $127 in operating expense related to the adoption of SFAS 123(R). In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Adoption of SFAS 123(R) did not change our accounting for share-based payments issued to non-employees.

Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS 123 had been applied to stock-based compensation. Under APB Opinion No. 25, the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, therefore, no share-based compensation expense was recognized in our condensed consolidated statement of income.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in our condensed consolidated statement of income for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

As of March 31, 2006, approximately $393 of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a weighted-average period of 3 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2006 does not consider the effect of stock options that may be issued in subsequent periods.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. During the first quarter of 2006 and 2005 no new options were granted.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if we accounted for our stock-based compensation plans under the fair value method. Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three months ended March 31,
2005
(Unaudited)
Net income available to common stock, as reported	$4,926
Add: Stock-based employee compensation — intrinsic value	611
Deduct: Stock-based employee compensation — fair value	(2,565)
Pro forma net income	$2,972

Basic net earnings per share, as reported	$0.15
Diluted net earnings per share, as reported	$0.14

Pro forma basic net earnings per share	$0.09
Pro forma diluted net earnings per share	$0.08

h.              Impact of recently issued accounting pronouncements

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets”, (“FAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FAS 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this statement will not have a material effect on our consolidated financial statements.

 In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends FAS

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management believes this statement will not have a material effect on our consolidated financial statements.

i.                  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Long-Term Debt

a.               Composition

Our long-term debt is composed as follows:

	December 31, 2005	March 31, 2006
		(Unaudited)
Banks (1)	$11,610	$9,584
Loans from others	1,546	2,137
	13,156	11,721
Less current maturities	6,862	6,433
	$6,294	$5,288

(1)          The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2005 and March 31, 2006, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2005 was 6.75%.

b.              Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate (%)		Amount
	December 31,	March 31,	December 31,	March 31,
	2005	2006	2005	2006
		(Unaudited)		(Unaudited)
In, or linked to dollar	5-6	5-6	$2,169	$2,137
In NIS - linked to CPI	6-8	6-8	10,987	9,584
			$13,156	$11,721

c.               Maturities

The liabilities mature as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

As of December 31,
2006 (current maturity)	$6,862
2007	4,158
2008	1,080
2009	1,056
$13,156

Note 4: Commitments and Contingent Liabilities

a.               Litigation

There are several outstanding claims filed against our subsidiaries by ex-employees and others. Our management believes that the provision in our consolidated financial statements and our insurance coverage are adequate to cover probable costs arising from these matters.

b.              Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2005 and March 31, 2006, is $36,168 and $34,845, respectively. We do not hold collateral to support guarantees when deemed necessary.

c.               Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment and goodwill.

Note 5: Stockholders’ Equity

a.               Redeemable options:

Our Executive Committee approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by us for options in Ness) the right to redeem their options for a cash payment. The grant date occurred during the fourth quarter of 2004. The total number of redeemable options, all of which are currently vested, is 352,256, and the aggregate redemption value as of March 31, 2006 is approximately $3,335.

The redemption right is exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right may be transferred by the employee to us for a cash payment that is linked, at the employee’s sole discretion, either to the Israeli CPI and shall bear a NIS interest at the rate of 5% per year, or to the U.S. dollar with a U.S. dollar interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999, up to the redemption date. Each of 272,976 options may be exercised to acquire one share of our common stock at a price of $3.49 and are redeemable at the NIS equivalent amount of $10.02 per option as of March 31, 2006. Each of 79,280 options may be exercised to acquire one share of our common stock at a price of $7.45, and are redeemable at the NIS equivalent amount of $7.55 per option as of March 31, 2006. The exercise prices and redemption amounts are subject to adjustments for stock splits, dividends, recapitalizations and the like, as set forth in our share option plan to which each option is subject.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

We account for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once we believe it is likely that the rights would be exercised in the future, a liability will be recorded at the then value of the redemption rights, with a corresponding charge to compensation expense. The liability will be accreted periodically to equal the amount that would be payable if the awards were redeemed at each balance sheet date. As of March 31, 2006, we believed it was likely that the rights would be exercised, and accordingly, we recorded a liability in that respect in the total amount of $3,335, included in other accounts payable and accrued expenses, reflecting the value of the redemption rights at March 31, 2006.

b.              Total comprehensive income:
	Three months ended March 31,
	2005	2006
	(Unaudited)
Net income	$4,926	$6,337
Foreign currency translation adjustments, net	(3,791)	(2,815)
Net unrealized losses (gains) on available-for-sale marketable securities	67	(60)
Comprehensive income	$1,202	$3,462

Note 6: Segment Reporting

Our segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and assess performance.

At the end of 2005, we completed the reorganization of our operations into operating segments. Our chief operating decision-maker is our chief executive officer, who evaluates our performance and allocates resources based on segment revenues and operating profit.

Our operating segments are:

1. Managed Strategic Services, which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare and others.

2. Technologies & Systems Group, which includes system integration and application development, real-time systems development, consulting and outsourcing services for the defense, government and homeland security vertical, as well as systems for the telecommunications vertical.

3. Ness Europe, which includes system integration and application development, outsourcing and software and consulting for Eastern European and Western European customers, including near-shore services from Eastern Europe for Western European customers. Verticals served by this segment are: telecommunications and utilities, financial services and others.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

4. Ness Israel, which includes system integration and application development, outsourcing, software and consulting and quality assurance and training for customers in Israel within the following verticals: financial services, government, life sciences and healthcare, manufacturing, retail, transportation and others.

5. Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in the United Kingdom and Asia Pacific as well as the recently acquired Ness Innovative Business Services division (formerly Innova).

Segment operating profit is defined as income from operations excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, general, administrative and delivery costs. Certain general and administrative expenses and a portion of depreciation and amortization are not specifically allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against our total income from operations. Additionally, our management has determined that it is not practical to allocate certain identifiable assets by segment, when such assets are used interchangeably among the segments.

The table below presents financial information for our five reportable segments. Prior period data is presented on a pro forma basis, as we were not organized into SFAS No. 131 operating segments at that time.

	Three months ended March 31,
	2005	2006
	(unaudited)
Revenues:
Managed Strategic Services (MSS)	$19,623	$22,101
Technologies & Systems Group (TSG)	11,647	12,296
Ness Europe	7,652	18,439
Ness Israel	42,678	44,009
Other	6,805	10,197
	$88,405	$107,042

	Three months ended March 31,
	2005	2006
	(unaudited)
Operating income (loss):
Managed Strategic Services (MSS)	$1,883	$2,939
Technologies & Systems Group (TSG)	1,640	1,861
Ness Europe	797	1,513
Ness Israel	3,217	2,621
Other	(321)	461
Unallocated Expenses	(1,361)	(1,490)
	$5,855	$7,905

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the three month periods ended March 31, 2005 and 2006, and long-lived assets as of March 31, 2005 and 2006:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended March 31,
	2005	2006
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$51,708	$52,925
United States	20,752	27,317
Europe	10,377	21,276
Asia and the Far East	4,356	4,515
Others	1,212	1,009
	$88,405	$107,042

	March 31,
	2005	2006
	(Unaudited)
Long-lived assets:
Israel	$103,351	$100,558
United States	60,283	76,867
Europe	2,730	19,639
Asia and the Far East	8,222	7,751
Others	8	15
	$174,594	$204,830

Note 7: Basic and Diluted Net Earnings per Share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with SFAS No. 128, “Earnings per Share.”

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 1,521,226, 19,755 and 2,532,118 for the year ended December 31, 2005 the three months ended March 31, 2005 and 2006, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended March 31,
	2005	2006
	(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$4,926	$6,337

Denominator:
Weighted average number of shares of common stock	33,755	34,870
Denominator for basic net earnings per share	33,755	34,870
Effect of dilutive securities:
Employee stock options and warrants	1,790	1,310
Denominator for diluted net earnings per share — adjusted weighted average assuming exercise of options	35,545	36,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 15, 2006, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

Our revenues increased to $107.0 million for the three months ended March 31, 2006, from $88.4 million for the three months ended March 31, 2005. Net income increased to $6.3 million for the three months ended March 31, 2006, from $4.9 million for the three months ended March 31, 2005.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2006, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted less than approximately 31% of our revenues. For the three months ended March 31, 2006, the percentage of our revenues generated by public and private clients in Israel was 49%, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 9%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2006.

Our backlog as of March 31, 2006 was $527 million compared to $412 million as of March 31, 2005. This $115 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three months ended March 31, 2006, the percentage of our revenues derived from clients in Israel was 49%; in the United States, 26%; in Europe, 20%; in Asia and the Far East, 4%; and in other countries, 1%.

For the three months ended March 31, 2006, we derived 33% of our revenues from system integration and application development; 43% from outsourcing (including offshore development); 14% from software and consulting; 7% from quality assurance and training; and 2% from our other offerings.

As of March 31, 2006, we had approximately 7,000 employees, including approximately 6,120 IT professionals. Of the 7,000 employees, approximately 3,170 were in Israel, 2,155 were in India, 520 were in North America, 780 were in Europe and 375 were in the Asia Pacific region.

Recent Developments

There have been no significant developments since March 31, 2006.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2005	2006
Revenues	100.0%	100.0%
Cost of revenues	70.7	70.7
Provision for losses on uncompleted contracts	0.1	0.0
Gross profit	29.2	29.3

Operating expenses:
Selling and marketing	8.0	7.9
General and administrative	14.6	13.9
Total operating expenses	22.6	21.9

Operating income	6.6	7.4
Financial expenses, net	(0.5)	(0.1)
Other expenses, net	0.0	0.0
Income before taxes on income	6.1	7.3

Taxes on income	0.7	1.4
Equity in net losses of affiliates	0.0	—
Minority interests in losses of a subsidiary	0.1	—
Net income	5.6	5.9

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2005	2006	$	%
Revenues	$88,405	$107,042	18,637	21.1
Cost of revenues	62,492	75,668	13,176	21.1
Provision for losses on uncompleted contracts	85	48	(37)	(43.2)
Gross profit	$25,828	$31,326	5,498	21.3
Gross margin	29.2%	29.3%

Revenues

Our revenues increased from $88.4 million in the three months ended March 31, 2005 to $107.0 million in the three months ended March 31, 2006, representing an increase of $18.6 million, or 21.1%. A significant portion of the $13.2 million of revenue growth attributable to acquisitions made in the last twelve months was due to post-acquisition growth resulting from synergies with Ness. Of the $18.6 million increase in revenues, $5.0 million represents growth in outsourcing and offshore engagements and $13.6 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure, and expansion into geographical areas in which we currently do business but previously had not offered outsourcing and offshore services. There was no significant change in our billing rates, or prices, from the three months ended March 31, 2005 to the three months ended March 31, 2006.

Cost of revenues and provision for losses on uncompleted contracts

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $62.5 million in the three months ended March 31, 2005 to $75.7 million in the three months ended March 31, 2006, representing an increase of $13.2 million, or 21.1%. A significant portion of the $8.8 million of cost of revenues increase attributable to acquisitions made in the last twelve months was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $4.4 million was due to normal growth in our delivery staff needed to support our increased revenues. The change in our provision for losses on uncompleted contracts changed from $85,000 in the three months ended March 31, 2005 to $48,000 in the three months ended March 31, 2006, as a result of net updates to the estimated costs of completion of our fixed price projects.

Gross Profit

Our gross profit (revenues less cost of revenues and provision for losses on uncompleted contracts) increased from $25.8 million in the three months ended March 31, 2005 to $31.3 million in the three months ended March 31, 2006, representing an increase of $5.5 million, or 21.3%. The increase was primarily due to our increase in revenues. A significant portion of the $4.4 million of gross profit increase attributable to acquisitions made in the last twelve months was due to post-acquisition revenue growth resulting from synergies with Ness, and $1.1 million was related to our other revenue growth. Gross margin for the three months ended March 31, 2006 was 29.3%, compared to 29.2% in the three months ended March 31, 2005. This change in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2005	2006	$	%
Selling and marketing	$7,031	$8,491	1,460	20.8
General and administrative	12,942	14,930	1,988	15.4
Total operating expenses	19,973	23,421	3,448	17.3
Operating income	$5,855	$7,905	2,050	35.0

Selling and marketing

Selling and marketing expenses increased from $7.0 million in the three months ended March 31, 2005 to $8.5 million in the three months ended March 31, 2006, representing an increase of $1.5 million, or 20.8%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions in the last three quarters of 2005 and the first quarter of 2006, representing $1.1 million, and an increase in marketing expenses, sales commissions and sales expenses needed to support our other revenue growth, representing $0.4 million.

General and administrative

General and administrative expenses increased from $12.9 million in the three months ended March 31, 2005 to $14.9 million in the three months ended March 31, 2006, representing an increase of $2.0 million, or 15.4%. This increase was due primarily to the acquisitions by our Ness Europe segment in the last three quarters of 2005, representing $0.8 million, general and administrative expenses associated with the reorganization of our Ness Israel segment, representing $0.4 million, and an increase in allowance for doubtful debts in our Ness Israel segment, representing $0.6 million, offset by lower stock-based compensation expenses, representing $0.5 million.

Operating Income

Operating income increased from $5.9 million in the three months ended March 31, 2005 to $7.9 million in the three months ended March 31, 2006, representing an increase of $2.0 million, or 35.0%. The major factors contributing to this increase were acquisitions made in the last twelve months by our Ness Europe, Ness Israel and Other segments, including operating income growth attributable to the post-acquisition revenue growth resulting from synergies with Ness, together representing $2.3 million, and growth in operating margin of our Managed Strategic Services and Technologies & Systems Group segments, representing $1.5 million, offset by reorganization expenses in our Ness Israel segment, representing $0.4 million, and acquisition integration expenses in our Ness Europe, Ness Israel and Other segments, representing $0.9 million.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2005	2006	$	%
Operating income	$5,855	$7,905	2,050	35.0
Financial expenses, net	(426)	(61)	365	(85.7)
Other expenses, net	—	(39)	(39)	N/A
Income before taxes on income	5,429	7,805	2,376	43.8
Taxes on income	602	1,468	866	143.8
Equity in net losses of affiliates	(2)	—	2	(100.0)
Minority interests in losses of a subsidiary	101	—	(101)	(100.0)
Net income	$4,926	$6,337	1,411	28.6

Financial expenses, net

Financial expenses, net, decreased from $0.4 million in the three months ended March 31, 2005 to $0.1 million in the three months ended March 31, 2006, representing a decrease of $0.4 million, or 85.7%. The decrease was due primarily to an increase in interest income on deposits, representing $0.3 million, lower interest expenses on loans, representing $0.1 million, partially offset by the effects of foreign exchange rate changes as moderated by our hedging of foreign currencies, representing ($49,000). We use certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies.

Other expenses, net

Other expenses, net, increased from no expenses in the three months ended March 31, 2005 to $39,000 in the three months ended March 31, 2006. This change was not significant.

Taxes on income

Our taxes on income increased from $0.6 million in the three months ended March 31, 2005 to $1.5 million in the three months ended March 31, 2006, representing an increase of $0.9 million, or 143.8%. This increase was primarily attributable to the increase in our income before taxes, representing $0.4 million, and a lower utilization of tax loss carry forwards compared to the year-ago period, representing $0.5.

Equity in net losses of affiliates

Equity in net losses of affiliates decreased from $2,000 for the three months ended March 31, 2005 to zero in the three months ended March 31, 2006. This change was not significant.

Minority interests in losses of a subsidiary

Minority interests in losses of a subsidiary changed from losses of $0.1 million in the three months ended March 31, 2005 to no earnings in the three months ended March 31, 2006. This change was not significant.

Net Income

Net income increased from $4.9 million in the three months ended March 31, 2005 to $6.3 million in the three months ended March 31, 2006, representing an increase of $1.4 million, or 28.6%. The increase in net income was due primarily to our increase in operating income of $2.0 million and our decrease in financial expenses of $0.4 million, partially offset by our increase in taxes on income of $0.9 million.

Results by Business Segment

Our segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and assess performance.

At the end of 2005, we completed the reorganization of our operations into operating segments. Our chief operating decision-maker is our chief executive officer, who evaluates our performance and allocates resources based on segment revenues and operating profit.

Our operating segments are:

1.       Managed Strategic Services, which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare and others.

2.       Technologies & Systems Group, which includes system integration and application development, real-time systems development, consulting and outsourcing services for the defense, government and homeland security vertical, as well as systems for the telecommunications vertical.

3.       Ness Europe, which includes system integration and application development, outsourcing and software and consulting for Eastern European and Western European customers, including near-shore services from Eastern Europe for Western European customers. Verticals served by this segment are: telecommunications and utilities, financial services and others.

4.       Ness Israel, which includes system integration and application development, outsourcing, software and consulting and quality assurance and training for customers in Israel within the following verticals: financial services, government, life sciences and healthcare, manufacturing, retail, transportation and others.

5.       Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in the United Kingdom and Asia Pacific as well as the recently acquired Ness Innovative Business Services division (formerly Innova).

Segment operating profit is defined as income from operations excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, general, administrative and delivery costs. Certain general and administrative expenses and a portion of depreciation and amortization are not specifically allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against our total income from operations. Additionally, our management has determined that it is not practical to allocate certain identifiable assets by segment, when such assets are used interchangeably among the segments.

The table below presents financial information for our five reportable segments (dollars in thousands). Prior period data is presented on a pro forma basis, as we were not organized into SFAS No. 131 operating segments at that time.

	Revenues		Operating Income
	Three months ended March 31,		Three months ended March 31,
	2005	2006	2005	2006
	(unaudited)		(unaudited)

Managed Strategic Services (MSS)	$19,623	$22,101	$1,883	$2,939
Technologies & Systems Group (TSG)	11,647	12,296	1,640	1,861
Ness Europe	7,652	18,439	797	1,513
Ness Israel	42,678	44,009	3,217	2,621
Other	6,805	10,197	(321)	461
Unallocated Expenses	—	—	(1,361)	(1,490)
	$88,405	$107,042	$5,855	$7,905

Liquidity and Capital Resources

Overview

As of March 31, 2006, we had cash, cash equivalents and short-term bank deposits of $57.8 million compared to $73.1 million as of December 31, 2005. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective countries to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2005	2006
Net cash provided by (used in) operating activities	$2,495	$(14,831)
Net cash used in investing activities	(2,465)	(3,155)
Net cash provided by financing activities	6,482	15,619
Effect of exchange rate changes on cash and cash equivalents	(2,018)	26
Increase (decrease) in cash and cash equivalents	4,494	(2,341)
Cash and cash equivalents at the beginning of the period	104,229	33,579
Cash and cash equivalents at the end of the period	$108,723	$31,238

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net cash used in operating activities was $14.8 million in the three months ended March 31, 2006, compared to net cash provided by operating activities of $2.5 million in the three months ended March 31, 2005. The major factors contributing to the change were an increase in tax payments to the Israeli Tax Authority, representing $7.2 million, a decrease in trade payables in our Ness Europe segment associated with the entities it acquired in 2005, representing $6.8 million, and an increase in our unbilled receivables due to large fixed price government and defense projects currently being executed, representing $3.8 million, offset by a decrease in trade receivables of $6.1 million and our increase in net income of $1.4 million. The decrease in trade receivables would have been approximately $6.0 million larger, if not for the pre-election delay in the Israeli government’s approval of its 2006 budget.

Net cash used in investing activities was $3.2 million in the three months ended March 31, 2006, compared with $2.5 million in the three months ended March 31, 2005. The major factors contributing to the increase were payments in respect of the acquisitions we made during the first quarter, representing $13.6 million, net of cash acquired, and capital expenditures associated with our acquisitions in Eastern Europe, representing $0.8 million, offset by the sale of short-term bank deposits, representing $12.6 million.

Net cash provided by financing activities was $15.6 million in the three months ended March 31, 2006, compared with $6.5 million in the three months ended March 31, 2005. The change was primarily due to an increase in short-term bank loans and credit, representing $13.7 million, offset by lower proceeds from employee exercises of stock options, representing $4.5 million.

The effect of exchange rate changes on cash and cash equivalents was $26,000 in the three months ended March 31, 2006, compared to ($2.0) million in the three months ended March 31, 2005. The change was primarily due to long-term inter-company balances, representing $2.2 million.

Long-term and Short-term Debt

At March 31, 2006, we had aggregate short-term and long-term bank and other borrowings of $47.1 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 4.5% to 7.5% and a weighted average interest rate of approximately 6.75%, with maturities of one to four years. These aggregate bank borrowings included $21.1 million from Bank Hapoalim, with an interest rate of approximately 4.5% and maturity of one year; $7.1 million from Israel Discount Bank, with interest rates of approximately 5.9% to 7.5% and maturities of one to three years; $5.8 million from Bank Leumi, with an interest rate of approximately 5.9% and maturity of one year; and $11.2 million from four other lenders, in amounts ranging from $1.0 million to $8.1 million, with interest rates of approximately 5.8% to 7.0% and maturities of up to four years. The maximum interest rate for our dollar-linked borrowings was approximately 4.5%, and for NIS index linked borrowings was approximately 7.5%.

At March 31, 2006, we had net cash position of $12.3 million, compared to $41.6 as of December 31, 2005. Despite this reduction in net cash, we have been able to reduce our financial expenses sequentially.

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

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of March 31, 2006, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our 2005 Annual Report on Form 10-K filed with the SEC on March 15, 2006.

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

We have direct operations in 15 different countries and relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Beginning in the second quarter of 2005, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 8, 2006, we amended our employment agreement with Aharon Fogel, the chairman of our board of directors. Effective May 8, 2006, Mr. Fogel is entitled to receive twelve months’ prior notice if we terminate or choose not to renew his employment agreement, and he must provide twelve months’ prior notice if he terminates or chooses not to renew the agreement.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ RAVIV ZOLLER
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)

Date: May 9, 2006	By:	/s/ YTZHAK EDELMAN
Ytzhak Edelman
Chief Financial Officer and deputy to the CEO
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.