Form 10-Q
period 2006-06-30
NESS TECHNOLOGIES INC
filed 2006-08-08
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
☐   Yes      No   ☒

As of July 31, 2006, 35,838,816 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
U.S. dollars in thousands

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,579	$32,821
Short-term bank deposits	39,561	24,134
Marketable securities	2,651	—
Trade receivables (net of allowance for doubtful accounts of $2,320 and $2,700 at December 31, 2005 and June 30, 2006 (unaudited), respectively)	99,097	109,378
Unbilled receivables	21,500	32,502
Other accounts receivable and prepaid expenses	13,664	15,501
Inventories and work in progress	2,506	599

Total current assets	212,558	214,935

LONG-TERM ASSETS:
Long-term prepaid expenses	4,816	6,044
Marketable securities	32	126
Unbilled receivables	7,045	9,310
Deferred income taxes	5,271	4,534
Severance pay fund	35,845	39,149

Total long-term assets	53,009	59,163

PROPERTY AND EQUIPMENT, NET	21,308	23,972

INTANGIBLE ASSETS, NET	7,938	9,713

GOODWILL	159,421	174,745

Total assets	$454,234	$482,528

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
U.S. dollars in thousands (except share and par value data)

	December 31,	June 30,
	2005	2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$21,011	$44,485
Current maturities of long-term debt	6,862	6,598
Trade payables	35,259	24,221
Advances from customers	7,670	10,829
Other accounts payable and accrued expenses	82,657	69,820

Total current liabilities	153,459	155,953

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,294	4,939
Excess of losses over investment in affiliates	257	451
Accrued severance pay	39,722	42,909

Total long-term liabilities	46,273	48,299

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value -
Authorized: 76,500,000 shares at December 31, 2005 and at June 30, 2006 (unaudited); Issued and outstanding: 34,771,837 shares at December 31, 2005 and 35,832,882 shares at June 30, 2006 (unaudited)	348	358
Additional paid-in capital	282,642	290,604
Accumulated other comprehensive loss	(13,559)	(10,044)
Accumulated deficit	(14,929)	(2,642)

Total stockholders’ equity	254,502	278,276

Total liabilities and stockholders’ equity	$454,234	$482,528

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Income
U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Revenues	$94,218	$116,614	$182,623	$223,656
Cost of revenues (*)	68,046	83,981	130,624	159,697

Gross profit	26,172	32,633	51,999	63,959

Operating expenses:
Selling and marketing	7,002	8,733	14,033	17,224
General and administrative (*)	14,253	16,426	27,194	31,356

Total operating expenses	21,255	25,159	41,227	48,580

Operating income	4,917	7,474	10,772	15,379
Financial expenses, net	(494)	(577)	(914)	(638)
Other income, net	10	483	4	444

Income before taxes on income	4,433	7,380	9,862	15,185
Taxes on income	423	1,340	1,025	2,808
Equity in net losses of affiliates	(27)	(90)	(29)	(90)
Minority interests in losses of a subsidiary	—	—	101	—

Net income	$3,983	$5,950	$8,909	$12,287

Basic net earnings per share	$0.12	$0.17	$0.26	$0.35

Diluted net earnings per share	$0.11	$0.16	$0.25	$0.34

(*)   Expenses include stock-based compensation, as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Cost of revenues	$—	$—	$98	$—
General and administrative	1,286	164	1,799	291

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
U.S. dollars in thousands

	Six months ended June 30,
	2005	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$8,909	$12,287
Adjustments required to reconcile net income to net cash used in operating activities:
Stock-based compensation-related expenses	2,009	103
Equity in net losses of affiliates	29	90
Minority interests in losses of a subsidiary	(101)	—
Currency fluctuation of long-term debt	1,670	421
Accrued interest on long-term debt	(892)	(1,207)
Depreciation and amortization	3,809	5,641
Deferred income taxes, net	(2,078)	(586)
Gain on sale of property and equipment	(409)	(139)
Increase in trade receivables	(10,923)	(3,622)
Increase in unbilled receivables	(6,172)	(11,581)
Decrease (increase) in other accounts receivable and prepaid expenses	(118)	332
Decrease (increase) in inventories and work in progress	(762)	2,080
Increase in long-term prepaid expenses	(1,748)	(614)
Decrease in trade payables	(3,752)	(13,844)
Increase in advances from customers	1,191	2,802
Increase (decrease) in other accounts payable and accrued expenses	1,618	(11,052)
Increase (decrease) in accrued severance pay, net	511	(242)

Net cash used in operating activities	(7,409)	(19,131)

Cash flows from investing activities:
Net cash paid for acquisition of consolidated subsidiaries (a)	(3,187)	(13,683)
Additional payments in connection with acquisitions of subsidiaries in prior periods	—	(5,277)
Acquisition of minority interest in a subsidiary (b)	(114)	—
Proceeds from maturity of short-term bank deposits	—	16,089
Proceeds from sale of available-for-sale marketable securities	—	2,779
Proceeds from sale of property and equipment	600	651
Purchase of property and equipment and capitalization of software development costs for internal use	(4,587)	(4,514)
Capitalization of software development costs	(1,483)	(255)

Net cash used in investing activities	(8,771)	(4,210)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
U.S. dollars in thousands

	Six months ended June 30,
	2005	2006
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$8,848	$5,954
Short-term bank loans and credit, net	(986)	20,014
Principal payments of long-term debt	(1,493)	(1,487)

Net cash provided by financing activities	6,369	24,481

Effect of exchange rate changes on cash and cash equivalents	(2,511)	(1,898)

Decrease in cash and cash equivalents	(12,322)	(758)
Cash and cash equivalents at the beginning of the period	104,229	33,579

Cash and cash equivalents at the end of the period	$91,907	$32,821

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$656	$434
Taxes	$374	$10,254

(a)	In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the date of the related acquisition were as follows:

	Working capital (capital deficiency), net (excluding cash and cash equivalents)	$(1,995)	$(1,640)
	Long-term assets	—	434
	Property and equipment	2,306	2,342
	Other assets	48	—
	Long-term loans	(1,601)	(266)
	Customer relations and backlog	680	2,488
	Goodwill	3,749	10,325
	Net cash used in acquisitions of consolidated subsidiaries	$3,187	$13,683

(b)

In conjunction with the acquisition of the minority interest in a subsidiary during the six months ended June 30, 2005, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

	Minority interest	$ 197	$ —
	Goodwill	3,196	—
	Customer-related intangible assets	139	—
		3,532	—
	Issuance of shares	(3,418)	—
	Net cash used in acquisition of a consolidated subsidiary	$ 114	$ —

(c)	Non-cash financing activity:

	Capitalization of redeemable options accrual upon partial exercise of options	$—	$1,868

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 1: General

Ness Technologies, Inc. was incorporated under the laws of the State of Delaware in March 1999. We operate through our subsidiaries in Israel, the United States, Europe and Asia.

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

Note 2: Significant Accounting Policies

a.               Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2006, our consolidated results of operations for the three and six months ended June 30, 2005 and 2006, and our consolidated cash flows for the six months ended June 30, 2005 and 2006.

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

Results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities (as of the acquisition date) as follows:

Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other long-term tangible assets	20
Deferred tax liability	(40)
Property and equipment	18
Total tangible assets acquired	950

Customer-related intangible asset (five years useful life)	139
Goodwill	3,236
Total intangible assets acquired	3,375

Total tangible and intangible assets acquired	4,325

Accounts payable	148
Other accounts payable	280
Related parties, net	365

Total liabilities assumed	793

Net assets acquired	$3,532

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Ness U.S.A.’s current assets, current liabilities, long-term tangible assets, property and equipment and intangible assets.

2.     Ness Romania

On April 1, 2005, we acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5,385, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers. Additional payments of €1.5 million, or $1,775, were made in April 2006 based on achievement of certain revenue and operating income milestones in 2005. The additional payments were accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. An additional payment of up to €1.5 million will be required to be made in April 2007 based on achievement of certain revenue and operating income milestones for 2006. Currently, we cannot estimate the probability of achieving the 2006 milestones. Radix became a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

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

b.              The value assigned to the customer-related intangibles amounted to $420. The fair value of Radix’s customer-related intangibles was determined using the Income Approach.

3.     Ness DM a.s.

On June 1, 2005, we acquired all of the outstanding shares of Efcon a.s. (“Efcon”), a provider of IT services and solutions based in the Czech Republic. The purchase price was €0.6 million, or $738, consisting of €350,000 paid at closing and €250,000 paid in July 2005. An additional payment of €0.2 million, or $237, was made in February 2006 based on achievement of certain

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

2005 performance goals. The additional payment was accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. Efcon became a wholly-owned subsidiary of Ness Czech s.r.o., a part of our Ness Europe group, and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date. Following the acquisition, Efcon changed its name to Ness DM a.s.

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

b.              The value assigned to the customer-related intangibles amounted to $64. The fair value of Ness DM’s customer-related intangibles was determined using the Income Approach.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

4.     NTR

On September 12, 2005, we acquired all of the outstanding shares of N.T.R. Holding Ltd. (“NTR”), a provider of IT services and solutions based in Israel. The purchase price was $1,350. Additional payments of $150 were made in June 2006 based on achievement of certain 2005 performance goals. The additional required payments were accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. NTR became a wholly-owned subsidiary of Ness A.T., a part of our Ness Israel group, and, accordingly, its results of operations have been included in the consolidated financial statements since September 12, 2005.

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

Cash and cash equivalents	$173
Trade receivables	408
Property and equipment	47
Deferred tax liability	(139)
Other accounts receivable	391
Intangible assets:
Backlog	119
Customer relations	345
Goodwill	889
Total assets acquired	2,233
Liabilities assumed:
Accounts payable and other accrued expenses	25
Other current liabilities	443
Long-term liabilities	265
Total liabilities assumed	733
Net assets acquired	$1,500

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of NTR’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.               NTR’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

b.              The value assigned to the customer-related intangibles amounted to $464. The fair value of NTR’s customer-related intangibles was determined using the Income Approach.

5.     Delta

On October 3, 2005, we acquired all the outstanding shares of Delta Electronic Services a.s. (“Delta”), a provider of IT services and solutions in Slovakia. We acquired the outstanding shares for cash consideration of $8,000 and related purchase costs of approximately $115. In addition, as Delta achieved certain business goals by the end of 2005, we paid an additional amount of $3,000 during 2006. Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe. Delta became a wholly-owned subsidiary of Ness B.V., a part of the Ness Europe group, and, accordingly, its results of operations have been included in the consolidated financial statements since October 3, 2005.

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

Cash and cash equivalents	$2,158
Trade receivables	1,476
Property and equipment	575
Other accounts receivable	1,176
Deferred tax liabilities	(564)
Intangible assets:
Customer relations	1,616
Backlog	265
Workforce	1,290
Goodwill	6,408
Total assets acquired	14,400
Liabilities assumed:
Accounts payable and other accrued expenses	1,235
Other current liabilities	1,925
Long-term liabilities	125
Total liabilities assumed	3,285
Net assets acquired	$11,115

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Delta’s current assets, current liabilities, long-term liabilities, property and equipment and intangible assets.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

a.               Delta’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.

b.              The value assigned to the customer-related intangibles amounted to $1,881. The fair value of Delta’s customer-related intangibles was determined using the Income Approach.

6.     Innova

On February 28, 2006, we acquired all of the outstanding shares of Olas Software Solutions, Inc., d/b/a Innova Solutions (“Innova”), a provider of IT services and solutions based in the United States and India. We acquired the outstanding shares for cash consideration of $15,000 and related purchase costs of approximately $249. Additional payments of up to $10,000 are required to be made in April 2007 and April 2008 based on achievement of certain revenue and operating income milestones for the years 2006 and 2007, respectively. Currently, we cannot estimate the probability of achieving these milestones.

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

Cash and cash equivalents	$1,566
Trade receivables	3,527
Property and equipment	2,342
Other accounts receivable	1,829
Intangible assets:
Customer relations	1,848
Backlog	640
Workforce.	4,773
Goodwill	5,552
Total assets acquired	22,077
Liabilities assumed:
Accounts payable and other accrued expenses	4,606
Other current liabilities	1,956
Long-term liabilities	266
Total liabilities assumed	6,828
Net assets acquired	$15,249

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

Customer relations is amortized over its useful life, preliminarily estimated as 4.83 years. Backlog is amortized according to its expected revenue recognition schedule.

The allocation of the purchase price reflected in the consolidated balance sheet is preliminary. We have arranged to obtain a valuation of Innova’s current assets, current liabilities, long-term tangible assets, property and equipment, intangible assets and liabilities. Management expects to obtain such completed report during 2006.

Pro forma information in accordance with SFAS No. 141 has not been provided, since the revenues and net income of Ness Innovative Business Services were not material in relation to our total consolidated revenues and net income.

f.                 Goodwill

On January 1, 2006, we began segment reporting, and therefore we allocated our goodwill balance as of January 1, 2006 to our reportable segments based on their relative fair value as of that date.

We have elected to perform our annual goodwill impairment test during the fourth quarter of the year. No indications of impairment were identified during the three and six months ended June 30, 2006.

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

Our results of operations for the three and six months ended June 30, 2006 include expenses of $164 and $291, respectively, in operating expense related to the adoption of SFAS 123(R). In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in our condensed consolidated statement of income for the first and second quarters of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of, December 31,

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

As of June 30, 2006, approximately $282 of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2006 does not consider the effect of stock options that may be issued in subsequent periods.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. The fair value for options granted in the three and six month periods ended June 30, 2005 is amortized over their vesting periods and estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.  During the three and six month periods ended June 30, 2006, no options were granted.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected volatility	0.39	0.39
Risk-free interest	2.5%	2.5%
Expected life (in years)	4	4

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(Unaudited)	(Unaudited)
Net income available to common stock, as reported	$3,983	$8,909
Add: Stock-based employee compensation—intrinsic value	1,286	1,897
Deduct: Stock-based employee compensation—fair value	(2,093)	(3,492)
Pro forma net income	$3,176	$7,314

Basic net earnings per share, as reported	$0.12	$0.26
Diluted net earnings per share, as reported	$0.11	$0.25

Pro forma basic net earnings per share	$0.09	$0.21
Pro forma diluted net earnings per share	$0.09	$0.21

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

h.              Impact of recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.” FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income  Taxes.”  This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is in the process of evaluating the possible impact of the adoption of FIN 48 on our consolidated financial statements.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” (“FAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FAS 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this statement will not have a material effect on our consolidated financial statements.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management believes this statement will not have a material effect on our consolidated financial statements.

i.                  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Long-Term Debt

a.               Composition

Our long-term debt is comprised as follows:

	December 31, 2005	June 30, 2006
		(Unaudited)
Banks (1)	$11,610	$9,976
Loans from others	1,546	1,561
	13,156	11,537
Less current maturities	6,862	6,598
	$6,294	$4,939

(1) The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2005 and June 30, 2006, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2005 was 6.75% and as of June 30, 2006 was 5.7%.

b.              Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate (%)		Amount
	December 31,	June 30,	December 31,	June 30,
	2005	2006	2005	2006
		(Unaudited)		(Unaudited)
In, or linked to dollar	5-6	5-6	$2,169	$1,561
In NIS - linked to CPI	6-8	6-8	10,987	9,976
			$13,156	$11,537

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

b.              Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 5 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2005 and June 30, 2006, is $36,168 and $37,568, respectively. We do not hold collateral to support guarantees when deemed necessary.

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

The redemption right was exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right was transferable by the employee to us for a cash payment linked, at the employee’s sole discretion, either to the Israeli CPI with NIS interest at the rate of 5% per year, or to the U.S. dollar with U.S. dollar interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999 up to the redemption date. Each of 272,976 options were exercisable to acquire one share of our common stock at a price of $3.49 and were redeemable at the NIS equivalent amount of $10.12 per option as of May 31, 2006. Each of 77,382 options were exercisable to acquire one share of our common stock at a price of $7.45 and were redeemable at the NIS equivalent amount of $7.63 per option as of May 31, 2006.

We accounted for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once we believed it was likely that the rights would be exercised in the future, a

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

liability was recorded at the then value of the redemption rights with a corresponding charge to compensation expense.

On  May 31, 2006, the redemption value of the redeemable options was higher than the difference between the market price of our shares and the strike price of the options. Although we had previously recorded all the expected redemption value, the holders of 289,836 options preferred to exercise their options and sell their shares and receive from us in cash only the difference between the redemption values and the proceeds they received from the sale. The holders of the remaining 60,522 options elected to fully redeem the options.

The net cash payment was therefore only $1,485 and the remaining balance of the previously recorded liability, or $1,868, was classified as equity.

b.              Total comprehensive income:
	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Net income	$3,983	$5,950	$8,909	$12,287
Foreign currency translation adjustments, net	(5,420)	6,350	(9,211)	3,535
Net unrealized losses (gains) on available-for-sale marketable securities	9	39	(58)	(21)
Comprehensive income (loss)	$(1,428)	$12,339	$(360)	$15,801

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues:
Managed Strategic Services (MSS)	$21,754	$22,331	$41,377	$41,894
Technologies & Systems Group (TSG)	11,104	12,635	22,751	27,420
Ness Europe	14,048	21,174	21,700	39,613
Ness Israel	41,192	44,255	83,870	88,314
Other	6,120	16,219	12,925	26,415
	$94,218	$116,614	$182,623	$223,656

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Operating Income (Loss):
Managed Strategic Services (MSS)	$1,903	$3,027	$3,352	$5,387
Technologies & Systems Group (TSG)	1,302	1,331	3,083	3,192
Ness Europe	1,685	2,404	2,482	3,917
Ness Israel	2,542	1,401	5,759	4,537
Other	(103)	1,101	(424)	1,595
Unallocated Expenses	(2,412)	(1,790)	(3,480)	(3,249)
	$4,917	$7,474	$10,772	$15,379

Our total revenues are attributed to geographic areas based on the location of the end customer.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

The following presents total revenues for the three and six month periods ended June 30, 2005 and 2006, and long-lived assets as of June 30, 2005 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$48,464	$52,577	$100,172	$105,502
United States	23,402	33,825	44,154	61,142
Europe	16,472	24,603	26,849	45,879
Asia and the Far East	4,460	4,445	8,816	8,960
Others	1,420	1,164	2,632	2,173
	$94,218	$116,614	$182,623	$223,656

	June 30,
	2005	2006
	(Unaudited)
Long-lived assets:
Israel	$99,503	$106,032
United States	60,243	72,943
Europe	8,738	19,974
Asia and the Far East	8,602	9,468
Others	7	13
	$177,093	$208,430

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

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 1,521,226, 1,143,316, 2,381,833, 581,536, and 2,381,833 for the year ended December 31, 2005, the three months ended June 30, 2005 and 2006, and the six months ended June 30, 2005 and 2006, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$3,983	$5,950	$8,909	$12,287

Denominator:
Weighted average number of shares of common stock	34,541	35,602	34,147	35,239
Denominator for basic net earnings per share	34,541	35,602	34,147	35,239
Effect of dilutive securities:
Employee stock options and warrants	1,103	1,116	1,447	1,096
Denominator for diluted net earnings per share—adjusted weighted average assuming exercise of options	35,644	36,718	35,594	36,335

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

We have operations in 15 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, our global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $116.6 million and $223.7 million for the three and six months ended June 30, 2006, respectively, from $94.2 million and $182.6 million for the three and six months ended June 30, 2005, respectively. Net income increased to $6.0 million and $12.3 million for the three and six months ended June 30, 2006, respectively, from $4.0 million and $8.9 million for the three and six months ended June 30, 2005, respectively.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2006, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted for approximately 38% of our revenues. For the three and six months ended June 30, 2006, the percentage of our revenues generated from agencies of the government of Israel was 9% and 9%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2006.

Our backlog as of June 30, 2006 was $532 million compared to $418 million as of June 30, 2005. This $114 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and six months ended June 30, 2006, the percentage of our revenues derived from clients in Israel was 45% and 47%, respectively; in the United States, 29% and 27%, respectively; in Europe, 21% and 21%, respectively; in Asia and the Far East, 4% and 4%, respectively; and in other countries, 1% and 1%, respectively.

For the three and six months ended June 30, 2006, we derived 45% and 44%, respectively, of our revenues from outsourcing (including offshore development); 32% and 32%, respectively, from system integration and application development; 15% and 14%, respectively, from software and consulting; 7% and 7%, respectively, from quality assurance and training; and 2% and 2%, respectively, from our other offerings.

As of June 30, 2006, we had approximately 7,160 employees, including approximately 6,280 IT professionals. Of the 7,160 employees, approximately 3,300 were in Israel, 2,225 were in India, 510 were in North America, 795 were in Europe and 330 were in the Asia Pacific region.

Recent Developments

There have been no significant developments since June 30, 2006.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.2	72.0	71.5	71.4
Gross profit	27.8	28.0	28.5	28.6
Operating expenses:
Selling and marketing	7.4	7.5	7.7	7.7
General and administrative	15.1	14.1	14.9	14.0
Total operating expenses	22.6	21.6	22.6	21.7
Operating income	5.2	6.4	5.9	6.9
Financial expenses, net	(0.5)	(0.5)	(0.5)	(0.3)
Other income, net	0.0	0.4	0.0	0.2
Income before taxes on income	4.7	6.3	5.4	6.8
Taxes on income	0.4	1.1	0.6	1.3
Equity in net losses of affiliates	0.0	(0.1)	0.0	0.0
Minority interests in losses of a subsidiary	—	—	0.1	—
Net income	4.2	5.1	4.9	5.5

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2005	2006	$	%
Revenues	$94,218	$116,614	22,396	23.8
Cost of revenues	68,046	83,981	15,935	23.4
Gross profit	$26,172	$32,633	6,461	24.7
Gross margin	27.8%	28.0%

Revenues

Our revenues increased from $94.2 million in the three months ended June 30, 2005 to $116.6 million in the three months ended June 30, 2006, representing an increase of $22.4 million, or 23.8%. A significant portion of the $16.4 million of revenue growth attributable to acquisitions made in the last twelve months was due to post-

acquisition growth resulting from synergies with Ness. Of the $22.4 million increase in revenues, $9.3 million represents growth in outsourcing and offshore engagements and $13.1 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure. There was no significant change in our billing rates, or prices, from the three months ended June 30, 2005 to the three months ended June 30, 2006.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $68.0 million in the three months ended June 30, 2005 to $84.0 million in the three months ended June 30, 2006, representing an increase of $15.9 million, or 23.4%. Approximately $12.2 million of this increase was attributable to acquisitions made in the last twelve months, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $3.7 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $26.2 million in the three months ended June 30, 2005 to $32.6 million in the three months ended June 30, 2006, representing an increase of $6.5 million, or 24.7%. The increase was primarily due to our increase in revenues. A significant portion of the $4.2 million of gross profit increase attributable to acquisitions made in the last twelve months was due to post-acquisition revenue growth resulting from synergies with Ness, and $2.3 million was related to our other revenue growth. Gross margin for the three months ended June 30, 2006 was 28.0%, compared to 27.8% in the three months ended June 30, 2005. This increase in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2005	2006	$	%
Selling and marketing	$7,002	$8,733	1,731	24.7
General and administrative	14,253	16,426	2,173	15.3
Total operating expenses	21,255	25,159	3,904	18.4
Operating income	$4,917	$7,474	2,557	52.0

Selling and marketing

Selling and marketing expenses increased from $7.0 million in the three months ended June 30, 2005 to $8.7 million in the three months ended June 30, 2006, representing an increase of $1.7 million, or 24.7%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions in the last twelve months, representing $0.3 million, amortization of backlog and customer relations related to acquisitions, representing $0.6 million, and an increase in marketing expenses, sales commissions and sales expenses needed to support our revenue growth, representing $0.8 million.

General and administrative

General and administrative expenses increased from $14.3 million in the three months ended June 30, 2005 to $16.4 million in the three months ended June 30, 2006, representing an increase of $2.2 million, or 15.3%. This increase was due primarily to our acquisitions in the last twelve months, representing $2.2 million, and general and administrative expenses associated with the reorganization of our Ness Israel segment, representing $0.4 million, offset by lower stock-based compensation expenses, representing $1.0 million.

Operating Income

Operating income increased from $4.9 million in the three months ended June 30, 2005 to $7.5 million in the three months ended June 30, 2006, representing an increase of $2.6 million, or 52.0%. The major factors contributing to this increase were the growth in operating income of our Managed Strategic Services, Ness Europe and Other segments, representing $1.1 million, $0.7 million and $1.2 million, respectively, and a decrease in unallocated expenses, representing $0.6 million, offset by a decrease in the operating income of our Ness Israel segment, representing $1.1 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2005	2006	$	%
Operating income	$4,917	$7,474	2,557	52.0
Financial expenses, net	(494)	(577)	(83)	16.8
Other income, net	10	483	473	4,730
Income before taxes on income	4,433	7,380	2,947	66.5
Taxes on income	423	1,340	917	216.7
Equity in net losses of affiliates	(27)	(90)	(63)	233.3
Net income	$3,983	$5,950	1,967	49.4

Financial expenses, net

Financial expenses, net, increased from $0.5 million in the three months ended June 30, 2005 to $0.6 million in the three months ended June 30, 2006, representing an increase of $0.1 million, or 16.7%. The increase was due primarily to the significant decrease in net cash to a level of $0.9 million, which resulted in an increase in interest expense on loans, representing $0.1 million, and the effects of foreign exchange rate changes as moderated by our hedging of foreign currencies, representing $0.2 million, offset by an increase in interest income on deposits, representing $0.2 million.

Other income, net

Other income, net, increased from $10,000 in the three months ended June 30, 2005 to $0.5 million in the three months ended June 30, 2006. This increase was primarily due to consideration received for a third party transaction, representing $0.4 million, net of expenses.

Taxes on income

Our taxes on income increased from $0.4 million in the three months ended June 30, 2005 to $1.3 million in the three months ended June 30, 2006, representing an increase of $0.9 million, or 217%. This increase was primarily attributable to the increase in our income before taxes, representing $0.3 million, and an increase in income before taxes from geographies with higher tax rates as well as from higher taxes on certain revenues and other income, net, together representing $0.6 million.

Equity in net losses of affiliates

Equity in net losses of affiliates increased from $27,000 for the three months ended June 30, 2005 to $0.1 million in the three months ended June 30, 2006. This change was not significant.

Net Income

Net income increased from $4.0 million in the three months ended June 30, 2005 to $6.0 million in the three months ended June 30, 2006, representing an increase of $2.0 million, or 49.4%. The increase in net income was due primarily to our increase in operating income of $2.6 million and our increase in other income, net, of $0.5 million, partially offset by our increase in taxes on income of $0.9 million.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2005	2006	$	%
Revenues	$182,623	$223,656	41,033	22.5
Cost of revenues	130,624	159,697	29,073	22.3
Gross profit	$51,999	$63,959	11,960	23.0
Gross margin	28.5%	28.6%

Revenues

Our revenues increased from $182.6 million in the six months ended June 30, 2005 to $223.7 million in the six months ended June 30, 2006, representing an increase of $41.0 million, or 22.5%. A significant portion of the $28.9 million of revenue growth attributable to acquisitions was due to post-acquisition growth resulting from synergies with Ness. Of the $41.0 million increase in revenues, $16.5 million represents growth in outsourcing and offshore engagements and $24.5 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure. There was no significant change in our billing rates, or prices, from the six months ended June 30, 2005 to the six months ended June 30, 2006.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $130.6 million in the six months ended June 30, 2005 to $159.7 million in the six months ended June 30, 2006, representing an increase of $29.1 million, or 22.3%. Approximately $20.6 million of this increase was attributable to acquisitions made in the last twelve months, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $8.5 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $52.0 million in the six months ended June 30, 2005 to $64.0 million in the six months ended June 30, 2006, representing an increase of $12.0 million, or 23.0%. The increase was primarily due to our increase in revenues. A significant portion of the $8.3 million of gross profit increase attributable to acquisitions made in the last twelve months was due to post-acquisition revenue growth resulting from synergies with Ness, and $3.7 million was related to our other revenue growth. Gross margin for the six months ended June 30, 2006 was 28.6%, compared to 28.5% in the six months ended June 30, 2005. This increase in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2005	2006	$	%
Selling and marketing	$14,033	$17,224	3,191	22.7
General and administrative	27,194	31,356	4,162	15.3
Total operating expenses	41,227	48,580	7,353	17.8
Operating income	$10,772	$15,379	4,607	42.8

Selling and marketing

Selling and marketing expenses increased from $14.0 million in the six months ended June 30, 2005 to $17.2 million in the six months ended June 30, 2006, representing an increase of $3.2 million, or 22.7%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions in the last twelve months, representing $1.5 million, amortization of backlog and customer relations related to acquisitions, representing $1.3 million, and an increase in marketing expenses, sales commissions and sales expenses needed to support our revenue growth, representing $0.4 million.

General and administrative

General and administrative expenses increased from $27.2 million in the six months ended June 30, 2005 to $31.4 million in the six months ended June 30, 2006, representing an increase of $4.2 million, or 15.3%. This increase was due primarily to our acquisitions in the last twelve months, representing $2.7 million, general and administrative expenses associated with the reorganization of our Ness Israel segment, representing $0.9 million, and the rollout of long-term retention programs and bonuses, representing $0.6 million, offset by lower stock-based compensation expenses, representing $1.4 million.

Operating Income

Operating income increased from $10.8 million in the six months ended June 30, 2005 to $15.4 million in the six months ended June 30, 2006, representing an increase of $4.6 million, or 42.8%. The major factors contributing to this increase were the growth in operating income of our Managed Strategic Services, Ness Europe and Other segments, representing $2.0 million, $1.4 million and $2.0 million, respectively, and a decrease in unallocated expenses, representing $0.2 million, offset by a decrease in the operating income of our Ness Israel segment, representing $1.2 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2005	2006	$	%
Operating income	$10,772	$15,379	4,607	42.8
Financial expenses, net	(914)	(638)	276	(30.2)
Other income, net	4	444	440	11,000
Income before taxes on income	9,862	15,185	5,323	54.0
Taxes on income	1,025	2,808	1,783	173.9
Equity in net losses of affiliates	(29)	(90)	(61)	210.3
Minority interests in losses of a subsidiary	101	—	(101)	(100.0)
Net income	$8,909	$12,287	3,378	37.9

Financial expenses, net

Financial expenses, net, decreased from $0.9 million in the six months ended June 30, 2005 to $0.6 million in the six months ended June 30, 2006, representing a decrease of $0.3 million, or 30.2%. The decrease was due primarily to an increase in interest income on deposits, representing $0.5 million,  partially offset by the effects of foreign exchange rate changes as moderated by our hedging of foreign currencies, representing $0.2 million.

Other income, net

Other income, net, increased from $4,000 in the six months ended June 30, 2005 to $0.4 million in the six months ended June 30, 2006. This increase was primarily due to consideration received for a third party transaction, representing $0.4 million, net of expenses.

Taxes on income

Our taxes on income increased from $1.0 million in the six months ended June 30, 2005 to $2.8 million in the six months ended June 30, 2006, representing an increase of $1.8 million, or 174%. This increase was primarily attributable to the increase in our income before taxes, representing $0.6 million, a lower utilization of tax loss carry forwards compared to the year-ago period, representing $0.5, and an increase in income before taxes from geographies with higher tax rates as well as from higher taxes on certain revenues and other income, net, together representing $0.7 million.

Equity in net losses of affiliates

Equity in net losses of affiliates increased from $29,000 for the six months ended June 30, 2005 to $0.1 million in the six months ended June 30, 2006. This change was not significant.

Minority interests in losses of a subsidiary

Minority interests in losses of a subsidiary changed from $0.1 million in the six months ended June 30, 2005 to zero in the six months ended June 30, 2006. This change was not significant.

Net Income

Net income increased from $8.9 million in the six months ended June 30, 2005 to $12.3 million in the six months ended June 30, 2006, representing an increase of $3.4 million, or 37.9%. The increase in net income was due primarily to our increase in operating income of $4.6 million, our increase in other income, net, of $0.4 million and our decrease in financial expenses of $0.3 million, partially offset by our increase in taxes on income of $1.8 million.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Segment Data:
Revenues:
Managed Strategic Services (MSS)	$21,754	$22,331	$41,377	$41,894
Technologies & Systems Group (TSG)	11,104	12,635	22,751	27,420
Ness Europe	14,048	21,174	21,700	39,613
Ness Israel	41,192	44,255	83,870	88,314
Other	6,120	16,219	12,925	26,415
	$94,218	$116,614	$182,623	$223,656
Operating Income (Loss):
Managed Strategic Services (MSS)	$1,903	$3,027	$3,352	$5,387
Technologies & Systems Group (TSG)	1,302	1,331	3,083	3,192
Ness Europe	1,685	2,404	2,482	3,917
Ness Israel	2,542	1,401	5,759	4,537
Other	(103)	1,101	(424)	1,595
Unallocated Expenses	(2,412)	(1,790)	(3,480)	(3,249)
	$4,917	$7,474	$10,772	$15,379

Liquidity and Capital Resources

Overview

As of June 30, 2006, we had cash, cash equivalents and short-term bank deposits of $57.0 million compared to $73.1 million as of December 31, 2005. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2005	2006
Net cash used in operating activities	$(7,409)	$(19,131)
Net cash used in investing activities	(8,771)	(4,210)
Net cash provided by financing activities	6,369	24,481
Effect of exchange rate changes on cash and cash equivalents	(2,511)	(1,898)
Decrease in cash and cash equivalents	(12,322)	(758)
Cash and cash equivalents at the beginning of the period	104,229	33,579
Cash and cash equivalents at the end of the period	$91,907	$32,821

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net cash used in operating activities was $19.1 million in the six months ended June 30, 2006, compared to $7.4 million in the six months ended June 30, 2005. The major factors contributing to the change were tax payments to the Israeli Tax Authority related to prior periods, representing $10.3 million and a decrease in trade payables in our Ness Europe segment associated with the entities it acquired in 2005, representing $8.5 million.

Net cash used in investing activities was $4.2 million in the six months ended June 30, 2006, compared with $8.8 million in the six months ended June 30, 2005. The major factors contributing to the decrease were payments in respect of the acquisitions we made during the first half of 2006, representing $15.8 million, net of cash acquired, offset by the sale of short-term bank deposits and marketable securities, representing $18.9 million.

Net cash provided by financing activities was $24.5 million in the six months ended June 30, 2006, compared with $6.4 million in the six months ended June 30, 2005. The change was primarily due to an increase in short-term bank loans and credit, representing $21.0 million, offset by lower proceeds from employee exercises of stock options, representing $2.9 million.

The effect of exchange rate changes on cash and cash equivalents was ($1.9) million in the six months ended June 30, 2006, compared to ($2.5) million in the six months ended June 30, 2005. The change was primarily due to long-term inter-company balances, representing $1.4 million.

Long-term and Short-term Debt

At June 30, 2006, we had aggregate short-term and long-term bank and other borrowings of $56.0 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 4.5% to 7.5% and a weighted average interest rate of approximately 5.7%, with maturities of one to four years. These aggregate bank borrowings included $23.0 million from Bank Hapoalim, with an interest rate of approximately 4.5% and maturity of one year; $9.5 million from Israel Discount Bank, with interest rates of approximately 6.2% to 7.5% and maturities of one to three years; $8.6 million from Mizrahi Bank, with interest rates of 6.0% to 7.0% and maturities of one to two years; $5.3 million from Bank Leumi, with an interest rate of approximately 6.2% and maturity of one year; and $9.6 million from three other lenders, in amounts ranging from $0.8 million to $2.9 million, with interest rates of approximately 5.8% to 6.8% and maturities of up to four years. The maximum interest rate for our dollar-linked borrowings was approximately 4.5%, and for NIS index linked borrowings was approximately 7.5%.

At June 30, 2006, we had a net cash position of $0.9 million, compared to $40.7 as of December 31, 2005. Net cash decreased during the first half of 2006 primarily due to non-recurring uses of cash, such as payments in respect of acquisitions, representing $18.8 million, net of cash acquired, and tax payments to the Israeli Tax Authority related to prior periods, representing $10.5 million. Despite this reduction in net cash, we have been able to maintain relatively low financial expenses.

Our only material indebtedness is amounts owed by Ness Technologies Holdings Ltd., one of our subsidiaries, to Bank Hapoalim and Israel Discount Bank. The shares of two of our Israeli subsidiaries are pledged to these banks as security for borrowings under the agreements. We are currently in the process of canceling the pledges on these shares. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

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

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of June 30, 2006, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral.

Anticipated Needs

We intend to fund future growth through future cash flow from operations, available bank borrowings and the remaining net proceeds of our initial public offering. We believe the remaining balance of the proceeds of our initial public offering, together with borrowings and future cash flow from operations, will be sufficient to fund continuing operations for the foreseeable future. In order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to enhance our infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all.

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

We have direct operations in 15 different countries and relationships in many other parts of the world. Our contracts with customers are in local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Beginning in the second quarter of 2005, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2006 Annual Meeting of Stockholders held on June 26, 2006 (the “Annual Meeting”): (1) election of directors, and (2) ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm for the year ending December 31, 2006.  The number of shares of common stock outstanding and eligible to vote as of the record date of April 27, 2006 was 35,468,798.

Each of these matters was approved by the requisite vote of our stockholders.  Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the respective matters, including a separate tabulation with respect to each nominee for director:

Nominee	For	Withheld
Aharon Fogel	28,720,250	257,265
Raviv Zoller	28,901,779	75,736
Dr. Henry Kressel	28,322,263	655,252
Morris Wolfson	28,217,267	760,248
Dr. Satyam C. Cherukuri	28,915,116	62,399
Dan S. Suesskind	28,915,116	62,399
Dr. Kenneth A. Pickar	28,917,229	60,286

Proposal	For	Against	Abstain	Broker Non-Vote
Ratification of Auditors	28,902,269	56,783	18,463	0

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date:	August 8, 2006	By:	/s/ Raviv Zoller
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)
Date:	August 8, 2006	By:	/s/ Ytzhak Edelman
Ytzhak Edelman
Chief Financial Officer and deputy to the CEO
(Principal financial and accounting officer)

38

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