Form 10-Q
period 2006-09-30
NESS TECHNOLOGIES INC
filed 2006-11-08
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 36,750,316 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,579	$40,186
Short-term bank deposits	39,561	4,862
Marketable securities	2,651	—
Trade receivables (net of allowance for doubtful accounts of $2,320 and $2,731 at December 31, 2005 and September 30, 2006 (unaudited), respectively)	99,097	103,567
Unbilled receivables	21,500	39,459
Other accounts receivable and prepaid expenses	13,664	19,459
Inventories and work in progress	2,506	888

Total current assets	212,558	208,421

LONG-TERM ASSETS:
Long-term prepaid expenses	4,816	6,482
Marketable securities	32	118
Trade and unbilled receivables	7,045	12,133
Deferred income taxes	5,271	3,884
Severance pay fund	35,845	41,270

Total long-term assets	53,009	63,887

PROPERTY AND EQUIPMENT, NET	21,308	25,418

INTANGIBLE ASSETS, NET	7,938	9,028

GOODWILL	159,421	186,324

Total assets	$454,234	$493,078

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	September 30,
	2005	2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$21,011	$25,639
Current maturities of long-term debt	6,862	6,387
Trade payables	35,259	28,512
Advances from customers	7,670	9,078
Other accounts payable and accrued expenses	82,657	79,410

Total current liabilities	153,459	149,026

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,294	2,697
Excess of losses over investment in affiliates	257	480
Accrued severance pay	39,722	45,295

Total long-term liabilities	46,273	48,472

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value -
Authorized: 76,500,000 shares at December 31, 2005 and at September 30, 2006 (unaudited); Issued and outstanding: 34,771,837 shares at December 31, 2005 and 36,267,424 shares at September 30, 2006 (unaudited)	348	363
Additional paid-in capital	282,642	295,019
Accumulated other comprehensive loss	(13,559)	(5,098)
Retained earnings (accumulated deficit)	(14,929)	5,296

Total stockholders’ equity	254,502	295,580

Total liabilities and stockholders’ equity	$454,234	$493,078

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Revenues	$97,719	$119,135	$280,342	$342,791
Cost of revenues (*)	69,628	85,095	200,252	244,792

Gross profit	28,091	34,040	80,090	97,999

Operating expenses:
Selling and marketing	7,081	8,391	21,114	25,615
General and administrative (*)	13,344	15,489	40,538	46,845

Total operating expenses	20,425	23,880	61,652	72,460

Operating income	7,666	10,160	18,438	25,539
Financial expenses, net	(383)	(492)	(1,297)	(1,130)
Other income (expenses), net	(14)	(8)	(10)	436

Income before taxes on income	7,269	9,660	17,131	24,845
Taxes on income	1,252	1,709	2,277	4,517
Equity in net losses of affiliates	—	(13)	(29)	(103)
Minority interests in losses of a subsidiary	—	—	101	—

Net income	$6,017	$7,938	$14,926	$20,225

Basic net earnings per share	$0.17	$0.22	$0.43	$0.57

Diluted net earnings per share	$0.17	$0.22	$0.42	$0.56

(*)   Expenses include stock-based compensation, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Cost of revenues	$—	$—	$98	$—
General and administrative	76	204	1,875	495

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2005	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$14,926	$20,225
Adjustments required to reconcile net income to net cash used in operating activities:
Stock-based compensation-related expenses	2,085	471
Equity in net losses of affiliates	29	103
Minority interests in losses of a subsidiary	(101)	—
Currency fluctuation of long-term debt	2,281	353
Accrued interest on long-term debt	(634)	(1,347)
Depreciation and amortization	6,448	8,594
Deferred income taxes, net	(1,412)	1,383
Loss on sale of property and equipment	21	105
Decrease (increase) in trade receivables	(15,561)	2,010
Increase in unbilled receivables	(10,271)	(18,554)
Increase in other accounts receivable and prepaid expenses	(77)	(5,575)
Decrease (increase) in inventories and work in progress	(1,231)	1,824
Increase in long-term prepaid expenses	(1,666)	(1,026)
Decrease in trade payables	(9,308)	(10,049)
Increase (decrease) in advances from customers	(3,608)	862
Increase (decrease) in other accounts payable and accrued expenses	8,212	(11,352)
Tax benefits related to exercise of options	—	628
Increase (decrease) in accrued severance pay, net	598	(103)

Net cash used in operating activities	(9,269)	(11,448)

Cash flows from investing activities:
Net cash paid for acquisition of consolidated subsidiaries (a)	(4,364)	(13,683)
Additional payments in connection with acquisitions of subsidiaries in prior periods	—	(5,162)
Acquisition of minority interest in a subsidiary (b)	(114)	—
Proceeds from maturity of short-term bank deposits	—	35,211
Proceeds from sale of marketable securities	387	2,779
Acquisition of available-for-sale marketable securities	(5,202)	—
Proceeds from sale of property and equipment	149	597
Purchase of property and equipment and capitalization of software development costs for internal use	(6,012)	(9,396)
Capitalization of software development costs	(1,633)	(255)

Net cash provided by (used in) investing activities	(16,789)	10,091

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2005	2006
	(Unaudited)
Cash flows from financing activities:
Exercise of options and warrants	$9,132	$9,376
Short-term bank loans and credit, net	5,116	1,128
Proceeds from long-term debt	21,216	—
Principal payments of long-term debt	(34,345)	(4,038)

Net cash provided by financing activities	1,119	6,466

Effect of exchange rate changes on cash and cash equivalents	(4,987)	1,498

Increase (decrease) in cash and cash equivalents	(29,926)	6,607
Cash and cash equivalents at the beginning of the period	104,229	33,579

Cash and cash equivalents at the end of the period	$74,303	$40,186

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Interest	$895	$1,384
Taxes	$897	$12,715

(a)	In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the date of the related acquisition were as follows:

Working capital (capital deficiency), net (excluding cash and cash equivalents)	$(1,859)	$(1,777)
Long-term assets	—	519
Property and equipment	2,353	—
Other assets	48	(214)
Long-term loans	(1,601)	2,488
Customer relations and backlog	680	14,886
Goodwill	3,744	4,773
Workforce	1,069	(8,225)
Accrual for additional consideration to be paid subsequent to the balance sheet date	—	—
Accrued severance pay, net	(70)	$13,683
Net cash used in acquisitions of consolidated subsidiaries	$4,364	434

(b)

In conjunction with the acquisition of the minority interest in a subsidiary during the nine months ended September 30, 2005, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

Minority interest	$197	$—
Goodwill	3,196	—
Customer-related intangible assets	139	—
	3,532	—
Issuance of shares	(3,418	—
Net cash used in acquisition of a consolidated subsidiary	$114	$—

(c)	Non-cash financing activity:

Capitalization of redeemable options accrual upon partial exercise of options	$—	$1,868

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

Note 2: Significant Accounting Policies

a.               Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2006, our consolidated results of operations for the three and nine months ended September 30, 2005 and 2006, and our consolidated cash flows for the nine months ended September 30, 2005 and 2006.

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

Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to Ness Romania’s assets and liabilities (as of the acquisition date, except for goodwill, which was updated to include the additional payments) as follows:

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

b.              The value assigned to the customer-related intangibles amounted to $680. The fair value of Radix’s customer-related intangibles was determined using the Income Approach.

3.           Ness DM a.s.

On June 1, 2005, we acquired all of the outstanding shares of Efcon a.s. (“Efcon”), a provider of IT services and solutions based in the Czech Republic. The purchase price was €0.6 million, or $738, consisting of €350,000 paid at closing and €250,000 paid in July 2005. An additional

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

payment of €0.2 million, or $237, was made in February 2006 based on achievement of certain 2005 performance goals. The additional payment was accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. Efcon became a wholly-owned subsidiary of Ness Czech s.r.o., a part of our Ness Europe group, and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date. Following the acquisition, Efcon changed its name to Ness DM a.s.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values. Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, we have allocated the total cost of the acquisition to Ness DM’s assets and liabilities (as of the acquisition date, except for goodwill, which was updated to include the additional payment) as follows:

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

6.           Innova

On February 28, 2006, we acquired all of the outstanding shares of Olas Software Solutions, Inc., d/b/a Innova Solutions (“Innova”), a provider of IT services and solutions based in the United States and India. We acquired the outstanding shares for cash consideration of $15,000 and related purchase costs of approximately $249. Additional payments of up to $10,000 are required to be made in April 2007 and April 2008 based on achievement of certain revenue and operating income milestones for the years 2006 and 2007, respectively. We have provided for a payment of $8,225 related to the milestones of 2006. Currently, we cannot estimate the probability of achieving the milestones of 2007.

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

Cash and cash equivalents	$1,566
Trade receivables	3,527
Other accounts receivable	1,310
Property and equipment	1,233
Other long-term assets	519
Intangible assets:
Customer relations	1,848
Backlog	640
Workforce	4,773
Goodwill	14,886
Total assets acquired	30,302
Liabilities assumed:
Accounts payable and other accrued expenses	4,606
Other current liabilities	2,008
Accrual for additional consideration to be paid subsequent to the balance sheet date	8,225
Long-term liabilities	214
Total liabilities assumed	15,053
Net assets acquired	$15,249

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The allocation of the purchase price reflected in the consolidated balance sheet is according to a valuation of Innova's current assets, current liabilities, long-term liabilities, property and equipment, other long-term assets and intangible assets.

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.               Innova’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.

b.              The value assigned to the customer-related intangibles amounted to $2,488. The fair value of Innova’s customer-related intangibles was determined using the Income Approach. Customer relations is amortized over its useful life, estimated as 4.83 years. Backlog is amortized according to its expected revenue recognition schedule.

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

In the nine months ended September 30, 2006, we recorded additional goodwill resulting from the acquisition of Innova and additional consideration to be paid subsequent to the balance sheet date, together representing $19,659.

We have elected to perform our annual goodwill impairment test during the fourth quarter of the year. No indications of impairment were identified during the three and nine months ended September 30, 2006.

g.              Accounting for stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective transition method. SFAS 123(R) requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable service period. Under the modified prospective method, compensation expense is recognized for all share-based payments issued on or after January 1, 2006 and for all share-based payments issued to employees prior to January 1, 2006 that remain unvested.

Our results of operations for the three and nine months ended September 30, 2006 include expenses of $204 and $495, respectively, in operating expense related to the adoption of SFAS 123(R). In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Adoption of SFAS 123(R) did not change our accounting for share-based payments issued to non-employees.

Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS 123 had been applied to stock-based compensation. Under APB Opinion No. 25, the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, therefore, no share-based compensation expense was recognized in our condensed consolidated statement of income.

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

As of September 30, 2006, approximately $218 of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a weighted-average period of 2.25 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2006 does not consider the effect of stock options that may be issued in subsequent periods.

During the six months ended June 30, 2006, no options were granted. During the three months ended September 30, 2006, we extended the term of certain options previously granted to Aharon Fogel, our Chairman of the Board, and Raviv Zoller, our President and CEO, representing 366,262 and 154,323 options, respectively, to February 28, 2007, and we granted 26,974 options to a former employee. Our results of operations include expenses of $195 related to these modifications.

The fair value for options granted in the three and nine month periods ended September 30, 2005 and the options extended and granted in the three and nine months ended September 30, 2006 is amortized over their vesting periods and estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three and nine months ended September 30, 2005	Three and nine months ended September 30, 2006
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected volatility	0.38	0.31
Risk-free interest	4.25%	5.15%
Expected life (in years)	4	0.52

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(Unaudited)	(Unaudited)
Net income available to common stock, as reported	$6,017	$14,926
Add: Stock-based employee compensation – intrinsic value	76	1,973
Deduct: Stock-based employee compensation – fair value	(708)	(4,201)
Pro forma net income	$5,385	$12,698

Basic net earnings per share, as reported	$0.17	$0.43
Diluted net earnings per share, as reported	$0.17	$0.42

Pro forma basic net earnings per share	$0.16	$0.37
Pro forma diluted net earnings per share	$0.15	$0.36

h.              Impact of recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires recognition of the funded status of benefit plans in statements of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules; and it modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect that the adoption of SFAS No. 158 would have on our financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.” FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 applies to all tax positions related to income taxes subject to Financial

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of evaluating the possible impact of the adoption of FIN 48 on our consolidated financial statements.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” (“FAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FAS 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this statement will not have a material effect on our consolidated financial statements.

 In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management believes this statement will not have a material effect on our consolidated financial statements.

i.                  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Long-Term Debt

a.               Composition

Our long-term debt is comprised as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	December 31, 2005	September 30, 2006
		(Unaudited)
Banks (1)	$11,610	$8,660
Loans from others	1,546	424
	13,156	9,084
Less current maturities	6,862	6,387
	$6,294	$2,697

(1)            The long-term loans default upon the failure of any of our subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2005 and September 30, 2006, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2005 was 6.75% and as of September 30, 2006 was 6.57%.

b.              Classification

Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate (%)		Amount
	December 31,	September 30,	December 31,	September 30,
	2005	2006	2005	2006
		(Unaudited)		(Unaudited)
In, or linked to dollar	5-6	5-6	$2,169	$424
In NIS - linked to CPI	6-8	6-8	10,987	8,660
			$13,156	$9,084

c.               Maturities

The liabilities mature as follows:

As of December 31,
2006 (current maturity)	$ 6,862
2007	4,158
2008	1,080
2009	1,056
$ 13,156

Note 4: Commitments and Contingent Liabilities

a.               Litigation

There are several outstanding claims filed against our subsidiaries by ex-employees and others. Our management believes that the provision in our consolidated financial statements and our insurance coverage are adequate to cover probable costs arising from these matters.

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have breached the Contract by not timely delivering the required software. The insurance company has issued a contract termination notice and is demanding payment of the amounts

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

paid so far, as well as unspecified damages. Furthermore, termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not breached the Contract and that the delays were caused by the insurance company’s actions. The Contract provides for mandatory arbitration, which has not yet commenced, in which we intend to vigorously defend our position. The total scope of the project is approximately $9.0 million and the amount paid so far is $5.3 million. We can give no assurance at the present time of the exposure, if any, for these claims, but we believe that our liability insurance policy should cover such exposure. Accordingly, we concluded that no accrual is required in our consolidated financial statements as of September 30, 2006 in connection with the insurance company’s demand for repayments of amounts paid to us so far or for unspecified damages. In addition, we have not written off amounts we believe the insurance company owes us as of the balance sheet date based on the agreement. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

b.              Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2005 and September 30, 2006, is $36,168 and $38,525, respectively. Included in these amounts are guaranties provided to the insurance company described in Note 4(a) above, which might require us to make future payments related to the agreement in the maximum amount of $2,060 as of September 30, 2006. No accrual was provided in the consolidated financial statements as of September 30, 2006 in connection with these contingencies. We do not hold collateral to support guarantees when deemed necessary.

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

We accounted for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once we believed it was likely that the rights would be exercised in the future, a liability was recorded at the then value of the redemption rights with a corresponding charge to compensation expense.

On May 31, 2006, the redemption value of the redeemable options was higher than the difference between the market price of our shares and the strike price of the options. We had previously recorded all

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

the expected redemption value. The holders of 289,836 options preferred to exercise their options and sell their shares and receive from us in cash only the difference between the redemption values and the proceeds they received from the sale. The holders of the remaining 60,522 options elected to fully redeem the options.

The net cash payment was therefore only $1,485 and the remaining balance of the previously recorded liability, or $1,868, was classified as equity.

b.              Total comprehensive income:
	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Net income	$6,017	$7,938	$14,926	$20,225
Foreign currency translation adjustments, net	255	4,925	(8,956)	8,460
Net unrealized losses (gains) on available-for-sale marketable securities	(86)	43	(28)	23
Comprehensive income (loss)	$6,186	$12,906	$5,942	$28,708

c.               Option exercises:

In the nine months ended September 30, 2006, a total of 1,495,587 options were exercised into common stock, including the aforementioned redeemable options, for aggregate consideration of $9,376.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues:
Managed Strategic Services (MSS)	$18,998	$18,935	$60,375	$60,829
Technologies & Systems Group (TSG)	12,414	14,538	35,165	41,958
Ness Europe	14,624	19,285	36,324	58,898
Ness Israel	43,700	50,652	127,570	138,966
Other	7,983	15,725	20,908	42,140
	$97,719	$119,135	$280,342	$342,791

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Operating Income (Loss):
Managed Strategic Services (MSS)	$1,770	$2,243	$5,122	$7,630
Technologies & Systems Group (TSG)	1,869	2,275	4,952	5,467
Ness Europe	1,683	1,493	4,165	5,410
Ness Israel	4,065	4,621	9,824	9,158
Other	72	870	(352	2,465
Unallocated Expenses	(1,793)	(1,342	(5,273	(4,591
	$7,666	$10,160	$18,438	$25,539

Our total revenues are attributed to geographic areas based on the location of the end customer.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The following presents total revenues for the three and nine month periods ended September 30, 2005 and 2006, and long-lived assets as of September 30, 2005 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$52,842	$60,362	$153,014	$165,864
United States	21,222	28,532	65,376	89,674
Europe	17,535	24,970	44,384	70,849
Asia and the Far East	4,697	4,178	13,513	13,138
Others	1,423	1,093	4,055	3,266
	$97,719	$119,135	$280,342	$342,791

	September 30,
	2005	2006
	(Unaudited)
Long-lived assets:
Israel	$100,636	$109,785
United States	60,140	82,024
Europe	7,945	19,472
Asia and the Far East	8,587	9,477
Others	15	12
	$177,323	$220,770

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

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 1,230,265, 1,183,597, 2,203,644, 782,223 and 2,372,532 for the year ended December 31, 2005, the three months ended September 30, 2005 and 2006, and the nine months ended September 30, 2005 and 2006, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$6,017	$7,938	$14,926	$20,225

Denominator:
Weighted average number of shares of common stock	34,648	35,910	34,314	35,471
Denominator for basic net earnings per share	34,648	35,910	34,314	35,471
Effect of dilutive securities:
Employee stock options and warrants	851	987	1,248	956
Denominator for diluted net earnings per share – adjusted weighted average assuming exercise of options	35,499	36,897	35,562	36,427

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

Our revenues increased to $119.1 million and $342.8 million for the three and nine months ended September 30, 2006, respectively, from $97.7 million and $280.3 million for the three and nine months ended September 30, 2005, respectively. Net income increased to $7.9 million and $20.2 million for the three and nine months ended September 30, 2006, respectively, from $6.0 million and $14.9 million for the three and nine months ended September 30, 2005, respectively.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2006, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted for approximately 29% and 33% of our revenues, respectively. For the three and nine months ended September 30, 2006, the percentage of our revenues generated from agencies of the government of Israel was 9%. Existing clients from prior years generated more than 85% of our revenues in the three and nine months ended September 30, 2006.

Our backlog as of September 30, 2006 was $548 million compared to $439 million as of September 30, 2005. This $109 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and nine months ended September 30, 2006, the percentage of our revenues derived from clients in Israel was 51% and 48%, respectively; in the United States, 24% and 26%, respectively; in Europe, 21% and 21%, respectively; in Asia and the Far East, 4% and 4%, respectively; and in other countries, 1% and 1%, respectively.

For the three and nine months ended September 30, 2006, we derived 42% and 44%, respectively, of our revenues from outsourcing (including offshore development); 33% and 32%, respectively, from system integration and application development; 16% and 15%, respectively, from software and consulting; 7% and 7%, respectively, from quality assurance and training; and 2% and 2%, respectively, from our other offerings.

As of September 30, 2006, we had approximately 7,240 employees, including approximately 6,365 IT professionals. Of the 7,240 employees, approximately 3,380 were in Israel, 2,165 were in India, 500 were in North America, 815 were in Europe and 375 were in the Asia Pacific region.

Recent Developments

There have been no significant developments since September 30, 2006.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.3	71.4	71.4	71.4
Gross profit	28.7	28.6	28.6	28.6

Operating expenses:
Selling and marketing	7.2	7.0	7.5	7.5
General and administrative	13.7	13.0	14.5	13.7
Total operating expenses	20.9	20.0	22.0	21.1

Operating income	7.8	8.5	6.6	7.5
Financial expenses, net	(0.4)	(0.4)	(0.5)	(0.3)
Other income, net	0.0	0.0	0.0	0.1
Income before taxes on income	7.4	8.1	6.1	7.2

Taxes on income	1.3	1.4	0.8	1.3
Equity in net losses of affiliates	—	0.0	0.0	0.0
Minority interests in losses of a subsidiary	—	—	0.0	—
Net income	6.2	6.7	5.3	5.9

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended
	September 30,		Increase
	2005	2006	$	%

Revenues	$97,719	$119,135	21,416	21.9
Cost of revenues	69,628	85,095	15,467	22.2
Gross profit	$28,091	$34,040	5,949	21.2
Gross margin	28.7%	28.6%

Revenues

Our revenues increased from $97.7 million in the three months ended September 30, 2005 to $119.1 million in the three months ended September 30, 2006, representing an increase of $21.4 million, or 21.9%. A significant portion of the $13.3 million of revenue growth attributable to acquisitions made in the last twelve months was due to post-acquisition growth resulting from synergies with Ness. Of the $21.4 million increase in revenues, $5.0 million represents growth in outsourcing and offshore engagements and $16.3 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure. There was no significant change in our billing rates, or prices, from the three months ended September 30, 2005 to the three months ended September 30, 2006.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $69.6 million in the three months ended September 30, 2005 to $85.1 million in the three months ended September 30, 2006, representing an increase of $15.5 million, or 22.2%. Approximately $10.2 million of this increase was attributable to acquisitions made in the last twelve months, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $5.3 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $28.1 million in the three months ended September 30, 2005 to $34.0 million in the three months ended September 30, 2006, representing an increase of $5.9 million, or 21.2%. The increase was primarily due to our increase in revenues. A significant portion of the $3.6 million of gross profit increase attributable to acquisitions made in the last twelve months was due to post-acquisition revenue growth resulting from synergies with Ness, and $2.3 million was related to our other revenue growth. Gross margin for the three months ended September 30, 2006 was 28.6%, compared to 28.7% in the three months ended September 30, 2005. This decrease in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase
	2005	2006	$	%
Selling and marketing	$7,081	$8,391	1,310	18.5
General and administrative	13,344	15,489	2,145	16.1
Total operating expenses	20,425	23,880	3,455	16.9
Operating income	$7,666	$10,160	2,494	32.5

Selling and marketing

Selling and marketing expenses increased from $7.1 million in the three months ended September 30, 2005 to $8.4 million in the three months ended September 30, 2006, representing an increase of $1.3 million, or 18.5%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions in the last twelve months, representing $1.2 million and amortization of backlog and customer relations related to acquisitions, representing $0.5 million, offset by a decrease in marketing and sales expenses in our other units, representing $0.4 million.

General and administrative

General and administrative expenses increased from $13.3 million in the three months ended September 30, 2005 to $15.5 million in the three months ended September 30, 2006, representing an increase of $2.1 million, or 16.1%. This increase was due primarily to our acquisitions in the last twelve months, representing $1.4 million.

Operating Income

Operating income increased from $7.7 million in the three months ended September 30, 2005 to $10.2 million in the three months ended September 30, 2006, representing an increase of $2.5 million, or 32.5%. The major factors contributing to this increase were the growth in operating income of our Managed Strategic Services,

Technologies & Services Group, Ness Israel and Other segments, representing $0.5 million, $0.4 million, $0.6 million and $0.8 million, respectively, and a decrease in unallocated expenses, representing $0.5 million, offset by a decrease in the operating income of our Ness Europe segment, representing $0.2 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2005	2006	$	%
Operating income	$7,666	$10,160	2,494	32.5
Financial expenses, net	(383)	(492)	(109)	28.5
Other expenses, net	(14)	(8)	6	(42.9)
Income before taxes on income	7,269	9,660	2,391	32.9
Taxes on income	1,252	1,709	457	36.5
Equity in net losses of affiliates	—	(13)	(13)	N/A
Net income	$6,017	$7,938	1,921	31.9

Financial expenses, net

Financial expenses, net, increased from $0.4 million in the three months ended September 30, 2005 to $0.5 million in the three months ended September 30, 2006, representing an increase of $0.1 million, or 28.5%. The increase was insignificant, despite the significant decrease in average net cash from $38.2 million to $5.6 million, as a result of improved cash management, repayment of relatively expensive loans and effective hedging of foreign currencies.

Other expenses, net

Other expenses, net, decreased from $14,000 in the three months ended September 30, 2005 to $8,000 in the three months ended September 30, 2006. This change was not significant.

Taxes on income

Our taxes on income increased from $1.3 million in the three months ended September 30, 2005 to $1.7 million in the three months ended September 30, 2006, representing an increase of $0.5 million, or 36.5%. This increase was primarily attributable to the increase in our income before taxes, representing $0.4 million.

Equity in net losses of affiliates

Equity in net losses of affiliates increased from zero for the three months ended September 30, 2005 to $13,000 in the three months ended September 30, 2006. This change was not significant.

Net Income

Net income increased from $6.0 million in the three months ended September 30, 2005 to $7.9 million in the three months ended September 30, 2006, representing an increase of $1.9 million, or 31.9%. The increase in net income was due primarily to our increase in operating income of $2.5 million, partially offset by our increase in taxes on income of $0.5 million.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase
	2005	2006	$	%
Revenues	$280,342	$342,791	62,449	22.3
Cost of revenues	200,252	244,792	44,540	22.2
Gross profit	$80,090	$97,999	17,909	22.4
Gross margin	28.6%	28.6%

Revenues

Our revenues increased from $280.3 million in the nine months ended September 30, 2005 to $342.8 million in the nine months ended September 30, 2006, representing an increase of $62.4 million, or 22.3%. A significant portion of the $42.2 million of revenue growth attributable to acquisitions was due to post-acquisition growth resulting from synergies with Ness. Of the $62.4 million increase in revenues, $21.4 million represents growth in outsourcing and offshore engagements and $40.9 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure. There was no significant change in our billing rates, or prices, from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $200.3 million in the nine months ended September 30, 2005 to $244.8 million in the nine months ended September 30, 2006, representing an increase of $44.5 million, or 22.2%. Approximately $30.8 million of this increase was attributable to acquisitions made in the last twelve months, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $13.7 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $80.1 million in the nine months ended September 30, 2005 to $98.0 million in the nine months ended September 30, 2006, representing an increase of $17.9 million, or 22.4%. The increase was primarily due to our increase in revenues. A significant portion of the $11.9 million of gross profit increase attributable to acquisitions made in the last twelve months was due to post-acquisition revenue growth resulting from synergies with Ness, and $6.0 million was related to our other revenue growth. Gross margin for the nine months ended September 30, 2006 was 28.6%, compared to 28.6% in the nine months ended September 30, 2005.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase
	2005	2006	$	%
Selling and marketing	$21,114	$25,615	4,501	21.3
General and administrative	40,538	46,845	6,307	15.6
Total operating expenses	61,652	72,460	10,808	17.5
Operating income	$18,438	$25,539	7,101	38.5

Selling and marketing

Selling and marketing expenses increased from $21.1 million in the nine months ended September 30, 2005 to $25.6 million in the nine months ended September 30, 2006, representing an increase of $4.5 million, or 21.3%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions in the last twelve months, representing $2.7 million, and amortization of backlog and customer relations related to acquisitions, representing $1.8 million.

General and administrative

General and administrative expenses increased from $40.5 million in the nine months ended September 30, 2005 to $46.8 million in the nine months ended September 30, 2006, representing an increase of $6.3 million, or 15.6%. This increase was due primarily to our acquisitions in the last twelve months, representing $4.1 million, general and administrative expenses associated with the reorganization of our Ness Israel segment, representing $1.0 million, and the rollout of long-term retention programs and bonuses, representing $1.0 million, offset by lower stock-based compensation expenses, representing $1.4 million.

Operating Income

Operating income increased from $18.4 million in the nine months ended September 30, 2005 to $25.5 million in the nine months ended September 30, 2006, representing an increase of $7.1 million, or 38.5%. The major factors contributing to this increase were the growth in operating income of our Managed Strategic Services, Technologies & Services Group, Ness Europe and Other segments, representing $2.5 million, $0.5 million, $1.2 million and $2.8 million, respectively, and a decrease in unallocated expenses, representing $0.7 million, offset by a decrease in the operating income of our Ness Israel segment, representing $0.7 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2005	2006	$	%
Operating income	$18,438	$25,539	7,101	38.5
Financial expenses, net	(1,297)	(1,130)	167	(12.9)
Other income (expenses), net	(10)	436	446	N/A
Income before taxes on income	17,131	24,845	7,714	45.0
Taxes on income	2,277	4,517	2,240	98.4
Equity in net losses of affiliates	(29)	(103)	(74)	255.2
Minority interests in losses of a subsidiary	101	—	(101)	(100.0)
Net income	$14,926	$20,225	5,299	35.5

Financial expenses, net

Financial expenses, net, decreased from $1.3 million in the nine months ended September 30, 2005 to $1.1 million in the nine months ended September 30, 2006, representing a decrease of $0.2 million, or 12.9%. The decrease occurred despite the significant decrease in average net cash from $45.1 million to $7.9 million, as a result of improved cash management, repayment of relatively expensive loans and effective hedging of foreign currencies.

Other income (expenses), net

Other income (expenses), net, changed from expenses of $10,000 in the nine months ended September 30, 2005 to income of $0.4 million in the nine months ended September 30, 2006. This increase was primarily due to consideration received for a third party transaction, representing $0.4 million, net of expenses.

Taxes on income

Our taxes on income increased from $2.3 million in the nine months ended September 30, 2005 to $4.5 million in the nine months ended September 30, 2006, representing an increase of $2.2 million, or 98.4%. This increase was primarily attributable to the increase in our income before taxes, representing $1.0 million, a lower utilization of tax loss carry forwards compared to the year-ago period, representing $0.5, and an increase in income before taxes from geographies with higher tax rates as well as from higher taxes on certain revenues and other income, net, together representing $0.7 million.

Equity in net losses of affiliates

Equity in net losses of affiliates increased from $29,000 for the nine months ended September 30, 2005 to $0.1 million in the nine months ended September 30, 2006. This change was not significant.

Minority interests in losses of a subsidiary

Minority interests in losses of a subsidiary changed from $0.1 million in the nine months ended September 30, 2005 to zero in the nine months ended September 30, 2006. This change was not significant.

Net Income

Net income increased from $14.9 million in the nine months ended September 30, 2005 to $20.2 million in the nine months ended September 30, 2006, representing an increase of $5.3 million, or 35.5%. The increase in net income was due primarily to our increase in operating income of $7.1 million, our increase in other income, net, of $0.4 million and our decrease in financial expenses of $0.2 million, partially offset by our increase in taxes on income of $2.2 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Segment Data:	(unaudited)		(unaudited)

Revenues:
Managed Strategic Services (MSS)bn	$18,998	$18,935	$60,375	$60,829
Technologies & Systems Group (TSG)	12,414	14,538	35,165	41,958
Ness Europe	14,624	19,285	36,324	58,898
Ness Israel	43,700	50,652	127,570	138,966
Other	7,983	15,725	20,908	42,140
	$97,719	$119,135	$280,342	$342,791
Operating Income (Loss):
Managed Strategic Services (MSS)	$1,770	$2,243	$5,122	$7,630
Technologies & Systems Group (TSG)	1,869	2,275	4,952	5,467
Ness Europe	1,683	1,493	4,165	5,410
Ness Israel	4,065	4,621	9,824	9,158
Other	72	870	(352)	2,465
Unallocated Expenses	(1,793)	(1,342)	(5,273)	(4,591)
	$7,666	$10,160	$18,438	$25,539

Liquidity and Capital Resources

Overview

As of September 30, 2006, we had cash, cash equivalents and short-term bank deposits of $45.0 million compared to $73.1 million as of December 31, 2005. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2005	2006
Net cash used in operating activities	$(9,269)	$(11,448)
Net cash provided by (used in) investing activities	(16,789)	10,091
Net cash provided by financing activities	1,119	6,466
Effect of exchange rate changes on cash and cash equivalents	(4,987)	1,498
Increase (decrease) in cash and cash equivalents	(29,926)	6,607
Cash and cash equivalents at the beginning of the period	104,229	33,579
Cash and cash equivalents at the end of the period	$74,303	$40,186

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net cash used in operating activities was $11.5 million in the nine months ended September 30, 2006, compared to $9.3 million in the nine months ended September 30, 2005. The major factors contributing to the change were tax payments in the nine months ended September 30, 2006 to the Israeli Tax Authority related to prior periods, representing $10.5 million, and a greater increase in unbilled receivables, representing $8.3 million, offset by a decrease in trade receivables, representing $17.6 million. We achieved this significant decrease in trade receivables despite the unusual delay in the approval of the Israeli government budget in 2006 resulting from the Israeli elections. This delay, as well as a shorter delay in the nine months ended September 30, 2005, caused our cash flow from operating activities to be negative in the first half of each year.

Net cash provided by investing activities was $10.1 million in the nine months ended September 30, 2006, compared with net cash used of $16.8 million in the nine months ended September 30, 2005. The major factors contributing to the decrease were payments in respect of the acquisitions we made during the first nine months of 2006, representing $14.6 million, net of cash acquired, offset by the sale of short-term bank deposits and marketable securities, representing $35.2 million.

Net cash provided by financing activities was $6.5 million in the nine months ended September 30, 2006, compared with $1.1 million in the nine months ended September 30, 2005. The change was primarily due to a lower increase in short-term bank loans and credit, net, representing $4.0 million, offset by a lower decrease in long-term bank loans and credit, net, representing $9.0 million. In the nine months ended September 30, 2005 and 2006, we had positive cash flows from the exercise of options and warrants of $9.1 million and $9.4 million, respectively.

The effect of exchange rate changes on cash and cash equivalents was $1.5 million in the nine months ended September 30, 2006, compared to ($5.0) million in the nine months ended September 30, 2005. The change was primarily due to long-term inter-company balances, representing $4.6 million.

Long-term and Short-term Debt

At September 30, 2006, we had aggregate short-term and long-term bank and other borrowings of $34.6 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 5.8% to 7.5% and a weighted average interest rate of approximately 6.57%, with maturities of one to three years. These aggregate bank borrowings included $8.4 million from Mizrahi Bank, with interest rates of 6.4% to 6.5% and maturity of one year; $7.9 million from Israel Discount Bank, with interest rates of approximately 6.4% to 7.5% and maturities of one to three years; $6.4 million from Bank Leumi, with an interest rate of approximately 6.4% and maturity of one year; and $11.9 million from seven other lenders, in amounts ranging from $0.4 million to $2.8 million, with interest rates of approximately 5.8% to 6.8% and maturities of up to three years. The maximum interest rate for our NIS index linked borrowings was approximately 7.5%.

At September 30, 2006, we had a net cash position of $10.3 million, compared to $40.7 as of December 31, 2005. Net cash decreased during the first nine months of 2006 primarily due to non-recurring uses of cash, such as payments in respect of acquisitions, representing $18.8 million, net of cash acquired, and tax payments to the Israeli Tax Authority related to prior periods, representing $10.5 million. Despite this reduction in net cash, we have been able to maintain relatively low financial expenses.

The shares of two of our Israeli subsidiaries are pledged to Israeli Discount Bank and Bank Hapoalim as security for borrowings. We are currently in the process of canceling the pledges on these shares. The relevant debt instruments contain customary restrictive covenants relating to the borrower and our wholly-owned subsidiary Ness A.T. Ltd., including the following:

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

In addition, the Israel Discount Bank agreement requires that the net cash and liquid assets of the borrower must not be lower than $18.0 million. As of September 30, 2006, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have breached the Contract by not timely delivering the required software. The insurance company has issued a contract termination notice and is demanding payment of the amounts paid so far, as well as unspecified damages. Furthermore, termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not breached the Contract and that the delays were caused by the insurance company’s actions. The Contract provides for mandatory arbitration, which has not yet commenced, in which we intend to vigorously defend our position. The total scope of the project is approximately $9.0 million and the amount paid so far is $5.3 million. We can give no assurance at the present time of the exposure, if any, for these claims, but we believe that our liability insurance policy should cover such exposure. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date:	November 8, 2006	By:	/s/ Raviv Zoller
Raviv Zoller
Chief Executive Officer, President, Director
(Principal executive officer)

Date:	November 8, 2006	By:	/s/ Ytzhak Edelman
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