Form 10-K
period 2006-12-31
NESS TECHNOLOGIES INC
filed 2007-03-14
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Ness Tower
Atidim High-Tech Industrial Park
Building 4
Tel Aviv 61580, Israel
Telephone: +972 (3) 766-6800

(Address of registrant’s principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $385.2 million, based on the closing price of the stock on that date. As of March 2, 2007, 38,962,720 shares of common stock, $0.01 par value per share, were outstanding.

The registrant intends to file, not later than April 30, 2007, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

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

We provide services to over 500 clients located throughout the world, including a number of Fortune 1000 and Global 2000 companies. We have achieved recurring revenues as a result of our multi-year contracts and long-standing relationships with clients such as AT&T, Chordiant, ČEZ a.s., Czech Telecom, Franklin Templeton, Israel Aircraft Industries, Israel Discount Bank, Lockheed Martin, Orange and Pfizer, which are among the largest clients in each of our verticals, based on revenues. In 2006, existing clients from prior years generated more than 80% of our revenues, with no single client accounting for more than 5% of our revenues.

Our services and solutions offerings are strengthened by our strategic alliances and close relationships with leading global software and infrastructure vendors, which allow our clients to benefit from a selection of technologies and innovation. We maintain the highest level of certification with many of our key partners, which allows us to influence their development of new products and obtain and offer our clients early access to new product offerings. These certifications are awarded by major ISVs and service providers to those partners that demonstrate high levels of professional and technical expertise. Some key alliances and partnerships that are applicable across multiple industry verticals and geographies, and with whom we conduct business and maintain high levels of certification are EMC Documentum, IBM, Microsoft, SAP and Unisys, as well as various companies for whom we distribute software products.

Our revenues have grown from $166.6 million in 2002 to $474.3 million in 2006, representing a compounded annual growth rate of approximately 30%. During that time, our results of operations have also improved from net income of $0.9 million for 2002 to $29.8 million for 2006.

For 2004, 2005 and 2006, the percentage of our revenues generated by public and private sector clients in Israel was 57%, 52% and 48%, respectively. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 12%, 11% and 10%, respectively, while our revenues from these agencies increased steadily during the same periods.

Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition between 1997 and 1999 of six Israeli IT companies, which collectively average more than 23 years of IT experience. These companies and each company we subsequently acquired have been successfully integrated into our corporate structure, and the acquired capabilities, know-how and staff have been assigned to our various business groups.

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

Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. Our labs are specially designed to assist software product companies through all phases of a product’s life cycle. We consider ourselves custodians of our clients’ intellectual property and accordingly offer them our build-operate-transfer model. We function as a partner with our clients to manage tactical needs at all phases of the development process. During the “build” phase, we provide strategic consulting to address our clients’ business challenges and investment goals. During the “operate” phase, we help our clients track progress according to their plans. We report and advise our clients on the work in progress and refine the model in accordance with their business priorities. We have successfully executed this model with over 30 companies worldwide. Typically, after 36 months of operation, we offer our clients the option of purchasing back the offshore development center assets in their entirety.

IT Outsourcing.   We offer customized IT outsourcing services, both onsite and off-site. Through our end-to-end service solution, we take responsibility for all or a portion of client operations and activities, including information security solutions, IT management, application development and maintenance, infrastructure implementation and management, network management, computer and communications hardware, help desk support, and disaster recovery planning, storage and backup solutions. We apply our proven methodologies, which cover every phase of a project’s lifecycle, with strong project management, senior staff supervision and QA mechanisms to ensure reliable delivery. We currently provide these services, including support on a 24-hour-a-day, seven-day-a-week basis, to approximately 30 clients in diverse fields, representing, we believe, over 100,000 end-users, for single-site and multi-site enterprises and organizations.

Offshore Application Development and Maintenance.   Our offshore application development and maintenance services include a wide range of technologies and platforms. We customize our services according to each client’s needs by employing flexible service models drawn from our experience helping our clients outsource software services. Our offshore center in Bangalore, India is ISO 9001 certified and accredited at CMMI Level 3, our offshore center in Mumbai, India is accredited at CMM Level 5 and our offshore center in Hyderabad, India is accredited at CMM Level 4 and is ISO/IEC 27001:2005 certified, enabling us to provide low cost, high quality and 24-hour development cycle capability. ISO 9001 is an international standard for quality management systems maintained by the International Organization of Standardization. The CMM, or Capability Maturity Model, is a widely accepted set of practices developed by the Software Engineering Institute at Carnegie Mellon aimed at producing defect free software by technical and management discipline, rather than by exhaustive testing. CMM Level 5 accreditation is reserved for organizations with the highest quality of disciplined and repeatable software development practices. CMMI, or Capability Maturity Model Integrated, accreditation measures an organization’s maturity across multiple software development and system engineering practices, consisting of best practices that address product development and maintenance covering the product’s life cycle from conception through delivery and maintenance. ISO/IEC 27001 (formerly BS 7700) certification formally attests to the rigorous implementation of the elements of IT security—confidentiality, integrity, availability and legality—in a company’s services and solutions.

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

•       enterprise content management—business processes for delivering well-integrated information to key decision makers on a timely basis; and

•       enterprise portals—solutions integrating the necessary components for a knowledge-centric portal infrastructure;

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

•       paperless court system, bringing all court-related documents and communications online to enable electronic case filing.

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

Product Representation.   We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product development, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions. Through our partner relationships, we resell products, mostly in Israel, Spain, Portugal and Asia Pacific, for over 30 companies, including SAP, EMC Documentum, Sybase, Information Builders, Genesys, Sterling Commerce, Serena, SyncSort and Telcordia.

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

Industry Overview

The IT services industry is highly fragmented and has evolved from simply supporting business functions to enabling their expansion and transformation. To succeed in this transformation, companies must respond rapidly to market trends, create new business models and improve productivity. In this dynamic, competitive environment, decisions with respect to technology have become increasingly important. Also, due to the 2002 to 2004 global economic downturn as well as the lack of compelling IT initiatives, such as Year 2000 and Euro conversion, companies substantially reduced their IT services spending, resulting in hardship for many IT service vendors. According to industry analysts, however, the IT services market is again in a period of growth. Based on our review of publicly available information, the global IT services market will grow from $629 billion in 2005 to $856 billion in 2010, a compounded annual growth rate of approximately 6.4%.

Companies are increasingly seeking cost effective alternatives to acquire high quality IT services. The use of offshore vendors is increasingly common among larger corporations. Based on our review of publicly available information, we believe IT services provided offshore totaled between $20 billion and $24 billion in 2006, representing slightly over 3% of the total IT services market, and India has captured the bulk of this revenue. Other offshore IT service countries are gaining market share. Based on our review of publicly available information, we project an annual growth rate for offshore IT services of 25% to 30%, making offshore IT services a particularly high growth market. Offshore business processing outsourcing services are projected to grow even faster, with an estimated annual growth rate as high as 60%.

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

Our global delivery model.   We have operations in 16 countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources in a cost-effective manner. Our fully operational offshore outsourcing centers, including our CMM level 4 and 5 accredited, CMMI level 3 accredited and ISO/IEC 27001:2005 certified offshore facilities in India, enable us to minimize the difficulties other outsourcing vendors now face in using foreign employees in the United States on a temporary basis due to the tightening of immigration policies.

Our proven track record.   By consistently providing high quality services, we have achieved a track record of project successes through the completion of numerous engagements around the world. Part of our success is attributable to our focus on methodology and repeatable high quality practices, which are ISO 9001 certified.

Our focus on quality.   We believe strongly in quality throughout our organization. We maintain independent quality assurance capabilities in geographies where we operate. We also provide QA, testing and audit services to some of our clients on QA engagements through our independent V-Ness subsidiary.

Our focus on innovation.   Our employees possess a level of business and technical knowledge that enables us to be innovative when on assignment. Utilizing both our practical understanding of our clients’ needs and our technical expertise, we strive to provide innovative solutions to our clients’ problems. Examples of such innovation include the creation of our managed labs extended development center offering, which supplements and extends the research and development facilities of ISVs for core product development and other activities; and the creation of sophisticated intellectual property in the defense and homeland security sector, which we incorporate in systems we deliver and which we market on a stand-alone basis.

Our breadth of service offerings.   Our broad range of service offerings distinguishes us from many of our competitors. We believe that with these offerings, we are a one-stop shop, providing robust and comprehensive business solutions to meet the needs of our clients in the key verticals we cover.

Our long-term relationships with a diverse client base.   We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2006, existing clients from prior years generated more than 80% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2006, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 29% of our revenues. Agencies of the government of Israel, in aggregate, represented 10% of our revenues in 2006.

Our proven ability to scale.   We have grown continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past two and a half years we have expanded our Indian headcount from approximately 1,100 to over 2,300 employees in response to our clients’ rapidly growing offshore development needs, and we have expanded our employee base in Europe from approximately 350 to over 800.

Our organizational and business flexibility.   Our flexible organizational structure, business culture and technological abilities have allowed us to adapt to rapidly changing economic conditions, as well as significant changes in our clients’ needs, enabling us to continue to grow and improve our performance during economic growth periods as well as during economic downturns. During the economic downturn of 2002 to 2004, we increased our revenues, number of employees, geographic footprint and profitability. Additionally, our strong vertical alignment, the industry and technical experience of our employees, our operational efficiency, our ability to secure and retain key clients and the effective use of our global delivery model helped insulate us from many of the hardships experienced by our competitors.

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

Further penetrate the North American market as well as emerging markets such as Eastern Europe and Asia.   We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. In the last five years we expanded outside Israel with acquisitions in North America, Europe and Asia, and have achieved organic growth in each. We generated approximately $23.0 million, or 14% of our revenues, in North America in 2002, which we expanded over five-fold to $120.8 million, or 25% of our revenues, by 2006. During the same period, we grew our European revenue over nine-fold from approximately $11.0 million, or 7% of our revenues, to $104.4 million, or 22% of our revenues. We intend to focus considerably on expanding our revenues in North America, both organically and through acquisitions. Based on our review of publicly available information, in 2006, the North American market alone represented approximately 44% of total worldwide IT services spending, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also continue to target these markets, such as financial services, as well as emerging markets in which we believe growth and potential profitability are higher, such as Eastern Europe and Asia.

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

Enhance brand visibility.   We intend to continue to develop our brand identity including through the exposure provided by our 2004 initial public offering. Our efforts include media and industry analyst events, sponsorship of and participation in targeted industry conferences, trade shows, recruiting efforts, community outreach, public relations and investor relations.

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

The defense and homeland security industry faces a multitude of challenges, including protecting the safety of national borders, improving command and control and intelligence gathering mechanisms, enhancing communications channels throughout the military and performing scenario analysis. We possess extensive experience in delivering high-end technical solutions and intellectual property (some of which is confidential) to the defense and homeland security industry to help surmount these challenges.

Financial Services.   The financial services industry, which is the industry having the greatest worldwide demand for IT services, operates in a highly regulated environment, which creates significant demand for services such as ours. Financial services organizations must strategically employ advanced technology in order to maximize their operational excellence and provide the best possible services to their clients. We combine advanced solutions, industry best practices, and the products and services of business partners to help our clients streamline their business processes and ensure long-term success in this fast-paced environment. We provide services to a number of segments of this vertical including: retail, private and investment banks; credit card companies; insurance and reinsurance companies; consumer finance organizations; and pension funds. Services we provide include implementations of our reference data management product suite and our transfer agency solution, IT outsourcing, offshore services, turnkey solutions, custom development and system integration.

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

Life Sciences and Healthcare.   Effectively managing and improving the efficiency of a life sciences business requires innovative cross functional information management solutions. Our expertise lies in improving time-to-market of new products through clinical trial optimization, safety and adverse event tracking, knowledge management, BI and data warehousing, strategic planning and budgeting. We have been delivering business performance oriented data and document management solutions to large pharmaceutical and biotechnology firms for many years.

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

For example, we completed a sophisticated web-based document management and workflow solution for a large, international bio-pharmaceutical firm based in Switzerland, using teams from Switzerland, the United States and Israel. We provided SAP system integration and project services to a large, global law firm using resources from the United Kingdom and India. Similarly, we executed regional European SAP projects for multi-national corporations using resources from the Czech Republic, Slovakia, Romania, Israel and Switzerland. In these and virtually all other projects staffed using our global delivery model, the teams work in their home locations except for periodic travel to the client location for knowledge transfer, client meetings and implementation work. This model also means that we are substantially less affected by changing immigration regulations than other well-known offshore vendors. In our model, the team that remains at the client site throughout the engagement comprises our local resources, complementing our local presence with our strong vertical experience to the engagement from inception through completion. Our global delivery model is optimized by a worldwide proprietary knowledge management system that enables our employees to communicate and share knowledge. In addition, we continually host internal training courses.

Other benefits gained by clients from our global delivery model are 24-hour delivery and support capabilities; built-in redundancy, both in terms of people and facilities; and the availability of a global knowledge base of business and technical information that is populated, maintained and leveraged by our employees around the globe.

As of December 31, 2006, we employed approximately 7,515 employees worldwide, including approximately 3,430 in Israel, 2,330 in India, 545 in North America, 835 in Europe and 375 in the Asia Pacific region.

Sales and Marketing

We market our services to large organizations in North America, Europe and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe. We sell and market our services from sales offices located in 16 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2006, we had approximately 200 direct sales persons and account managers.

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

Clients

We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2006, no client represented more than 5% of our annual revenues, and our largest twenty clients together represented approximately 29% of our revenues, compared to 32% in 2005. Agencies of the government of Israel, in aggregate, represented 10% of our revenue in 2006, versus 11% in 2005.

The percentage of our revenues derived from Israeli clients has been steadily decreasing as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

	Year ended December 31,
	2001	2002		2003		2004		2005		2006
Israel	93%	80%		68%		57%		52%		48%
United States	3	14		16		25		22		25
Europe	4	7		13		13		19		22
Asia and the Far East	—	—		3		5		5		4
Others	—	—		1		1		1		1
Total	100%	100	%*	100	%*	100	%*	100	%*	100%

*                    Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

The percentage of our revenues derived from outsourcing (including offshore development) has significantly increased. Based on estimates derived from internal management operating data, the proportion of our revenues by type of service for the periods presented is:

	Year ended December 31,
	2001	2002	2003	2004	2005	2006
Outsourcing (including offshore development)	17%	16%	31%	47%	45%	43%
System Integration and Application Development	55	46	35	30	31	32
Software and Consulting	19	18	16	14	16	15
Quality Assurance and Training	5	16	11	5	5	7
Other	4	4	7	4	3	2
Total	100%	100%	100%	100%	100%	100	%*

*                    Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

Government and Defense

•       Czech Office for Surveying, Mapping and Cadastre

•       Israel Aircraft Industries

•       Israel Airport Authority

•       Israel Court Authority

•       Israel Ministry of Defense

•       Israel Ministry of Finance

•       Israel Ministry of Justice

•       Israeli Police

•       Lockheed Martin

•       Singapore Police

•       Štatistický úrad Slovenskej republiky

•       Tadiran Systems

•       Tel-Aviv Municipality

Financial Services

•       Achmea Zorg

•       Amvescap

•       Bank Hapoalim

•       Bank Leumi

•       Banque Privée Edmond de Rothschild

•       Cash America

•       CIBC

•       Citibank

•       Clal Insurance

•       Credit Suisse First Boston

•       DBS Bank, Singapore

•       First International Bank of Israel

•       Franklin Templeton

•       Generali Group

•       Industrial Development Bank of Israel Ltd.

•       ING Investments

•       Israel Discount Bank Ltd.

•       Komerční Banka

•       M&T Bank

•       Menzis

•       Mizrahi-Tefahot Bank

•       Phoenix Insurance

•       Standard & Poor’s

•       Thailand Stock Exchange

•       Waldviertler Sparkasse

Telecommunications and Utilities

•       AT&T

•       Bezeq

•       Cellcom

•       ČEZ, a.s.

•       Cingular Wireless

•       Czech Telecom

•       Electrica

•       Eurotel

•       Israel Electric Company

•       Orange

•       Slovak Telecom

•       Slovenské Elektrárne

•       Telus Communications

•       Vodafone

•       YES

Life Sciences and Healthcare

•       Assuta Medical Centers

•       Clalit Health Services

•       Idenix Pharmaceuticals

•       Kaiser Permanente

•       Pfizer

•       Quintiles Transnational Corporation

•       Sanofi-Aventis

•       Schering Plough

•       Teva

•       VITAS

•       Wockhardt USA

•       Wyeth

High-Tech and Independent Software Vendors

•       Business Objects

•       Cartesis

•       Chordiant

•       Cisco

•       Cobalt Group

•       Comverse

•       Corrillian

•       Dorado Corporation

•       EMC Documentum

•       Fortent

•       Google

•       IBM

•       Indus International

•       InfoVista

•       PayPal

•       Portal Software

•       Pulsic Ltd.

•       Retalix

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

•       Long & Foster

•       Plan

•       Ringier

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

We have many alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographies, and with whom we conduct business, are described in the chart below.

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

IBM

We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. We also work with IBM with IBM to provide ISVs with re-platforming services, enabling them to migrate existing applications to open standards-based IBM platforms and to stay current with IBM platform changes. In addition, we have supplier agreements with IBM in the United States, Asia Pacific, India and Israel for services, software and hardware.

Kurt Salmon Associates (KSA)

We support the retail and consumer products industries through a business alliance with KSA, a leading management consulting firm. We work as an integral component of KSA’s teams at several North American and European consumer products retailers and suppliers.

Hewlett Packard	We partner with Mercury Interactive, which was acquired by Hewlett Packard, as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
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

Competition

The IT services market has become increasingly competitive in recent years as a result of the economic downturn and associated decline in IT service spending during 2002 to 2004. While some vendors have not survived, others have become more aggressive and some low-cost offshore vendors have entered new markets traditionally dominated by large multinational consultancy firms. The IT services vendors with whom we compete include:

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

•        IT outsourcing firms, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Keane, Inc.;

•        US-based offshore IT services firms, such as Cognizant Technology Solutions Corp., Covansys Corp., Syntel Inc., HCL Technologies and Perot Systems;

•        large Indian IT services firms, such as Infosys Technologies Limited, Satyam Computer Services Limited, Tata Consultancy Services and Wipro Limited and smaller firms such as MindTree Consulting, Patni, Persistent Systems, Sonata Software and Symphony;

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

Employees

As of December 31, 2006, we employed approximately 7,515 employees, including approximately 6,600 IT professionals. None of our employees is represented by a labor union and we have not experienced any strikes or work stoppages. We believe our relations with our employees are good.

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

Our training, continuing education and career development programs are primarily designed to ensure our IT professionals enhance their skill-sets in alignment with their respective roles. We continually provide our IT professionals with challenging assignments and exposure to new skills, technologies and global opportunities. We have an appraisal program that incorporates a feedback system, recognizing high performers and providing constructive feedback and coaching to under performers. Leadership development is also a key part of our training programs.

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

•        Three privately-held providers of IT services and solutions in Eastern Europe, as part of our growth strategy in Eastern Europe’s emerging market for IT services: Radix Company SA, based in Romania, a provider of ERP, content management, decision support and workflow management solutions; Delta Electronic Services a.s., based in Slovakia, a provider of ERP and custom enterprise solutions; and Efcon a.s., a provider of document management, ERP and workflow systems. The acquisitions closed during the second through fourth quarters of 2005.

•        Olas Software Solutions, Inc., d/b/a Innova Solutions, a privately-held IT services provider and system integrator based in California and India, offering a portfolio of offshore and on-site IT services and solutions, with a focus on financial services. Innova commenced operations in 1998 and we acquired it in February 2006. At the time of its acquisition, it had approximately 765 employees.

•        Selesta España, an IT software distribution and systems integration company based in Spain and Portugal, as part of the international expansion of our NessPro Global product representation business. The acquisition closed in December 2006.

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

We have experienced rapid growth in recent periods through both acquisitions and organic growth. The number of our employees increased from approximately 2,240 as of December 31, 2001 to approximately 7,515 as of December 31, 2006. We expect our growth to continue to significantly strain our management and other operational and financial resources. In particular, continued growth increases the integration challenges involved in:

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

We have in the past engaged in acquisitions, strategic investments, partnerships and alliances. Since our last annual report we acquired two additional companies. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

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

We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, which collectively represented approximately 10% of our revenues in 2006. The Israeli economy experienced a recession through 2004. Although our revenues derived from agencies of the Israeli government grew each year during that period, the size of the overall Israeli IT services market decreased, putting pressure on our revenue growth rates. Israel is once again in a period of economic growth, and we do not expect any additional short-term decrease. However, any future reduction in Israeli government spending for political or economic reasons would reduce, possibly materially, our revenues and profitability. In addition, the government of Israel has experienced significant delays in the approval of its annual budget in recent years. Such delays in the future could materially and negatively affect our cash flows by delaying receipt of payment from the government of Israel for services performed.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our net income ranged from approximately $4.0 million to approximately $9.6 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

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

Our clients typically retain us on a non-exclusive basis. Many of our client contracts, including those that are on a fixed price, fixed timeframe basis, can be terminated by the client with or without cause upon 90 days’ notice or less and generally without termination-related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understand their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

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

As an IT services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality professional services and integrity. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we engage, our reputation may be damaged. In addition, a number of our contracts provide for incentive based or other pricing terms pursuant to which some of our fees are contingent on our ability to meet revenue enhancement, cost-saving or other contractually defined performance goals. Our failure to meet these goals or a client’s expectations in such performance-based contracts may result in a less profitable or an unprofitable engagement. Moreover, if we fail to meet our clients’ performance expectations, we may lose clients and be subject to legal liability, particularly if such failure has a consequential adverse impact on our clients’ businesses.

In addition, many of our projects are critical to the operations of our clients’ businesses. Our exposure to legal liability may be increased in the case of outsourcing contracts in which we become more involved in our clients’ operations. While our contracts typically include provisions designed to limit our exposure to legal claims relating to our services and the solutions we develop, these provisions may not adequately protect us or may not be enforceable in all cases. The general liability insurance coverage that we maintain, including coverage for errors and omissions, is subject to important exclusions and limitations. We cannot be certain that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our profitability.

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

We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2004, 2005 and 2006, revenues from fixed price projects accounted for approximately 19%, 22% and 27% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our profitability may suffer. Historically, we have not had any cost overruns that have had a material impact on our profitability. However, we cannot be certain that this will continue to be the case.

Our success depends in part upon the senior members of our management team, and our inability to attract and retain them could have a negative effect on our ability to operate our business.

We are highly dependent on the senior members of our management team. We do not maintain key man life insurance for any of the senior members of our management team. Competition for senior management in our industry is intense, and we may not be able to retain our senior management personnel or attract and retain new senior management personnel in the future. The loss of one or more members of our senior management team could have a negative effect on our ability to attract and retain clients, execute our business strategy and otherwise operate our business, which could reduce our revenues, increase our expenses and reduce our profitability.

Our CEO and CFO transitions during the first quarter of 2007 could negatively affect our revenues and profitability.

By the end of the first quarter of 2007 we expect to complete the transition of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). While a new CEO and CFO were timely appointed, and are already employed by the company in an overlap and transition process, there is no guarantee that the process will be seamless. If we are unable to complete the transitions smoothly, or if we experience disruptions in our business, loss of key clients or loss of other senior executives during the transitions, our revenues and profitability could be materially affected.

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

We spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Select Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal control systems and procedures. This process has been complicated by the decentralized nature of our operations and information systems. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

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

We generated approximately 48% of our revenues in Israel in 2006. In addition, our principal offices and a substantial portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. We cannot predict the effect on our business of any increase in the degree of violence by the Palestinians against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

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

We also generate significant revenues from services we deliver from India. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. Although the relations between the two countries are currently improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India.

Wage inflation in India and Israel could reduce our profitability.

Annual wage inflation for IT professionals in India over the past several years has exceeded world-wide averages significantly. Based on our review of publicly available information, we believe that this trend will continue for the foreseeable future. Similarly, wage inflation for IT professionals in Israel has exceeded world-wide averages in the last several years. If we are unable to provide adequately for such wage increases in our contracts with our customers, or if unexpectedly large wage increases occur, we may experience a material adverse effect on our profitability.

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

Over the past several years, the issue of outsourcing of services abroad by American companies has become a topic of political discussions in the United States. Measures aimed at limiting or restricting outsourcing by United States companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intensifying debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) measures that extend restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and (2) measures that affect private industry, such as tax disincentives or intellectual property transfer restrictions. If any of these measures become law, our ability to service our clients could be impaired.

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

Currently, we benefit from the tax benefits that India provides to the export of IT services. These benefits provide a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 34%. As a result of these incentives, our operations in India have been subject to relatively low tax rates. If these tax benefits are eliminated on March 31, 2009 as currently scheduled, or if they are eliminated or reduced earlier as the result of political or other changes in India, our tax expense will increase, reducing our profitability.

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

•       unfavorable legal or arbitration judgments; and

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

Your ability to influence corporate decisions may be limited because our executive officers, directors and affiliated major stockholders beneficially own approximately 18.5% of our common stock.

Our executive officers, directors and stockholders who beneficially own 5% or more of our outstanding common stock and are or were affiliated with Ness beneficially own, in the aggregate, shares representing approximately 18.5% of our outstanding common stock. As a result of their stock ownership, if these stockholders were to choose to act together, they may be able to influence the outcome on matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in leased premises of approximately 255,000 square feet in Tel Aviv, Israel. Our principal office in the United States is located in leased premises of approximately 21,000 square feet in Hackensack, New Jersey. We have offices of various sizes at approximately 30 locations in 16 countries totaling approximately 875,000 square feet, all of which are leased, including approximately 450,000 square feet in India, primarily in Bangalore, Hyderabad and Mumbai.

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

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company has issued a contract termination notice, has collected autonomous guarantees provided by our subsidiary in the amount of about $2 million, and is demanding payment of the amounts paid so far, as well as damages. Furthermore, this termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company’s actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9 million. With respect to this contract, approximately $3 million is included in our accounts receivable and $2 million is included in other accounts receivable and prepaid expenses. We can give no assurance at the present time of the exposure, if any, for these claims. We believe that our liability insurance policy, which has a cap of $5 million per claim, should cover such exposure. At this stage we can not estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NSTC.” The following table shows the high and low per share sale prices of our common stock, as reported on the Nasdaq Global Select Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
2004
Third Quarter (commencing September 29, 2004)	$12.89	$11.90
Fourth Quarter	$15.60	$11.30
2005
First Quarter	$14.95	$11.40
Second Quarter	$12.65	$8.64
Third Quarter	$10.63	$8.25
Fourth Quarter	$11.20	$8.65
2006
First Quarter	$12.88	$9.65
Second Quarter	$13.00	$9.80
Third Quarter	$13.50	$10.29
Fourth Quarter	$16.99	$12.83
2007
First Quarter (through March 2, 2007)	$15.06	$12.89

We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

On March 2, 2007, the last reported sale price per share of our common stock on the Nasdaq Global Select Market was $13.54. As of March 2, 2007, there were approximately 50 holders of record of our common stock, although the number of beneficial shareholders was much larger.

Stock Performance Graph

Set forth below are a graph and a table comparing cumulative total return on $100 invested, alternatively, in our common stock, the Nasdaq U.S. Index and the S&P 500 Information Technology Sector Index for the period commencing on September 29, 2004, the date of our initial public offering, and ending on December 31, 2006. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return*

Company/Index	9/29/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
Ness Technologies, Inc.	$100.00	$106.00	$124.00	$99.83	$88.50	$83.33	$89.75	$104.92	$89.58	$111.25	$118.83
Nasdaq U.S. Index	100.00	100.12	114.83	105.48	109.06	114.27	117.27	124.39	115.97	120.51	128.85
S&P 500 Information Technology Sector	100.00	100.32	113.89	105.54	107.41	113.81	115.03	119.82	108.29	117.52	124.71

*                    Assumes $100 invested on September 29, 2004 in our common stock, at our initial offering price, and in each index, at the closing price on the date of our initial public offering; and that all dividends have been reinvested. No cash dividends have been declared on our common stock. Prepared by Standard & Poor’s.

Item 6.           Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and the selected consolidated balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements not included in this report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period and our results for interim periods may not be indicative of results to be expected for the entire year.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$166,576	$225,768	$304,525	$385,436	$474,318
Cost of revenues	104,702	159,775	211,725	275,233	342,104
Gross profit	61,874	65,993	92,800	110,203	132,214
Operating expenses:
Selling and marketing	19,192	21,287	25,706	29,033	35,315
General and administrative	30,168	36,115	46,042	54,730	63,288
Research and development, net	1,516	1,559	—	—	—
Other	198	665	—	—	—
Total operating expenses	51,074	59,626	71,748	83,763	98,603
Operating income	10,800	6,367	21,052	26,440	33,611
Financial expenses, net	(8,829)	(1,451)	(3,461)	(1,521)	(1,280)
Other income (expenses), net	(347)	(422)	(91)	(243)	5,349
Income before taxes on income	1,624	4,494	17,500	24,676	37,680
Taxes on income (tax benefit)	(48)	(54)	2,320	3,518	8,035
Equity in earnings (losses) of affiliates and gain from disposal of an affiliate	(35)	11	(647)	(65)	168
Minority interests in losses (earnings) of a subsidiary	(377)	—	(156)	101	—
Income from continuing operations	1,260	4,559	14,377	21,194	29,813
Loss from discontinued operations(1)	(395)	(1,105)	—	—	—
Extraordinary income, net of taxes	—	—	—	495	—
Net income	$865	$3,454	$14,377	$21,689	$29,813
Basic earnings (loss) per share from continuing operations(2)	$(0.18)	$0.20	$0.58	$0.63	$0.83
Basic earnings (loss) per share(2)	$(0.23)	$0.13	$0.58	$0.63	$0.83
Diluted earnings (loss) per share from continuing operations(2)	$(0.18)	$0.19	$0.53	$0.61	$0.82
Diluted earnings (loss) per share(2)	$(0.23)	$0.12	$0.53	$0.61	$0.82
Basic earnings (loss) per share from continuing operations excluding extraordinary income(2)	$(0.18)	$0.20	$0.58	$0.62	$0.83
Basic earnings (loss) per share excluding extraordinary income(2)	$(0.23)	$0.13	$0.58	$0.62	$0.83
Diluted earnings (loss) per share from continuing operations excluding extraordinary income(2)	$(0.18)	$0.19	$0.53	$0.59	$0.82
Diluted earnings (loss) per share excluding extraordinary income(2)	$(0.23)	$0.12	$0.53	$0.59	$0.82
Weighted average number of shares used in computing basic earnings (loss) per share	8,474	15,379	22,292	34,413	35,999
Weighted average number of shares used in computing diluted earnings (loss) per share	8,474	16,611	24,748	35,661	36,549

(1)          In January 2003, we decided to discontinue the operations of one of our subsidiaries. The operations of this subsidiary have been eliminated from our operations as a result.

(2)          Gives effect to issuance of additional shares of our common stock as payment of accrued dividends on Class B preferred stock.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,494	$46,004	$104,229	$33,579	$46,675
Short-term bank deposits	—	3,248	—	39,561	2,027
Working capital	18,178	16,770	92,548	66,144	71,276
Total assets	241,883	339,483	424,756	454,368	541,617
Total debt, including current maturities	84,204	90,453	51,557	34,167	12,600
Stockholders’ equity	62,365	126,355	232,480	254,502	332,655

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

Our revenues increased to $474.3 million for 2006, from $385.4 million for 2005. Net income increased to $29.8 million for 2006, from $21.7 million for 2005.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In 2006, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 29% of our revenues. For 2006, the percentage of our revenues generated by public and private clients in Israel was 48%, and the percentage of our revenues derived, in aggregate, from agencies of the government of Israel was 10%. Existing clients from prior years generated more than 80% of our revenues in 2006.

Our backlog as of December 31, 2006 was $606 million compared to $450 million as of December 31, 2005. This $156 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For 2006, the impact of inflation and changing prices on net sales and revenues and on income from continuing operations was insignificant.

As of December 31, 2006, trade receivables and other accounts receivable and prepaid expenses included a total balance of approximately $5 million from one of our clients, an Israeli insurance company, with whom we are currently in a contract dispute (see “Item 3—Legal Proceedings”).

As of December 31, 2006, we had approximately 7,515 employees, including approximately 6,600 IT professionals. Of the 7,515 employees, approximately 3,430 were in Israel, 2,330 were in India, 545 were in North America, 835 were in Europe and 375 were in the Asia Pacific region.

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

Our fixed price contracts relate primarily to long-term development projects. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenues related to these contracts using the percentage of completion method based on the percentage of costs incurred to date in relation to the total estimated costs expected upon completion. This requires us to make estimates and assumptions regarding the resources and time required to fulfill the contracts’ obligations including work effort, materials and subcontractors. We rely on our experience from other projects in making these estimates, and, in addition, use our internal project management and financial systems to track and manage the projects. Employees and project managers regularly submit updates to these systems, which are then used by executive management to monitor the projects and revise the estimates, if necessary. These systems, which are updated on a regular basis by inputs from employees’ and project managers’ estimates, produce analyses and are used by executive management to monitor the projects and revise the estimates, if necessary. Historically, our estimates have been indicative of our actual results; however, there have been a few cases where we had to adjust assumptions, primarily regarding work effort.

We generally recognize revenues on a gross basis, representing the entire amount, because we bear the risks and rewards of ownership, including the risk of loss for collection, delivery and returns, and have latitude in establishing product pricing above specific minimums. Management determines whether we bear the risks and rewards of ownership based on relevant sale contract terms. Whenever the majority of contract terms indicate that we bear the risks and rewards, revenues are recognized on a gross basis. For most software license sales and hardware sales, we record revenues on a net basis, based on management’s determination that majority of contract terms indicate that we do not bear the risks and rewards related to such contracts.

For arrangements that involve multiple revenue activities, (i.e., the delivery or performance of multiple products and services, management allocates the associated consideration to the separate activities based on their relative fair values. In order to determine the fair values of the different activities covered by each agreement, management applies standard pricing used for products and services in similar arrangements and hourly rates based on similar activities we have performed for other clients. For contracts entered into with the same party at or near the same time, management evaluates on a case-by-case basis, based on the specific circumstances, whether to account for these contracts as a single arrangement or separate contracts.

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

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain assets acquired and liabilities assumed include but are not limited to: future expected cash flows from license and service sales, maintenance agreements, customer contracts and estimated cash flows from the projects when completed, the acquired company’s brand awareness and discount rate. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than amortized as previous accounting standards required. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill. As of December 31, 2006, no impairment losses were identified.

Realizability of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In measuring the recoverability of assets, we are required to make estimates and judgments in assessing our forecast and cash flows and compare that with the carrying amount of the assets. Additional significant estimates used by management in the methodologies used to assess the recoverability of our long-lived assets include estimates of future cash-flows, future short-term and long-tem growth rates, market acceptance of products and services, and other judgmental assumptions, which are also affected by factors detailed in our Risk Factors section in this Annual Report. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for our long-lived assets. As of December 31, 2006 and 2005, no impairment losses were identified.

Tax Accounting

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and reimbursement arrangements among related entities, the process of identifying items of revenue and expenses that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. This process involves us estimating our current tax exposure, which is accrued as taxes payable, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We may record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Although we believe that our estimates are reasonable and that we have considered future taxable income and ongoing prudent and feasible tax strategies in estimating our tax outcome and in assessing the need for the valuation allowance, there is no assurance that the final tax outcome and the valuation allowance will not be different than those that are reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision, net income and cash balances in the period in which such determination is made.

We have filed, or are in the process of filing, federal, state and foreign tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, we believe that adequate amounts have been provided for and any adjustments that may result from tax return audits are not likely to have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Stock based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective transition method. SFAS 123(R) requires employee stock options to be valued at their fair value on the date of grant and charged to expense over the applicable service period. Under the modified prospective method, compensation expense is recognized for all share-based payments issued on or after January 1, 2006 and for all share-based payments issued to employees prior to January 1, 2006 that remain unvested.

Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we recognized compensation expense when the exercise price of our share options was less than the fair market price of the underlying shares on the date of grant. Adoption of SFAS 123(R) did not change our accounting for share-based payments issued to non-employees.

SFAS 123(R) requires management to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Changes in these estimates could have a material impact on our compensation expense.

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

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented.

	Year ended December, 31
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	69.5	71.4	72.1
Gross profit	30.5	28.6	27.9
Operating expenses:
Selling and marketing	8.4	7.5	7.4
General and administrative	15.1	14.2	13.3
Total operating expenses	23.6	21.7	20.8
Operating income	6.9	6.9	7.1
Financial expenses, net	(1.1)	(0.4)	(0.3)
Other income (expenses), net	(0.0)	(0.1)	1.1
Income before taxes on income	5.7	6.4	7.9
Taxes on income	0.8	0.9	1.7
Equity in losses and gain from disposal of an affiliate	(0.2)	0.0	0.0
Minority interests in losses (earnings) of a subsidiary	(0.1)	0.0	—
Income before extraordinary item	4.7	5.5	6.3
Extraordinary income, net of taxes	—	0.1	—
Net income	4.7	5.6	6.3

2006 Compared to 2005

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2005	2006	$	%
Revenues	$385,436	$474,318	88,882	23.1
Cost of revenues	275,233	342,104	66,871	24.3
Gross profit	$110,203	$132,214	22,011	20.0
Gross margin	28.6%	27.9%

Revenues

Our revenues increased from $385.4 million in 2005 to $474.3 million in 2006, representing an increase of $88.9 million, or 23.1%. Approximately $54.0 million this increase was attributable to acquisitions, a significant portion of which was due to post-acquisition growth resulting from synergies with Ness. Of the $88.9 million increase in revenues, $31.6 million represents growth in outsourcing and offshore engagements and $57.3 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure. There was no significant change in our billing rates, or prices, from 2005 to 2006. We expect our revenues to grow in 2007 due to continued expansion into North American and European markets in key verticals, including through acquisitions, and the securing of contracts from new and existing clients.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $275.2 million in 2005 to $342.1 million in 2006, representing an increase of $66.6 million, or 24.2%. Approximately $38.1 million of this increase was attributable to acquisitions, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $28.0 million was due to normal growth in our delivery staff needed to support our increased revenues. In 2007, we expect our cost of revenues to increase, primarily due to an increase in the number of IT professionals needed to support our expected revenue growth. In addition, our cost of revenues will likely increase due to increases in salaries, especially in India, where there is strong demand for experienced IT professionals.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $110.2 million in 2005 to $132.2 million in 2006, representing an increase of $22.0 million, or 20.0%. The increase was primarily due to our increase in revenues. Approximately $16.4 million of the increase was attributable to acquisitions, a significant portion of which was due to post-acquisition revenue growth resulting from synergies with Ness, and $5.6 million was related to our other revenue growth. Gross margin for 2006 was 27.9%, compared to 28.6% in 2005. This decrease in gross margin was mainly due to reorganization expenses in the fourth quarter of 2006, mostly in our ‘Other’ segment, representing approximately $2.6 million. In 2007, we expect that gross profit will increase as a result of our anticipated revenue growth, while gross margin will remain relatively constant.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2005	2006	$	%
Selling and marketing	$29,033	$35,315	6,282	21.6
General and administrative	54,730	63,288	8,558	15.6
Total operating expenses	83,763	98,603	14,840	17.7
Operating income	$26,440	$33,611	7,171	27.1

Selling and marketing

Selling and marketing expenses increased from $29.0 million in 2005 to $35.3 million in 2006, representing an increase of $6.3 million, or 21.6%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $4.9 million, and amortization of backlog and customer relations related to acquisitions, representing $2.3 million. In 2007, we expect selling and marketing expenses to increase to support growth in new vertical markets and regions as well as to enhance our brand recognition. Selling and marketing expenses are expected to decrease as a percentage of revenues in 2007.

General and administrative

General and administrative expenses increased from $54.7 million in 2005 to $63.3 million in 2006, representing an increase of $8.6 million, or 15.6%. This increase was due primarily to our acquisitions, representing $3.5 million, the rollout of long-term retention programs and bonuses, representing $2.4 million, and general and administrative expenses associated with the reorganization of our Ness Israel segment, representing $1.0 million, offset by lower stock-based compensation expenses, representing $1.4 million. In 2007, we expect our general and administrative expenses to increase to support our anticipated revenue growth. In addition, we expect a higher level of general and administrative costs in the first half of 2007, attributable to the transitions of our Chief Executive Officer and Chief Financial Officer. General and administrative expenses are expected to decrease as a percentage of revenues in 2007, assuming no provision is required in 2007 in relation to the disputed contract described in “Item 3—Legal Proceedings.”

Operating Income

Operating income increased from $26.4 million in 2005 to $33.6 million in 2006, representing an increase of $7.2 million, or 27.1%. The major factors contributing to this increase were the growth in operating income of our Managed Strategic Services, Technologies & Services Group, Ness Israel, Ness Europe and Other segments, representing $1.7 million, $1.3 million, $1.0 million, $0.4 million and $2.0 million, respectively, and a decrease in unallocated expenses, representing $0.7 million. See also
“—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2005	2006	$	%
Operating income	$26,440	$33,611	7,171	27.1
Financial expenses, net	(1,521)	(1,280)	241	(15.8)
Other income (expenses), net	(243)	5,349	5,592	N/A
Income before taxes on income	24,676	37,680	13,004	52.7
Taxes on income	3,518	8,035	4,517	128.4
Equity in losses and gain from disposal of an affiliate	(65)	168	233	N/A
Minority interests in losses of a subsidiary	101	—	(101)	(100.0)
Income before extraordinary item	21,194	29,813	8,619	40.7
Extraordinary income, net of taxes	495	—	(495)	(100.0)
Net income	$21,689	$29,813	8,124	37.5

Financial expenses, net

Financial expenses, net, decreased from $1.5 million in 2005 to $1.3 million in 2006, representing a decrease of $0.2 million, or 15.8%. The decrease occurred despite the significant decrease in average net cash from $43.3 million to $14.9 million, as a result of improved cash management, repayment of relatively expensive loans and effective hedging of foreign currencies. For 2007, we expect financial expenses to remain relatively low.

Other income (expenses), net

Other income (expenses), net, changed from expenses of $0.2 million in 2005 to income of $5.3 in 2006. This increase was primarily due to a one-time gain from the sale of our non-controlling interest in the company dbMotion, net of related expenses, representing $5.0 million, and consideration received for a third party transaction, representing $0.4 million, net of expenses.

Taxes on income

Our taxes on income increased from $3.5 million in 2005 to $8.0 million in 2006, representing an increase of $4.5 million, or 128%. This increase was primarily attributable to the increase in our income before taxes, representing $1.9 million, of which taxes on the gain we realized in the sale of our interest in dbMotion represented $1.2 million, and an increase in income before taxes from geographies with higher tax rates, including tax expenses related to prior years, together representing $2.6 million. We do not expect our effective tax rate in 2007 to change significantly from our 2006 effective tax rate.

Equity in losses and gain from disposal of an affiliate

Equity in losses and gain from disposal of an affiliate increased from a loss of $0.1 million in 2005 to a gain of $0.2 million in 2006. The change was primarily attributable to a gain realized in the disposal in the fourth quarter of 2006 of our affiliate, Ness Matach, representing $0.3 million.

Minority interests in losses of a subsidiary

Minority interests in losses of a subsidiary changed from losses of $0.1 million in 2005 to zero in 2006. This change was not significant.

Extraordinary income, net of taxes

Extraordinary income, net of taxes, changed from $0.5 million in 2005 to zero in 2006. In 2001, when we acquired certain assets and assumed certain liabilities of Blueflame, Inc., we recorded a long-term liability of $0.8 million in respect of a contingent promissory note associated with the acquisition, which we later classified into current liabilities on December 31, 2004. On December 31, 2005, the contingent liability ended, at which time we reversed the liability and recorded it as extraordinary item in the statement of income, net of taxes, representing $0.5 million. There was no corresponding extraordinary income in 2006.

Net Income

Net income increased from $21.7 million in 2005 to $29.8 million in 2006, representing an increase of $8.1 million, or 37.5%. The increase in net income was due primarily to our increase in operating income of $7.2 million, our increase in other income (expenses), net, of $5.6 million, partially offset by our increase in taxes on income of $4.5 million and our decrease in extraordinary income, net of taxes, of $0.5 million.

2005 Compared to 2004

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2004	2005	$	%
Revenues	$304,525	$385,436	80,911	26.6
Cost of revenues	211,725	275,233	63,508	30.0
Gross profit	$92,800	$110,203	17,403	18.8
Gross margin	30.5%	28.6%

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

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $211.7 million in 2004 to $275.2 million in 2005, representing an increase of $63.5 million, or 30.0%. The increase was attributable to growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $92.8 million in 2004 to $110.2 million in 2005, representing an increase of $17.4 million, or 18.8%. The increase was primarily related to our increase in revenues, representing $24.7 million, offset by a decrease in our gross margin, representing approximately ($7.3) million. Gross margin for 2005 was 28.6%, compared to 30.5% in 2004. The decrease in gross margin resulted primarily from an increase in our use of subcontractors and vendors in the first quarter in order to meet certain delivery commitments and from a significant component of lower gross margin hardware resale business in our 2005 Eastern Europe acquisitions.

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

General and administrative

General and administrative expenses increased from $46.0 million in 2004 to $54.7 million in 2005, representing an increase of $8.7 million, or 18.9%. This increase was due primarily to increased general and administrative expenses necessary to support our revenue growth, including the general and administrative expenses of our second quarter acquisitions, together representing $4.7 million, certain additional expenses associated with being a public company including implementation of compliance measures required by the Sarbanes-Oxley Act, representing $2.4 million, and stock-based compensation expenses of $1.9 million in respect of redeemable options, as described in Note 14(b)9 to our Consolidated Financial Statements.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2004	2005	$	%
Operating income	$21,052	$26,440	5,388	25.6
Financial expenses, net	(3,461)	(1,521)	1,940	(56.1)
Other expenses, net	(91)	(243)	(152)	167.0
Income before taxes on income	17,500	24,676	7,176	41.0
Taxes on income	2,320	3,518	1,198	51.7
Equity in net losses of affiliates	(647)	(65)	582	(89.9)
Minority interests in losses (earnings) of a subsidiary	(156)	101	257	N/A
Income before extraordinary item	14,377	21,194	6,817	47.4
Extraordinary income, net of taxes	—	495	495	N/A
Net income	$14,377	$21,689	7,312	50.9

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

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2006. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(unaudited) (dollars in thousands)
Revenues	$88,405	$94,218	$97,719	$105,094	$107,042	$116,614	$119,135	$131,527
Cost of revenues	62,577	68,046	69,628	74,980	75,716	83,981	85,095	97,312
Gross profit	25,828	26,172	28,091	30,114	31,326	32,633	34,040	34,215
Operating expenses:
Selling and marketing	7,031	7,002	7,081	7,919	8,491	8,733	8,391	9,700
General and administrative	12,942	14,252	13,344	14,192	14,930	16,426	15,489	16,443
Total operating expenses	19,973	21,254	20,425	22,111	23,421	25,159	23,880	26,143
Operating income	5,855	4,917	7,666	8,003	7,905	7,474	10,160	8,072
Financial expenses, net	(420)	(494)	(383)	(224)	(61)	(577)	(492)	(150)
Other income (expenses), net	(6)	10	(14)	(232)	(39)	483	(8)	4,913
Income before taxes on income	5,429	4,433	7,269	7,547	7,805	7,380	9,660	12,835
Taxes on income	602	423	1,252	1,241	1,468	1,340	1,709	3,518
Equity in losses and gain from disposal of an affiliate	(2)	(27)	—	(37)	—	(90)	(13)	271
Minority interests in losses of a subsidiary	101	—	—	—	—	—	—	—
Income before extraordinary item	4,926	3,983	6,017	6,269	6,337	5,950	7,938	9,588
Extraordinary income, net of taxes	—	—	—	495	—	—	—	—
Net income	$4,926	$3,983	$6,017	$6,764	$6,337	$5,950	$7,938	$9,588

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

On January 1, 2006, we completed the reorganization of our operations into operating segments. Our chief operating decision-maker is our chief executive officer, who evaluates our performance and allocates resources based on segment revenues and operating profit.

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

3.                Ness Europe, which includes system integration and application development, outsourcing and software and consulting for Eastern European and Western European customers, including near-

shore services from Eastern Europe for Western European customers. Verticals served by this segment are: telecommunications and utilities, financial services and others.

4.                Ness Israel, which includes system integration and application development, outsourcing, software and consulting and quality assurance and training for customers in Israel within the following verticals: financial services, government, life sciences and healthcare, manufacturing, retail, transportation and others.

5.                Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in the United Kingdom and Asia Pacific as well as the recently acquired Ness Innovative Business Services (formerly Innova) and NessPRO Spain (formerly Selesta España).

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

	Year ended December 31,
	2004	2005	2006
Segment Data:
Revenues:
Managed Strategic Services (MSS)	$73,229	$80,544	$80,597
Technologies & Systems Group (TSG)	37,047	44,200	56,391
Ness Europe	25,294	63,554	88,223
Ness Israel	143,453	168,234	190,009
Other	25,502	28,904	59,098
	$304,525	$385,436	$474,318
Operating Income (Loss):
Managed Strategic Services (MSS)	$6,825	$7,927	$9,645
Technologies & Systems Group (TSG)	3,980	5,617	6,929
Ness Europe	2,472	8,051	8,472
Ness Israel	12,019	13,148	14,154
Other	(130)	(403)	1,627
Unallocated Expenses	(4,114)	(7,900)	(7,216)
	$21,052	$26,440	$33,611

Liquidity and Capital Resources

Overview

As of December 31, 2006, we had cash, cash equivalents and short-term bank deposits of $48.7 million compared to $73.1 million as of December 31, 2005. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year ended December 31,
	2005	2006
Net cash provided by operating activities	$6,801	$4,245
Net cash provided by (used in) investing activities	(60,594)	2,140
Net cash provided by (used in) financing activities	(9,860)	5,083
Effect of exchange rate changes on cash and cash equivalents	(6,997)	1,628
Increase (decrease) in cash and cash equivalents	(70,650)	13,096
Cash and cash equivalents at the beginning of the period	104,229	33,579
Cash and cash equivalents at the end of the period	$33,579	$46,675

2006 compared to 2005

Net cash provided by operating activities was $4.2 million in 2006, compared to $6.8 million in 2005. The major contributing factors were tax payments in 2006 to the Israeli Tax Authority related to prior periods of $10.5 million, offset by an increase in our net income of $8.1 million, which is net of the gain on the sale of an investment that was included in investing activities, representing $5.0 million, excess tax benefit related to exercise of options that was classified in financing activities rather than operating activities, in accordance with SFAS 123(R), representing $2.3 million, and an increase in depreciation and amortization of $4.4 million.

Net cash provided by investing activities was $2.1 million in 2006, compared with net cash used of $60.6 million in 2005. The major factors contributing to the change were the sale of short-term bank deposits, sale of investment at cost and sale of marketable securities, together representing $84.9 million, offset by payments in respect of the acquisitions we made during 2006, net of cash acquired, of $28.6 million versus $10.2 million in 2005.

Net cash provided by financing activities was $5.1 million in 2006, compared with net cash used of $9.9 million in 2005. The change was primarily due to an increase in the exercise of options, representing $20.6 million, offset by repayment of short-term and long-term loans, representing $8.0 million.

The effect of exchange rate changes on cash and cash equivalents was $1.6 million in 2006, compared to ($7.0) million in 2005. The change was primarily due to long-term inter-company balances, representing $4.9 million.

Long-term and Short-term Debt

At December 31, 2006, we had aggregate short-term and long-term bank borrowings of $10.5 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 6.5% to 7.5% and a weighted average interest rate of approximately 7.12%, with maturities of one to two years. These aggregate bank borrowings included $5.0 million from Israel Discount Bank, with interest rates of approximately 6.5% to 7.5% and maturities of one to two years; and $0.8 million from two other lenders, in amounts ranging from $0.3 million to $0.5 million, with interest rates of approximately 6.5% to 6.7% and maturities of up to one year.

Anticipated Capital Expenditures

Our only material indebtedness is amounts owed by Ness A.T. Ltd., one of our subsidiaries, to Israel Discount Bank. The relevant debt instruments contain customary restrictive covenants relating to the borrower, including the following:

•       a negative pledge;

•       stockholders’ equity must not be less than 30% of its total assets; and

•       limitations on merging or transferring assets.

As of December 31, 2006, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Contractual Obligations

Our major outstanding contractual obligations related to our long-term debt, operating leases and accrued severance pay. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2006 (dollars in thousands):

	Total	Less than 1 year	1-3 years	More than 3 years
Long-term debt	$6,981	$4,420	$2,561	$—
Interest payments (1)	580	370	210	—
Operating leases	72,978	21,740	30,416	17,822
Total	$80,539	$26,530	$33,187	$17,822

(1)          Amount represents interest on fixed rate debt.

Our obligation for accrued severance pay under Israel’s Severance Pay Law as of December 31, 2006 was $46.6 million, of which $42.1 million was funded through deposits into severance pay funds, leaving a net obligation of $4.5 million.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for companies beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the effect that the application of SFAS 159 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the application of SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures. The provisions of FIN 48 are effective beginning January 1, 2007. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

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

We have direct operations in 16 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. In order to minimize the effect of such movements, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies, beginning in the second quarter of 2006. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the 2006 acquisitions of Olas Software Solutions, Inc., d/b/a Innova Solutions, and Selesta España, which are included in our 2006 Consolidated Financial Statements, and which in the aggregate represented 3.5% of consolidated total assets and 1.6% of consolidated shareholders’ equity as of December 31, 2006, and 6.9% of consolidated net revenues and 13.4% of consolidated net income for the year ended December 31, 2006. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report immediately following.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ness Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ness Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ness Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Olas Software Solutions, Inc., d/b/a Innova Solutions, and Selesta España, which are included in the 2006 consolidated financial statements of Ness Technologies, Inc. and which constituted, in aggregate, 3.5% of total assets and 1.6% of shareholders’ equity as of December 31, 2006, and 6.9% of revenues and 13.4% of net income for the year then ended. Our audit of internal control over financial reporting of Ness Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Olas Software Solutions, Inc., d/b/a Innova Solutions, and Selesta España.

In our opinion, management’s assessment that Ness Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ness Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ness Technologies, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Ness Technologies, Inc. and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Tel Aviv, Israel	Kost Forer Gabay & Kasierer
March 14, 2007	A MEMBER OF ERNST & YOUNG GLOBAL

Changes in Internal Control

As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

Item 9B.                  Other Information

Raviv Zoller has waived his minimum bonus for the year 2006. On March 12, 2007, we entered into a Separation and Release agreement with Mr. Zoller, who had previously announced his intention to resign from the position of president and chief executive officer. Under the terms of the agreement, Mr. Zoller will provide consulting services as requested by us through September 15, 2007 and will continue to serve as a member of the board of directors until at least the 2007 meeting of shareholders, unless otherwise agreed in writing. Mr. Zoller will vacate his office as president and chief executive officer on March 16, 2007. According to the terms of Mr. Zoller’s employment agreement and this agreement, he will continue to receive his salary, benefits and minimum bonus until March 15, 2008; and he will receive a one-time payment equal to $750,000 upon the earlier of September 15, 2007 and the date on which his board membership terminates. In consideration of these benefits, Mr. Zoller’s non-competition term is extended by an additional 12 months and he releases us from any claims other than those that would result from our breach of this agreement. In addition, Mr. Zoller is entitled to a special bonus of $125,000 for his role in a recent knowledge transfer transaction in our TSG segment.

On March 12, 2007, we entered into an employment agreement with Issachar (Sachi) Gerlitz. Mr. Gerlitz began his employment on January 8, 2007 and, beginning on March 16, 2007, he will serve as our president and chief executive officer, or CEO. The current term of the agreement expires on December 31, 2009 but is automatically extended for successive one-year periods, unless terminated by either party giving written notice no later than six months prior to the expiration of the then existing term. Mr. Gerlitz’s annual base salary, which is denominated in New Israeli Shekels, or NIS, is approximately $327,000, based on the dollar to NIS exchange rate of March 1, 2007. Mr. Gerlitz will receive a sign-on bonus equivalent to $175,000 upon completion of seven months as CEO and he is eligible to receive an annual bonus, as of January 1, 2008, of up to $250,000 with a minimum annual bonus, as of January 1, 2008, of $125,000. We may terminate the agreement by providing Mr. Gerlitz with six months of prior written notice during his first year of employment, nine months in his second year or twelve months in his third year and thereafter. Mr. Gerlitz may terminate the agreement by providing us with six months of prior written notice. However, we may terminate Mr. Gerlitz for cause immediately if he is convicted of committing a felony. Except for termination by us for serious misconduct, Mr. Gerlitz will be entitled to all amounts deposited in his favor in pension funds, including payments made for severance pay. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Gerlitz’s employment and for one year thereafter. Mr. Gerlitz will be granted 250,000 stock options as soon as practicable with an exercise price equal to the closing price on the Nasdaq Stock Market on March 15, 2007. The options will vest in three equal parts over the next three years, and will expire on December 31, 2011. In the event of a change in control, the vesting dates of Mr. Gerlitz’s unvested options will be accelerated. In case of a change in control prior to December 31, 2008, Mr. Gerlitz will receive an additional cash payment equal to his gain on any options vested at the time of the event.

On March 12, 2007, we entered into an employment agreement with Ofer Segev. Mr. Segev began his employment on March 1, 2007 and, beginning on April 1, 2007, he will serve as our chief financial officer and executive vice president. The current term of the agreement expires on December 31, 2009 but is automatically extended for successive one-year periods, unless terminated by either party giving written notice no later than six months prior to the expiration of the then existing term. Mr. Segev’s annual base salary is $200,000, and he is also entitled to an annual bonus of up to $100,000 as determined by our chief executive officer, subject to the discretion of the Stock Option and Compensation Committee; which maximum may be increased to $200,000 in the second year of his employment. We may terminate the agreement by providing Mr. Segev with six months of prior written notice during his first year of employment or nine months in his second year and thereafter. Mr. Segev may terminate the agreement by providing us with six months of prior written notice. However, we may terminate Mr. Segev for cause immediately if he is convicted of committing a felony. Except for termination by us for serious misconduct, Mr. Segev will be entitled to all amounts deposited in his favor in pension funds, including payments made for severance pay. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Segev’s employment and for one year thereafter. Mr. Segev will be granted 100,000 stock options as soon as practicable with an exercise price equal to the closing price on the Nasdaq Stock Market on March 15, 2007. The options will vest in three equal parts over the next three years, and will expire on December 31, 2011. In the event of a change in control, the vesting dates of Mr. Segev’s unvested options will be accelerated.

On December 29, 2006, we entered into a revised and restated employment contract, effective January 1, 2007, with Ivan Hruška, the president of our Ness Europe segment. Mr. Hruška may be deemed to be an employee-at-will because his agreement does not specify a term of employment. Mr. Hruška’s annual base salary, which is denominated in Slovak Koruna, or SKK, is approximately $314,000, based on the dollar to SKK exchange rate of January 1, 2007. In addition, based on achievement of certain goals relating to the performance of his business unit and the company, he is eligible to receive an annual bonus of up to approximately $209,000, based on the dollar to SKK exchange rate of January 1, 2007. Either party may terminate the agreement by giving six months prior written notice to the other party. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Hruška’s employment and for six months and one year thereafter, respectively.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2007 in connection with our annual meeting of stockholders (the “Proxy Statement”) under the headings “Directors and Executive Officers,” “Voting Securities and Principal Holders Thereof” and “Compensation of Directors and Executive Officers.”

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Compensation of Directors and Executive Officers.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Voting Securities and Principal Holders Thereof.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Interest of Certain Persons in Matters to Be Acted Upon.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Public Accountants.”

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements as of December 31, 2005 and December 31, 2006 and for each of the three years in the period ended December 31, 2006 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant.
*3.2	Amended and Restated Bylaws of the Registrant.
**4.1	Specimen Certificate for the Registrant’s common stock.
**10.1	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
**10.2	Registration Rights Agreement, dated as of May 13, 1999, between the Registrant and Velston Pte. Ltd.
**10.3	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
**10.4	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
**10.5	Loan Agreement, dated as of July 29, 1999, between Israel Discount Bank Ltd. and Nesstech Advanced Technologies (1999) Ltd.
**10.6	Loan Agreement, dated as of July 29, 1999, between Bank Hapoalim B.M. and Nesstech Advanced Technologies (1999) Ltd.
+**10.7	Apar Holding Corp. Employees’ Equity Plan.
+**10.8	Ness Technologies, Inc. 1999 Share Option Plan.
+**10.9	Ness Technologies, Inc. 2001 Stock Option Plan.
+**10.10	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+**10.11	Ness Technologies, Inc. 2003 Stock Option Plan.
+**10.12	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.

+**10.13	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+§§10.14	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.
+**10.15	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**10.16	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+§10.17	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.18	Separation and Release Agreement, dated as of March 12, 2007, between the Registrant and Raviv Zoller.
+10.19	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+¶10.20	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.
+§10.21	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant and Ytzhak Edelman.
+10.22	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+**10.23	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.24	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.25	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.26	Employment Agreement Addendum, dated as of August 27, 2000, between the Registrant and Tuvia Feldman.
+**10.27	Summary of Meeting, dated May 3, 2001, between Raviv Zoller and Tuvia Feldman (English translation).
+§10.28	Amendment to Employment Agreement, effective as of March 1, 2006, between the Registrant and Tuvia Feldman.
+**10.29	Offer Letter, dated January 29, 2004, between the Registrant and Ivan Hruška.
+**10.30	Contract of Employment, effective as of March 1, 2004, between the Registrant and Ivan Hruška.
+10.31	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruška.
+**10.32	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.33	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).

+**10.34	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+¶¶10.35	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation)
+§10.36	Offer letter, dated as of December 1, 1999, from Apar Infotech Corporation to Shashank Samant.
+§10.37	Addendum to Employment Agreement, effective as of January 1, 2006, between Ness USA, Inc. and Shashank Samant.
**10.38	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
**10.39	Stock Purchase Agreement, dated as of August 30, 2002, among the shareholders of APP Group CEE B.V. listed therein and the Registrant.
**10.40	Merger Agreement, dated as of May 12, 2003, among the Registrant, Ness Acquisition Corp., Apar Holding Corp. and the shareholders of Apar Holding Corp. listed therein.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
**24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

§                    Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.

§§             Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on August 10, 2006.

+                Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tel Aviv, State of Israel on the 14th day of March, 2007.

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

Signature	Title	Date
/s/ AHARON FOGEL	Chairman of the Board	March 14, 2007
Aharon Fogel
/s/ RAVIV ZOLLER	President, Chief Executive Officer and Director	March 14, 2007
Raviv Zoller	(principal executive officer)
/s/ YTZHAK EDELMAN	Chief Financial Officer and deputy to the CEO	March 14, 2007
Ytzhak Edelman	(principal financial and accounting officer)
/s/ ISSACHAR GERLITZ	President and CEO Elect, Director	March 14, 2007
Issachar Gerlitz
/s/ HENRY KRESSEL	Director	March 14, 2007
Dr. Henry Kressel
/s/ MORRIS WOLFSON	Director	March 14, 2007
Morris Wolfson
/s/ SATYAM C. CHERUKURI	Director	March 14, 2007
Dr. Satyam C. Cherukuri
/s/ DAN S. SUESSKIND	Director	March 14, 2007
Dan S. Suesskind
/s/ KENNETH A. PICKAR	Director	March 14, 2007
Dr. Kenneth A. Pickar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

NESS TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting at December 31, 2006, based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 14, 2007 expresses an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 14, 2007	A Member of Ernst & Young Global

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,579	$46,675
Short-term bank deposits	39,561	2,027
Marketable securities	2,651	—
Trade receivables (net of allowance for doubtful accounts of $2,320 and $2,812 at December 31, 2005 and 2006, respectively)	99,097	134,999
Unbilled receivables	21,500	32,865
Other accounts receivable and prepaid expenses	13,417	14,033
Inventories and work in progress	2,506	177
Total current assets	212,311	230,776
LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	4,848	6,480
Investments at cost	381	1,193
Unbilled receivables	7,045	14,985
Deferred income taxes, net	5,271	7,529
Severance pay fund	35,845	42,321
Total long-term assets	53,390	72,508
PROPERTY AND EQUIPMENT, NET	21,308	28,279
INTANGIBLE ASSETS, NET	7,938	8,336
GOODWILL	159,421	201,718
Total assets	$454,368	$541,617

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and par value data)

	December 31,
	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$21,011	$4,869
Current maturities of long-term debt	6,862	4,420
Trade payables	35,259	42,839
Advances from customers and deferred revenues	14,651	30,364
Other accounts payable and accrued expenses	75,810	76,128
Total current liabilities	153,593	158,620
LONG-TERM LIABILITIES:
Long-term debt and other liabilities, net of current maturities	6,294	3,311
Excess of losses over investment in affiliate	257	—
Accrued severance pay	39,722	47,031
Total long-term liabilities	46,273	50,342
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value—
Authorized: 76,500,000 shares at December 31, 2005 and 2006; Issued and outstanding: 34,771,837 at December 31, 2005 and 38,638,682 at December 31, 2006	348	387
Additional paid-in capital	282,642	317,799
Accumulated other comprehensive loss	(13,559)	(415)
Retained earnings (accumulated deficit)	(14,929)	14,884
Total stockholders’ equity	254,502	332,655
Total liabilities and stockholders’ equity	$454,368	$541,617

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2004	2005	2006
Revenues	$304,525	$385,436	$474,318
Cost of revenues	211,725	275,233	342,104
Gross profit	92,800	110,203	132,214
Operating expenses:
Selling and marketing	25,706	29,033	35,315
General and administrative	46,042	54,730	63,288
Total operating expenses	71,748	83,763	98,603
Operating income	21,052	26,440	33,611
Financial expenses, net	(3,461)	(1,521)	(1,280)
Gain on sale of cost investment	—	—	5,001
Other income (expenses), net	(91)	(243)	348
Income before taxes on income	17,500	24,676	37,680
Taxes on income	2,320	3,518	8,035
Equity in losses and gain from disposal of an affiliate	(647)	(65)	168
Minority interests in losses (earnings) of a subsidiary	(156)	101	—
Income before extraordinary item	14,377	21,194	29,813
Extraordinary income, net of taxes	—	495	—
Net income	$14,377	$21,689	$29,813
Allocation of undistributed earnings on Class B Convertible Preferred stock	$(1,356)	$—	$—
Net income after allocation of undistributed earnings	$13,021	$21,689	$29,813
Earnings per share:
Basic earnings per share	$0.58	$0.63	$0.83
Basic earnings per share from extraordinary income	$—	$0.01	$—
Basic earnings per share excluding extraordinary income	$0.58	$0.62	$0.83
Diluted earnings per share	$0.53	$0.61	$0.82
Diluted earnings per share from extraordinary income	$—	$0.02	$—
Diluted earnings per share excluding extraordinary income	$0.53	$0.59	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

Common stock		Class B Convertible Preferred stock		Class C Convertible Preferred stock		Additional paid-in	Deferred stock	Accumulated other comprehensive	Accumulated	Total comprehensive	Total Stockholders’
Stock	Amount	Stock	Amount	Stock	Amount	capital	compensation	Income (loss)	deficit	Income (loss)	Equity

Balance as of December 31, 2003	16,460,138	$164		4,676,986	$47	3,352,654	$34	$171,786	$(365)	$(4,111)	$(41,200)		$126,355
Initial Public Offering **)	16,114,115	162		(4,676,986)	(47)	(3,352,654)	(34)	99,061	—	—	(9,795)		89,347
Exercise of warrants granted to investors	175,078	2		—	—	—	—	—	—	—	—		2
Exercise of options granted to employees	23,247	—	*)	—	—	—	—	41	—	—	—		41
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—		—	—	—	—	—	213	—	—		213
Stock based compensation related to warrants granted to banks	—	—		—	—	—	—	45	—	—	—		45
Stock based compensation related to options extended to terminated employees	—	—		—	—	—	—	34	—	—	—		34
Comprehensive income:													—
Foreign currency translation adjustments	—	—		—	—	—	—	—	—	2,117	—	$2,117	2,117
Unrealized losses on available-for-sale marketable securities, net of taxes	—	—		—	—	—	—	—	—	(51)	—	(51)	(51)
Net income	—	—		—	—	—	—	—	—	—	14,377	14,377	14,377
Total comprehensive income												$16,443
Balance as of December 31, 2004	32,772,578	$328		—	$—	—	$—	$270,967	$(152)	$(2,045)	$(36,618)		$232,480

*)                    Represents an amount lower than $1.

**)                Issuance of Common stock, conversion of Class B and Class C Convertible Preferred stock, conversion of undistributed earnings resulting from the cumulative accumulated dividend on Class B Preferred stock and issuance of additional Common stock as a result of an anti-dilution provision on Class C Preferred stock, net of issuance expenses in the amount of $10,296, in respect of the Company’s initial public offering.

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

				Additional	Deferred	Accumulated other		Total	Total
	Common stock			paid-in	stock	comprehensive	Accumulated	comprehensive	Stockholders’
	Stock	Amount		capital	compensation	Income (loss)	deficit	Income (loss)	Equity
Balance as of December 31, 2004	32,772,578	$328		$270,967	$(152)	$(2,045)	$(36,618)		$232,480
Exercise of warrants granted to banks	8,561	—	*)	—	—	—	—		— *)
Exercise of warrants granted to investors	326,871	3		95	—	—	—		98
Exercise of options granted to employees	1,314,206	13		9,704	—	—	—		9,717
Issuance of Common stock related to the acquisition of 14% of Ness USA	349,621	4		3,414	—	—	—		3,418
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—		—	125	—	—		125
Stock based compensation related to warrants granted to banks	—	—		11	—	—	—		11
Stock based compensation related to options granted to employees	—	—		(1,522)	—	—	—		(1,522)
Comprehensive income:
Foreign currency translation adjustments	—	—		—	—	(11,602)	—	$(11,602)	(11,602)
Unrealized losses on available-for-sale marketable securities, net of tax	—	—		—	—	(42)	—	(42)	(42)
Other-than-temporary decrease in fair value of available-for-sale marketable securities, net of taxes	—	—		—	—	130	—	130	130
Net income	—	—		—	—	—	21,689	21,689	21,689
Total comprehensive income								$10,175

Balance as of December 31, 2005	34,771,837	$348		$282,669	$(27)	$(13,559)	$(14,929)		$254,502

Unrealized losses on available-for-sale marketable securities, net of tax						$(42)
Accumulated foreign currency translation adjustment as of December 31, 2005						(13,517)
Accumulated other comprehensive loss as of December 31, 2005						$(13,559)

*)                   Represents an amount lower than $1.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

					Accumulated	Retained
			Additional	Deferred	other	Earnings	Total	Total
	Common stock		paid-in	stock	comprehensive	(Accumulated	comprehensive	Stockholders’
	Stock	Amount	capital	compensation	Income (loss)	deficit)	Income (loss)	Equity
Balance as of December 31, 2005	34,771,837	$348	$282,669	$(27)	$(13,559)	$(14,929)		$254,502
Reclassification of deferred stock compensation to additional-paid-in capital	—	—	(27)	27	—	—		—
Exercise of options granted to employees	3,866,845	39	30,363	—	—	—		30,402
Tax benefits related to exercise of stock options	—	—	2,343	—	—	—		2,343
Stock based compensation related to options granted to employees	—	—	583	—	—	—		583
Redeemable options	—	—	1,868	—	—	—		1,868
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	13,103	—	$13,103	13,103
Realized losses on available-for-sale marketable securities, net of taxes	—	—	—	—	41	—	41	41
Net income	—	—	—	—	—	29,813	29,813	29,813
Total comprehensive income							$42,957
Balance as of December 31, 2006	38,638,682	$387	$317,799	$—	$(415)	$14,884		$332,655
Unrealized losses on available-for-sale marketable securities, net of tax					$(1)
Accumulated foreign currency translation adjustment as of December 31, 2006					(414)
Accumulated other comprehensive loss as of December 31, 2006					$(415)

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$14,377	$21,689	$29,813
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	292	2,111	583
Deferral of costs	(167)	(433)	—
Equity in losses and gain from disposal of an affiliate	647	65	(168)
Minority interests in earnings (losses) of a subsidiary	156	(101)	—
Currency fluctuation of long-term debt	131	2,772	116
Depreciation and amortization	5,117	7,767	12,161
Deferred income taxes, net	(610)	(3,016)	(730)
Loss on sale of property and equipment	108	556	198
Excess tax benefits related to exercise of options	—	—	(2,343)
Gain on sale of cost investment(c)	—	—	(5,001)
Realized gain on sale of marketable securities	(9)	(30)	(128)
Other than temporary decrease in fair value of available-for-sale marketable securities	—	186	—
Accrued interest on short-term bank deposits	—	(532)	—
Increase in trade receivables, net	(12,298)	(26,236)	(20,960)
Increase in unbilled receivables	(5,115)	(9,738)	(14,709)
Decrease (increase) in other accounts receivable and prepaid expenses	1,103	(544)	1,853
Decrease (increase) in inventories and work in progress	219	(1,145)	2,597
Increase in long-term prepaid expenses	(1,498)	(1,423)	(419)
Increase (decrease) in trade payables	848	2,986	(679)
Increase in advances from customers and deferred revenues	3,534	6,220	21,417
Increase in other long-term liability	—	—	749
Increase(decrease) in other accounts payable and accrued expenses	7,677	4,676	(20,560)
Increase in accrued severance pay, net	889	971	455
Net cash provided by operating activities	15,401	6,801	4,245
Cash flows from investing activities:
Net cash paid for acquisitions of consolidated subsidiaries(a)	—	(10,206)	(23,401)
Cash in a subsidiary at the time it ceased being consolidated	(168)	—	—
Proceeds from sale of cost investment(c)	—	—	3,135
Additional payments in connection with acquisitions in prior periods	—	—	(5,162)
Acquisition of minority interest in a subsidiary(b)	—	(114)	—
Proceeds from maturity of short-term bank deposits	3,176	—	38,368
Investment in short-term bank deposits	—	(39,107)	—
Proceeds from sale of marketable securities	—	5,543	2,779
Investment in affiliate at cost	—	—	(727)
Investment in available-for-sale marketable securities	—	(7,864)	—
Proceeds from sale of property and equipment	544	601	605
Purchase of property and equipment and capitalization of software developed for internal use	(9,881)	(7,921)	(13,224)
Capitalization of software development costs	(2,545)	(1,526)	(233)
Net cash provided by (used in) investing activities	(8,874)	(60,594)	2,140

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2004	2005	2006
Cash flows from financing activities:
Issuance of Common stock in respect of the Company’s Initial Public Offering	$99,643	$—	$—
Issuance costs in respect of the Company’s Initial Public Offering	(10,296)	—	—
Exercise of options and warrants	43	9,634	30,234
Excess tax benefits related to exercise of options	—	—	2,343
Short-term bank credit, net	(7,121)	19,312	(19,372)
Proceeds from long-term debt	33,856	—	—
Principal payments of long-term debt	(18,688)	(38,806)	(8,122)
Pre-payment of long-term debt in respect of the Company’s Initial Public Offering	(45,854)	—	—
Net cash provided by (used in) financing activities	51,583	(9,860)	5,083
Effect of exchange rate changes on cash and cash equivalents	115	(6,997)	1,628
Increase (decrease) in cash and cash equivalents	58,225	(70,650)	13,096
Cash and cash equivalents at the beginning of the year	46,004	104,229	33,579
Cash and cash equivalents at the end of the year	$104,229	$33,579	$46,675
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$3,905	$895	$2,222
Taxes	$862	$1,361	$14,965
(a) In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the dates of related acquisitions were as follows:
Capital deficiency, net (excluding cash and cash equivalents)	$—	$(2,360)	$(2,841)
Property and equipment	—	2,928	1,373
Other assets	—	669	519
Long-term loans	—	(1,726)	(214)
Customer relations and backlog	—	2,067	3,525
Goodwill and workforce	—	13,860	30,655
Accrual for additional consideration paid or to be paid subsequent to the balance sheet date	—	(5,162)	(9,295)
Deferred tax liability	—	—	(321)
Accrued severance pay, net	—	(70)	—
Net cash used in acquisitions of consolidated subsidiaries	$—	$10,206	$23,401

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

(b) In conjunction with the acquisition of the minority interest in a subsidiary in 2005, the fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:
Minority Interest	$—	$197	$—
Goodwill	—	3,196	—
Customer-related intangible assets	—	139	—
	—	3,532	—
Issuance of shares	—	(3,418)	—
Net cash used in acquisition of minority interest	—	$114	$—
(c) Non-cash activity:
Reclassification to equity of redeemable options accrual upon partial exercise of options	$—	$—	$1,868
Accrual for additional consideration of acquisitions	$—	$5,162	$11,271
Receivables from sale of investment, net of related expenses	$—	$—	$1,866

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL

a.      Ness Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Delaware in March 1999, and operates through its subsidiaries (together “the Group”) in Israel, the United States, Europe and Asia.

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

b.     Acquisitions of subsidiaries:

1.      Ness U.S.A. Inc. (“Ness U.S.A.”):

On November 12, 2004, the Company filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares of Ness U.S.A which it did not already own. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing the Company’s holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, the Company issued 260,316 shares of Common stock to the offerees, for the consideration of $3,532. The acquisition was accounted for under the purchase method of accounting according to SFAS No. 141.

In September 2005, Ness U.S.A. purchased the outstanding shares of Ness U.S.A.’s common stock from the remaining two offerees in a private transaction, and it immediately thereafter retired the shares, since which time the Company has held 100% of the shares of common stock of Ness U.S.A.

On January 3, 2006, Ness U.S.A was merged into Ness Global Services, Inc. Subsequently the surviving company changed its name to Ness USA, Inc.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities as follows:

Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other long-term tangible assets	20
Property and equipment	18
Total tangible assets acquired	990
Customer related intangible asset (five years useful life)	139
Goodwill	3,236
Total intangible assets acquired	3,375
Total tangible and intangible assets acquired	4,365
Accounts payable	148
Other accounts payable	280
Deferred tax liability	40
Related parties, net	365
Total liabilities assumed	833
Net assets acquired	$3,532

2.     Ness Romania

On April 1, 2005, the Company acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5,385, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers. Additional payment of €1.5 million, or $1,775, was made in April 2006 based on achievement of certain revenue and operating income milestones in 2005. The additional payment was accrued for and recorded as goodwill in the December 31, 2005 consolidated balance sheet. An additional payment of €1.5 million or $1,976 will be made in April 2007 based on an achievement of certain revenue and operating income milestones for 2006. The additional payment was accrued for and recorded as goodwill in the December 31, 2006 consolidated balance sheet. Radix became a wholly-owned subsidiary of the Company’s Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), as follows:

Cash and cash equivalents	$2,511
Trade receivables	933
Inventories	137
Property and equipment	2,094
Other accounts receivable	97
Intangible assets:
Customer relationships	420
Backlog	260
Work force	730
Goodwill	6,635
Total assets acquired	13,817
Liabilities assumed:
Accounts payable and other accrued expenses	1,420
Accrual for additional consideration to be paid subsequent to the balance sheet date	1,976
Other current liabilities	1,506
Deferred tax liability	204
Long-term liabilities	1,551
Total liabilities assumed	6,657
Net assets acquired	$7,160

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

c.                 The Company recorded a deferred tax liability of $204 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

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

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), as follows:

Cash and cash equivalents	$426
Trade receivables	314
Inventories	33
Property and equipment	212
Other accounts receivable	494
Intangible assets:
Work force	278
Customer relations	64
Goodwill	253
Total assets acquired	2,074
Liabilities assumed:
Accounts payable and other accrued expenses	442
Other current liabilities	588
Deferred tax liabilities	19
Long term liabilities	50
Total liabilities assumed	1,099
Net assets acquired	$975

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

c.      The Company recorded a deferred tax liability of $19 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

4.   NTR

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

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), as follows:

Cash and cash equivalents	$173
Trade receivables	408
Property and equipment	47
Other accounts receivable	391
Intangible assets:
Backlog	119
Customer relations	345
Goodwill	889
Total assets acquired	2,372
Liabilities assumed:
Accounts payable and other accrued expenses	25
Other current liabilities	443
Deferred tax liability	139
Long-term liabilities	265
Total liabilities assumed	872
Net assets acquired	$1,500

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

c.      The Company recorded a deferred tax liability of $139 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

5.   Ness Slovakia

On October 3, 2005, the Company acquired all the outstanding shares of Delta Electronic Services a.s. (“Delta”), a provider of IT services and solutions in Slovakia. The Company acquired the outstanding shares for cash consideration of $8,000 and related purchase costs of approximately $115. In addition, as Delta achieved certain business goals by the end of 2005, the Company paid an additional amount of $3,000 during 2006. Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe. Delta became a wholly-owned subsidiary of Ness B.V., a part of Ness European group, and, accordingly, its results of operations have been included in the consolidated financial statements since October 3, 2005.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), as follows:

Cash and cash equivalents	$2,158
Trade receivables	1,476
Property and equipment	575
Other accounts receivable	1,176
Intangible assets:
Customer relations	1,616
Backlog	265
Workforce	1,290
Goodwill	6,408
Total assets acquired	14,964
Liabilities assumed:
Accounts payable and other accrued expenses	1,235
Other current liabilities	1,925
Deferred tax liabilities	564
Long-term liabilities	125
Total liabilities assumed	3,849
Net assets acquired	$11,115

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

c.                 The Company recorded a deferred tax liability of $564 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

6.   Ness IBS

On February 28, 2006, the Company acquired all of the outstanding shares of Olas Software Solutions, Inc., d/b/a Innova Solutions (“Innova”), a provider of IT services and solutions based in the

United States and India. The Company acquired the outstanding shares for cash consideration of $15,000 and related purchase costs of $249. Additional payments of up to $10,000 are required to be made in April 2007 and April 2008 based on achievement of certain revenue and operating income milestones for the years 2006 and 2007, respectively. The Company has provided for a payment of $8,225 related to the milestones of 2006.

Innova became a wholly-owned subsidiary of Ness Technologies, Inc. and, accordingly, its results of operations are included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Innova changed its name to Ness Innovative Business Services.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), as follows:

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

b.     The value assigned to the customer-related intangibles amounted to $2,488. The fair value of Innova’s customer-related intangibles was determined using the Income Approach. Customer relations are amortized over its useful life, estimated as 4.83 years. Backlog is amortized according to its expected revenue recognition schedule.

c.      This acquisition was treated as an asset purchase for tax purposes and as such the goodwill related to this acquisition is deductible for tax purposes.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

7.   NessPro Spain

On December 14, 2006, the Company acquired all of the outstanding shares of Selesta España (“Selesta”), IT software distribution and systems integration company based in Spain. The purchase price was €8 million, or $10,579 and relative purchase costs of $125, consisting of €6.25 million paid in cash at the closing and €1.75 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers. Additional payment of €0.8 million, or $1,070, will be made during 2007 based on achievement of certain revenue and operating income milestones in 2006. The additional payment was accrued for and recorded as goodwill in the December 31, 2006 consolidated balance sheet as the milestones were met. An additional payment of €1 million or $1,317 may be made during 2008 based on achievement of certain revenue and operating income milestones for 2007. Selesta became a wholly-owned subsidiary of the Company’s Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Selesta Company SA changed its name to NessPro Spain.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), as follows:

Cash and cash equivalents	$986
Trade receivables	3,168
Property and equipment	140
Other accounts receivable	984
Intangible assets:
Customer relationships	758
Distribution agreements	279
Work force	435
Goodwill	10,561
Total assets acquired	17,311
Liabilities assumed:
Accounts payable and other accrued expenses	3,125
Accrual for additional consideration to be paid subsequent to the balance sheet date	1,070
Deferred tax liability	321
Other current liabilities	2,091
Total liabilities assumed	6,607
Net assets acquired	$10,704

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.      Selesta’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.

b.     The value assigned to the customer-related intangibles amounted to $1,037. The fair value of Selesta’s customer-related intangibles was determined using the Income Approach.

c.      The Company recorded a deferred tax liability of $321 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

Pro forma information in accordance with SFAS No. 141 is provided in Note 1b(8).

8.     The following table for the years ended December 31, 2004 and 2005, presents certain combined unaudited statements of income data as if the acquisitions of 14% of Ness U.S.A., occurred in January 1, 2003 and Ness Romania, Ness DM a.s., NTR, Ness Slovakia, occurred on January 1, 2004, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	December 31,
	2004	2005
	(unaudited)
Revenues	$342,075	$399,729
Net income	$16,381	$22,022
Earnings per Share:
Basic	$0.72	$0.64
Diluted	$0.65	$0.62

The following table for the years ended December 31, 2005 and 2006 presents certain combined unaudited statements of income data as if the acquisitions of Ness IBS and NessPro Spain occurred on January 1, 2005, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	December 31,
	2005	2006
	(unaudited)
Revenues	$428,876	$485,379
Net income	$24,947	$29,128
Earnings per Share:
Basic	$0.73	$0.81
Diluted	$0.70	$0.80

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 1—GENERAL (Continued)

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions taken place at the beginning of 2004, 2005 and 2006, nor is it necessarily indicative of future results.

9.     Revenues from agencies of the government of Israel:

For the years ended December 31, 2004, 2005 and 2006, the percentage of the Group’s revenues derived, in aggregate, from agencies of the government of Israel was 12%, 11% and 10%, respectively.

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

Monetary amounts denominated in a currency other than the functional currency are re-measured into the functional currency, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

For those foreign subsidiaries whose functional currency has been determined to be their local currency, assets and liabilities are translated at year-end exchange rates and statements of income items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

c.      Principles of consolidation:

The Company’s consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the Group, have been eliminated in consolidation.

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

e.      Marketable securities:

The Group accounts for investments in equity securities (other than those under the equity method) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of December 31, 2006 and 2005, all marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity, in accumulated other comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

According to Staff Accounting Bulletin No. 59 (“SAB No. 59”) and EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for any marketable securities whose value declined during the period, management is required to evaluate whether the decline is other than temporary. Under SAB No. 59, fair value below cost for two consecutive quarters is considered to be other than a temporary impairment. In 2005, a decline in value that was considered other than temporary of one of the Company’s available-for-sale securities resulted in reversing the accumulated unrealized loss of $130 relating to this investment, and in an additional charge of $56, both classified as finance expenses in the consolidated statements of income.

f.      Inventories:

Inventories are stated at the lower of cost or market value. Inventories represent supplies using the “first-in, first-out” method.

Work in progress includes costs incurred related to long-term IT services contracts as determined by the completed work method of accounting.

g.      Investment in affiliates:

Excess of loss over investment in an affiliate reflects a 50% investment in the Ordinary shares of a privately held company, in which the Company can exercise significant influence over operating and financial policies, but does not assume control. The investment in this affiliate is accounted for by the equity method. As the Company guaranteed the obligations of this entity and provides further financial support, reflecting its share of ownership, it recorded an excess of losses over this investment.

Differences between the balance of excess of losses over investment in affiliates as of December 31, 2005 derive from accumulated net losses and foreign currency translation adjustments. During 2006, 2005 and 2004,  the company recorded $103, $65, and $647 respectively, equity in loss from this investment. The investment was sold in December 2006. The gain of $271 is presented in equity in losses and gain from disposal of affiliate in the consolidated income statements.

As of December 31, 2005, the Company holds voting interest of 19% in a former wholly-owned subsidiary. The investment is accounted for under the cost method in accordance with Accounting

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles Board Opinion No 18. “The Equity Method of Accounting for Investments in Common Stock”. The investment was recorded at zero as of December 31, 2005.

On December 28, 2006 the Company executed share purchase agreement with the other shareholders in order to sell them its shares and warrant for a total consideration of $6,000 before $999 of related costs. The gain of $5,001 is presented in gain on sale of cost investment in the consolidated income statements.

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

i.      Intangible assets:

Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Backlog is amortized according to its expected revenue recognition schedule. Other intangible assets are amortized over a period of approximately 2-5 years using straight-line method.

j.       Impairment of long-lived assets:

The Group’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006 and 2005, no impairment losses have been identified.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.     Goodwill:

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than amortized as previous accounting standards required. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. The test was based on the Group’s operating segments, as further described in note 16. Fair value is determined using discounted cash flows and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit.

On January 1, 2006, the Company began segment reporting, and therefore the Company allocated its goodwill balance as of January 1, 2006 to its reportable segments based on their relative fair value as of that date.

In the year ended December 31, 2006, the Company recorded additional goodwill resulting mainly from the acquisition of Ness IBS, NessPro Spain and additional consideration to be paid subsequent to the balance sheet date, together representing $33,669.

The Company has elected to perform its analysis of goodwill during the fourth quarter of the year. As of December 31, 2006 and 2005, no impairment losses were identified.

l.      Derivative instruments:

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.

Fair Value Hedging Strategy:

The Company enters into forward exchange contracts to hedge a portion of its trade payables and receivables for a period of one to three months. The purpose of the Company’s foreign currency hedging activities is to protect the fair value of its trade payables and receivables due to foreign exchange rates.

In addition, the Company enters into forward Israeli Consumer Price Index (“CPI”) to hedge a portion of its long-term bank loans for a period of one year. The purpose of the Company’s CPI hedging activities is to protect the fair value of its CPI linked long-term bank loans due to CPI’s fluctuation.

As of December 31, 2006 unrealized gain on the open hedging transactions included in other accounts receivables and prepaid expenses are $53 and unrealized loss on the open hedging transaction included in

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

other account payables and accrued expenses are $61. As of December 31, 2005 there were no open hedging transactions.

The Company recognized gain (losses) of $(195) and $286 during the years ended December 31, 2005 and 2006, respectively. All amounts have been included in finance expenses in the statement of income.

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

1)   Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Fixed-price basis engagements generally involve a period between the signing of the contract and the final customer acceptance exceeding one year. Fees are payable upon completion of agreed upon milestones. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and subcontractor costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

According to SOP No. 81-1, costs that are incurred for a specific anticipated contract are deferred, subject to evaluation of their probable recoverability, and only if the costs can be directly associated with a specific anticipated contract. Such deferred costs are recorded as deferred contract costs.

Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.

Advances from customers include unearned amounts under system integration and application development services.

Amounts received in advance of meeting revenue recognition criteria are deferred.

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

n.     Accounting for stock-based compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective transition method. SFAS 123(R) requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable service period. Under the modified prospective method, compensation expense is recognized for all share-based payments issued on or after January 1, 2006 and for all share-based payments issued to employees prior to January 1, 2006 that remain unvested.

The Company’s results of operations for 2006 include expenses of $583 in operating expenses related to the adoption of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, therefore, no share-based compensation expense was recognized in the Company’s condensed consolidated statement of income.

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s condensed consolidated statement of income for fiscal year 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before taxes on income for year ended December 31, 2006, was $583 lower, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net earnings per share for the year ended December 31, 2006 were $ 0.01 lower, than if the Company had continued to account for stock-based compensation under APB No. 25.

As of December 31, 2006, approximately $157 of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a period of 2 years. The total unrecognized stock-based compensation cost to be recognized in future periods does not consider the effect of stock options that may be issued in subsequent periods.

During 2006, the Company extended the term of certain options previously granted to the Company’s Chairman of the Board, and its President and CEO, representing 366,262 and 154,323 options, respectively, to February 28, 2007, and it granted 26,974 options to a former employee. There were no other grants during 2006.The Company’s results of operations include expenses of $195 related to these modifications.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements. The expected term of options granted is based upon historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends

The fair value for options granted in 2004 and 2005 and the options extended and granted in 2006 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005	2006
Dividend yield	0%	0%	0%
Expected volatility	0.50	0.33	0.33
Risk-free interest	2.5%	4.3%	5.1%
Expected life (in years)	4	2.64	0.28

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. Had compensation cost for its stock-based compensation plans been determined in accordance with SFAS No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2004	2005
Net income available to Common stock—as reported	$13,021	$21,689
Add—allocation of undistributed earnings on Class B Convertible Preferred stock—as reported	1,356	—
Deduct—pro forma allocation of undistributed earnings on Class B Convertible Preferred stock	(1,022)	—
Add—stock-based employee compensation—intrinsic value	247	1,992
Deduct—stock-based employee compensation—fair value	(3,299)	(8,254)
Pro forma net income	$10,303	$15,427
Basic earnings per share as reported	$0.58	$0.63
Diluted earnings per share as reported	$0.53	$0.61
Pro forma basic earnings per share	$0.46	$0.43
Pro forma diluted earnings per share	$0.41	$0.42

See Note 14b(5) for acceleration of vesting and a grant of fully vested options during 2005.

o.                Earnings per share:

Basic net earnings per share are computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive convertible Preferred stock considered outstanding during 2004, in accordance with the guidance of EITF No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. “Diluted net earnings per share are computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of Common stock considered outstanding during the year, in accordance with SFAS No. 128, “Earnings Per Share.”

p.                Income taxes:

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

Deferred tax liabilities and assets are classified as current or non current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.                Concentrations of credit risk:

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

Trade receivables and other accounts receivables and prepaid expenses include a total balance of approximately $5 million from one of our clients, an Israeli insurance company, which we are currently in dispute with. (refer to litigation disclosure in Note 11 (b))

The Group has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts or foreign hedging arrangements.

r.                  Severance pay:

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

Severance expenses for the years ended December 31, 2004, 2005 and 2006 were $2,516, $2,750 and $3,328, respectively.

s.                  Fair value of financial instruments:

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

t.                   Advertising costs:

Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2004, 2005 and 2006 were $821, $1,527 and $1,598 respectively.

u.                Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which established standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) represents the change in shareholders’ equity during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

v.                 Capitalized Software:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Group’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred. Significant costs incurred by the Group between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (up to three years). The Group assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. No impairment of capitalized software development costs exists as of December 31, 2006 and 2005.

w.              Impact of recently issued accounting pronouncements:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”)—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions of FIN 48 are effective beginning January 1, 2007. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the application of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the effect that the application of SFAS 159 will have on its consolidated results of operations and financial condition.

x.      Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—MARKETABLE SECURITIES

The following is summary of available-for-sale marketable securities:

	December 31, 2005
		Gross
		unrealized	Estimated
	Cost	losses and impairment	fair value
Short-term government notes	$2,693	$(42)	$2,651

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 4—OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2005	2006
Government authorities	$833	$698
Deferred income taxes (see also Note 12c)	6,363	3,525
Prepaid expenses	4,005	5,131
Receivables from sale of investment	—	2,865
Others	2,216	1,814
	$13,417	$14,033

NOTE 5—PROPERTY AND EQUIPMENT, NET

a.      Composition of assets grouped by major classification is as follows:

	December 31,
	2005	2006
Cost:
Computers, software and peripheral equipment	$41,306	$52,700
Motor vehicles	1,479	1,645
Office furniture and equipment	5,332	6,847
Leasehold improvements	4,345	5,762
	52,462	66,954
Accumulated depreciation	31,154	38,675
Property and equipment, net	$21,308	$28,279

Depreciation expenses for the years ended December 31, 2004, 2005 and 2006 were $4,734, $6,699 and $7,948, respectively.

b.     Cost of computers, software and peripheral equipment at December 31, 2005 and 2006 include costs of computer software development for internal use in the amounts of $1,945 and $3,714, respectively.

c.      As for property under operating lease, see Note 11a.

d.     As for liens and charges, see Note 11d.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 6—INTANGIBLE ASSETS, NET

a.      Intangible assets:

	December 31,
	2005	2006
Cost:
Capitalized software development costs	$4,512	$4,393
Deferral of costs	600	653
Customer related intangible assets	4,478	9,224
	9,590	14,270
Accumulated amortization:
Capitalized software development costs	183	1,924
Deferral of costs	—	166
Customer related intangible assets	1,469	3,844
	1,652	5,934
Intangible assets, net	$7,938	$8,336

b.     Amortization expenses of customer related intangible assets for the years ended December 31, 2004, 2005 and 2006 amounted to $383, $729 and $2,344, respectively, and were included in selling and marketing expenses. Amortization of capitalized software development costs for the years ended December 31, 2004, 2005 and 2006 amounted to $0, $183 and $1,712, respectively, and were included in cost of revenues.

Amortization expenses of deferral of costs for the years ended December 31, 2004, 2005 and 2006 amounted to $0, $0 and $157, respectively, and were included in the cost of revenues.

c.      The following are estimated amortization expenses of intangible assets for the years ending:

December 31,
2007	$3,686
2008	1,743
2009	1,133
2010	942
2011 and thereafter	832
$8,336

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 7—GOODWILL

a.      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

Total
Balance as of January 1, 2005	$149,158
Goodwill acquired during the year	16,828
Sale of an investment	(156)
Foreign currency translation adjustments	(6,409)
Balance as of December 31, 2005	$159,421
Goodwill acquired during the year	33,669
Foreign currency translation adjustments	8,628
Balance as of December 31, 2006	$201,718

b.     As for liens and charges, see Note 11d.

NOTE 8—SHORT-TERM BANK CREDIT

Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest rate		Amount
	December 31,		December 31,
	2005	2006	2005	2006
	%
In, or linked to, dollar	4.5	9.75	$21,011	$2,477
In Euro	—	6	—	2,392
			$21,011	$4,869
(1) Total authorized credit lines (including guarantees)			$139,800	$110,660

The Company has unused lines of credit in the aggregate amount of approximately $72,560 as of December 31, 2006.

NOTE 9—OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2005	2006
Employees and payroll accruals	$16,764	$21,739
Accrued vacation pay and employee benefits	9,100	11,588
Government authorities	19,002	7,808
Accrued expenses	23,930	22,073
Payables in connection with acquisitions of subsidiaries	5,162	11,271
Accrued costs related to sale of investment	—	999
Others	1,852	650
	$75,810	$76,128

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 10—LONG-TERM DEBT AND OTHER LIABILITIES

a.                 Composed as follows:

	December 31,
	2005	2006
Long-term bank loans (1)	$11,610	$5,636
Other liabilities (2)	1,546	2,095
	13,156	7,731
Less—current maturities	6,862	4,420
	$6,294	$3,311

(1)          The long-term bank loans default upon the failure of any of the Company’s subsidiaries named as borrowers under the loans to satisfy certain conditions and comply with covenants. As of December 31, 2006 and 2005, management believes that the subsidiaries are in compliance with foregoing conditions. The weighted average interest rate on the bank loans as of December 31, 2005 and 2006 is 6.75% and 6.85%, respectively. As of December 31 2006, the interest rates were fixed (as of December 31, 2005, the interest rates were both fixed and variable).

(2)          Other liabilities as of December 31, 2006 include a sum of $750 which reflects participation in leasehold improvements.

b.     Classified by currency, linkage terms and interest rates, the total amount of the liabilities (before deduction of current maturities) is as follows:

	Interest rate		Amount
	December 31,		December 31,
	2005	2006	2005	2006
	%
In, or linked to dollar	5-6		$2,169	$143
In NIS—linked to CPI	6-8	6.5-7.5	10,987	5,636
In, or linked to other currencies	—	4.6-6	—	1,202
			$13,156	$6,981

c.      The loans mature as follows:

December 31,
2007 (current maturity)	$4,420
2008	1,500
2009	1,061
$6,981

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

a.      Lease commitments:

The Group has various operating lease agreements, which expire on various dates, such as rent facilities and vehicles. Aggregate minimum commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2007	$21,740
2008	15,922
2009	9,423
2010	5,071
2011	3,846
2012 and thereafter	16,976
$72,978

Total rent expenses for the years ended December 31, 2004, 2005 and 2006 amounted to $7,654, $8,534 and $11,818, respectively.

b.     Litigation:

There are several outstanding claims filed against subsidiaries of the Company by ex-employees and others. The Company’s management believes that the provision in its consolidated financial statements and its insurance coverage are adequate to cover probable costs arising from these matters.

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company has issued a contract termination notice, has collected autonomous guarantees provided by our subsidiary in the amount of about $2 million, and is demanding payment of the amounts paid so far, as well as damages. Furthermore, this termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company’s actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9 million. With respect to this contract approximately $3 million is included in our accounts receivable, and $2 million is included in other accounts receivable and prepaid expenses. We can give no assurance at the present time of the exposure, if any, for these claims. We believe that our liability insurance policy, which has a cap of $5 million per claim, should cover such exposure. At this stage we can not estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

c.      Guarantees:

Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2005 and December 31, 2006, is $36,168 and $37,336, respectively. The Group does not hold collateral to support guarantees when deemed necessary.

d.     Liens and charges:

To secure its liabilities, the Group recorded fixed and floating charges on the Company’s holdings in subsidiaries, and on the property and equipment and goodwill of the Group.

e.      For contingencies related to acquisitions of subsidiaries see Note 1b.

f.      For the bank covenants for one of the subsidiaries, see Note 10a(1).

NOTE 12—INCOME TAXES

a.      Income (loss) before taxes consists of the following:

	Year ended December 31,
	2004	2005	2006
Domestic	$2,178	$1,239	$7,476
Foreign	15,322	23,437	30,204
	$17,500	$24,676	$37,680

b.     Taxes on income are comprised as follows:

	Year ended December 31,
	2004	2005	2006
Current taxes	$2,930	$6,631	$6,435
Taxes in respect of prior years	—	158	2,375
Deferred income tax benefit	(610)	(3,271)	(775)
	$2,320	$3,518	$8,035
Domestic	$276	$566	$2,780
Foreign	2,044	2,952	5,255
	$2,320	$3,518	$8,035

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 12—INCOME TAXES (Continued)

c.      Deferred taxes on income:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax liabilities and assets are as follows:

	December 31,
	2005	2006
Deferred tax assets:
Reserves and allowances	$4,906	$4,224
Different depreciation rates	166	206
Net operating loss carry forwards of subsidiaries	8,599	12,755
Deferred tax asset before valuation allowance	13,671	17,185
Valuation allowance	(2,171)	(5,020)
Deferred tax asset	11,500	12,165
Deferred tax liability related to intangible assets	—	(1,409)
Net deferred tax asset	$11,500	$10,756
Domestic:
Current deferred tax liability, net	(134)	(298)
Non current deferred tax asset	758	569
	624	271
Foreign:
Current deferred tax asset	6,363	3,525
Non current deferred tax asset	4,513	6,960
	10,876	10,485
	$11,500	$10,756

Current deferred tax liability, net is included within other accounts payables and accrued expenses, current deferred tax asset, net is included within other accounts receivables and prepaid expenses, in our balance sheet.

d.     As of December 31, 2006, the Company’s subsidiaries in Israel, the United Kingdom, the Netherlands, Spain and Singapore have estimated total available carry forward tax losses of $9,904, $7,927, $7,903, 13,835 and $2,163, respectively, to offset against future taxable profits.

Management currently believes that since certain of the Company’s subsidiaries have a history of losses it is more likely than not that some of the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value. During the year 2006, the net change in valuation allowance was in the amount of $2,280.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 12—INCOME TAXES (Continued)

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $26,870 and $42,157 at December 31, 2005 and 2006, respectively. Determination of the deferred tax liability is not practicable.

e.      The Company has tax benefits that India provides to the export of IT services. These benefits provide a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 34%. These tax benefits are expected to be valid until March 31, 2009.

f.      In February 2006, the Company paid the Israeli Tax Authority (“ITA”) a sum of $3,400 in full payment of an assessment agreement with ITA regarding a tax assessment of the Israeli subsidiaries of the Company for the years 1999 through 2003. Taxes in respect of prior years mainly represent the implications of the tax assessment agreement on      years.

g.      A reconciliation between the theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the consolidated statements of income, is as follows:

	Year ended December 31,
	2004	2005	2006
Income before taxes, as reported in the consolidated statements of income	$17,500	$24,676	$37,680
Statutory tax rate	35%	35%	35%
Theoretical tax expenses on the above amount at the federal statutory tax rate	$6,125	$8,637	$13,188
Effect of tax holiday	(1,604)	(2,195)	(4,177)
Effect of foreign subsidiaries with different tax rates	(26)	(1,659)	(1,390)
Deferred taxes on losses for which valuation allowance was provided	(2,674)	(1,629)	(2,280)
Non-deductible expenses	440	791	874
Taxes in respect of prior years	—	158	2,375
Effect of gain on sale of investment at cost	—	—	(510)
Others	59	(585)	(45)
Actual tax expense (benefit)	$2,320	$3,518	$8,035
Basic net earnings per share related to tax holiday	$0.07	$0.06	$0.12
Diluted net earnings per share related to tax holiday	$0.06	$0.06	$0.11

NOTE 13—RELATED PARTIES BALANCES

	December 31,
	2005	2006
Balances with related parties:
Non-consolidated affiliate current balance	$582	$—

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

Common stock confers upon its holders the right to receive notice to participate and vote in the stockholders meetings of the Company, the right to receive dividends, if and when declared, and the right to receive assets of the Company upon liquidation.

b.     Stock option plans:

1.      Under the Company’s 1999 Israeli and 2003 Stock Option Plans (the “Israeli Plans”) and the Company’s U.S. 2001 and 2003 stock option plans (including the assumption of the Apar Employee Equity Plan) (the “U.S. Plans”), options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

2.      Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2006, under these Israeli Plans is 2,068,296, and options to purchase 382,933 shares are available for future grant.

Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2006, under these U.S. Plans is 842,806 and options to purchase 354,668 shares are available for future grant.

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

5.      A summary of the Company’s employees’ stock option activity and related information is as follows:

	Year ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	Options	price	Options	price	Options	price
Outstanding at the beginning of the year	5,217,834	$7.55	6,268,136	$8.32	6,313,306	$9.29
Granted	1,143,166	$11.82	1,571,800	$11.69	26,974	$8.47
Exercised	(23,247)	$1.78	(1,314,206)	$7.39	(3,630,678)	$7.89
Forfeited	(69,617)	$10.23	(212,424)	$10.19	(218,695)	$9.2
Outstanding at the end of the year	6,268,136	$8.32	6,313,306	$9.29	2,490,907	$10.65
Exercisable options at the end of the year	4,067,023	$8.20	5,878,250	$9.28	2,302,816	$10.72

The options outstanding as of December 31, 2006 have been classified by exercise price as follows:

					Weighted
	Options	Weighted		Options	average
	outstanding	average	Weighted	Exercisable	exercise
	as of	remaining	average	as of	price of
	December 31,	contractual	exercise	December 31,	options
Exercise price	2006	life	price	2006	exercisable
	Years
$0.01	2,158	0.2	$0.01	2,158	$0.01
1.78	37,127	3.73	1.78	37,127	1.78
5.57	35,170	5.44	5.57	35,170	5.57
8.47	656,079	1.21	8.47	580,628	8.47
10.12	83,334	4.00	10.12	—	10.12
11.82	1,632,039	3.92	11.82	1,622,733	11.82
12.75	45,000	5.06	12.75	25,000	12.75
	2,490,907	3.25	$10.65	2,302,816	$10.72

The intrinsic value of the exercised options during 2006 was $22,378 and the intrinsic value of the outstanding options and exercisable options as of December 31, 2006 is $8,994 and $8,159, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

Substantially all of the options were granted with exercise prices equal to or higher than the value on the grant date. For the excluded options, the weighted average fair values of options granted during the years ended December 31, 2004, 2005 and 2006 were:

	Exceeds market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2004	2005	2006	2004	2005	2006
Weighted average exercise prices	$—	$11.69	$—	$11.82	$11.82	$8.47
Weighted average fair values on grant date	$—	$2.08	$—	$5.73	$3.87	$2.74

In November and December 2005, the Company granted 1,404,600 fully vested options to employees and managers of the Company with an exercise price of $11.82 per share exercisable through December 31, 2010.

As of December 21, 2005, 589,213 unvested out-of-the-money options with an exercise price of $11.82 per share with related vesting period from January 1, 2006 through January 1, 2007 had been accelerated.

The Company’s decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS No. 123R, which requires the Company to treat all unvested stock options as compensation expense effective January 1, 2006. The Company believes that the acceleration of vesting of those options enabled the Company to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional purposes of the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders.

6.      Warrants issued to consultants:

The Company’s outstanding warrants to consultants as of December 31, 2006 are as follows:

Issuance date	Options for Common stock	Exercise price per share	Options exercisable	Exercisable through
May 2000	19,591	$8.47	19,591	May 31, 2007

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

The Company accounted for these warrants under APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The total amount of the deemed discount on the loans as a result of the warrant issuance is amortized over the period of the loans as interest expenses. The fair value of the warrants is immaterial.

8.      The Company does not intend to pay cash dividends in the foreseeable future.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 14—STOCKHOLDERS’ EQUITY (Continued)

9.      The Executive Committee of the Company approved and resolved on August 31, 2004 to provide to certain optionees (specifically, those who exchanged their options in two previously public entities acquired by the Company for options in the Company) the right to redeem the Company’s options for a cash payment. The grant date occurred during the fourth quarter of 2004.

The redemption right was exercisable from October 1, 2004 until May 31, 2006. Each option subject to the redemption right was transferable by the employee to the Company for a cash payment linked, at the employee’s sole discretion, either to the Israeli CPI with NIS interest at the rate of 5% per year, or to the U.S. dollar with U.S. dollar interest at the rate of 6% per year, calculated from the original option grant date of September 23, 1999 or October 3, 1999 up to the redemption date. Each of 272,976 options were exercisable to acquire one share of the Company’s Common stock at a price of $3.49 and were redeemable at the NIS equivalent amount of $10.12 per option as of May 31, 2006. Each of 77,382 options were exercisable to acquire one share of The Company’s Common stock at a price of $7.45 and were redeemable at the NIS equivalent amount of $7.63 per option as of May 31, 2006.

The Company accounted for the rights following the guidance of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” relating to tandem awards and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44.” Accordingly, once the Company believed it was likely that the rights would be exercised in the future, a liability was recorded at the then value of the redemption rights with a corresponding charge to compensation expense.

On May 31, 2006, the redemption value of the redeemable options was higher than the difference between the market price of the Company’s shares and the strike price of the options. The Company had previously recorded all the expected redemption value. The holders of 289,836 options preferred to exercise their options and sell their shares and receive from the Company in cash only the difference between the redemption values and the proceeds they received from the sale. The holders of the remaining 60,522 options elected to fully redeem the options.

The net cash payment was therefore only $1,485 and the remaining balance of the previously recorded liability, or $1,868, was classified as equity.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 15—BASIC AND DILUTED NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.                Numerator

	Year ended December 31,
	2004	2005	2006
	Net earnings In thousands
Net income from continuing operations as reported	$14,377	$21,194	$29,813
Allocation of undistributed earnings on Class B Convertible Preferred stock	(1,356)	—	—
Numerator for basic and diluted per share data:
Net income from continuing operations after allocation of undistributed earnings on Class B Convertible Preferred stock	13,021	21,194	29,813
Gain from extraordinary item, net of taxes	—	495	—
Net income after allocation of undistributed earnings on Class B Convertible Preferred stock	$13,021	$21,689	$29,813

2.                Denominator

	Year ended December 31,
	2004	2005	2006
	Number of shares in thousands
Weighted average number of shares of Common stock	20,483	34,413	35,999
Weighted average number of shares of Preferred stock	1,809	—	—
Denominator for basic net earnings per share	22,292	34,413	35,999
Effect of dilutive securities:
Stock options and warrants	2,456	1,248	550
Dilutive potential common shares	2,456	1,248	550
Denominator for diluted net earnings per share—adjusted weighted average shares, assumed conversions and exercise of options and warrants	24,748	35,661	36,549

3.                The total weighted average number of shares related to the outstanding options and warrants, Preferred stock and convertible loan from stockholders excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 186,401, 1,230,265 and 1,784,338 for the years ended December 31, 2004, 2005 and 2006, respectively.

NOTE 16—SEGMENT REPORTING

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 16—SEGMENT REPORTING (Continued)

On January 1, 2006, the Company completed the reorganization of its operations into operating segments. The Company’s chief operating decision-maker is its chief executive officer, who evaluates the Company’s performance and allocates resources based on segment revenues and operating profit.

The Company’s operating segments are:

1.                 Managed Strategic Services (MSS), which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare and others.

2.                 Technologies & Systems Group (TSG), which includes system integration and application development, real-time systems development, consulting and outsourcing services for the defense, government and homeland security vertical, as well as systems for the telecommunications vertical.

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

5.                 Other, which comprises operations representing, individually, less than 10% of the Company’s consolidated revenues and operating profit. These include its operations in the United Kingdom and Asia Pacific as well as the recently acquired Ness Innovative Business Services division (formerly Innova).

Segment operating profit is defined as income from operations excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, general, administrative and delivery costs. Certain general and administrative expenses and a portion of depreciation and amortization are not specifically allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against the Company’s total income from operations. Additionally, the Company’s management has determined that it is not practical to allocate certain identifiable assets by segment, when such assets are used interchangeably among the segments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 16—SEGMENT REPORTING (Continued)

The table below presents financial information for the Company’s five reportable segments. Prior period data is presented on a pro forma basis, as the Company was not organized into SFAS No. 131 operating segments at that time.

	Year ended December 31, 2006
	MSS	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
Revenues from external customers	$80,597	$56,391	$88,223	$190,009	$59,098	—	$474,318
Operating income	$9,645	$6,929	$8,472	$14,154	$1,627	$(7,216)	$33,611
Financial expenses, net							1,280
Other income, net							348
Gain on sale of investment at cost							5,001
Income before taxes on income							$37,680
Depreciation and amortization	$2,527	$186	$2,282	$4,752	$2,034	$380	$12,161
Expenditure for segments assets	$3,070	$822	$1,133	$5,325	$2,726	$148	$13,224
Segment assets	$91,732	$60,441	$95,939	$205,288	$71,723	$16,494	$541,617

	Year ended December 31, 2005
	MSS	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
Revenues from external customers	$80,544	$44,200	$63,554	$168,234	$28,904	—	$385,436
Operating income	$7,927	$5,617	$8,051	$13,148	$(403)	$(7,900)	$26,440
Financial expenses, net							1,521
Other expenses, net							243
Income before taxes on income							$24,676
Depreciation and amortization	$2,693	$107	$1,141	$3,074	$290	$462	$7,767
Expenditure for segments assets	$2,861	$119	$534	$4,012	$297	$98	$7,921
Segment assets	$84,050	$58,767	$86,812	$187,985	$17,963	$18,791	$454,368

	Year ended December 31, 2004
	MSS	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
Revenues from external customers	$73,229	$37,047	$25,294	$143,453	$25,502	—	$304,525
Operating income	$6,825	$3,980	$2,472	$12,019	$(130)	$(4,114)	$21,052
Financial expenses, net							3,461
Other expenses, net							91
Income before taxes on income							$17,500
Depreciation and amortization	$1,428	$94	$893	$1,915	$259	$528	$5,117
Expenditure for segments assets	$5,577	$185	$783	$2,482	$643	$211	$9,881
Segment assets	$75,101	$44,197	$44,922	$171,613	$16,447	$72,476	$424,756

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

NOTE 16—SEGMENT REPORTING (Continued)

The Company’s total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the years ended December 31, 2004, 2005 and 2006 and long-lived assets as of December 31, 2005 and 2006:

	Year ended December 31,
	2004	2005	2006
Revenues from sales to unaffiliated customers:
Israel	$172,259	$200,120	$227,992
United States	75,890	85,917	120,768
Europe	39,513	74,845	104,376
Asia and the Far East	13,844	19,426	16,673
Others	3,019	5,128	4,509
	$304,525	$385,436	$474,318

	December 31,
	2005	2006
Long-lived assets:
Israel	$101,463	$111,634
United States	60,057	81,740
Europe	19,114	34,567
Asia and the Far East	8,018	10,377
Others	15	15
	$188,667	$238,333

NOTE 17—SELECTED DATA

a.     Selected statements of operations data:

		Year ended December 31,
		2004	2005	2006
1.	Software development costs:
	Total expenses	$2,559	$1,049	$233
	Less - capitalized software development cost	2,559	1,049	233
		$—	$—	$—

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. dollars in thousands (except share and per share data)

		Year ended December 31,
		2004	2005	2006
2.	Financial expenses, net:
	Financial Expenses:
	Interest on short-term loans and bank credit	$(451)	$(1,263)	$(1,588)
	Interest on long-term bank loans	(3,863)	(1,942)	(1,343)
	Losses from trading marketable securities	(32)	—	—
	Foreign currency exchange losses	—	(221)	(421)
		(4,346)	(3,426)	(3,352)
	Financial income:
	Foreign currency exchange gain	492	—	—
	Gain from sale of marketable securities	9	30	128
	Interest on short-term bank deposits	384	1,875	1,944
		885	1,905	2,072
		$(3,461)	$(1,521)	(1,280)

b.     Selected other data:

	Balance at beginning of period	Provision for doubtful accounts	Write-off of previously provided accounts	Translation adjustments	Balance at end of period
Year ended December 31, 2006 Allowance for doubtful accounts	$2,320	$1,025	$(476)	$(57)	$2,812
Year ended December 31, 2005 Allowance for doubtful accounts	$2,154	$955	$(720)	$(69)	$2,320
Year ended December 31, 2004 Allowance for doubtful accounts	$1,785	$526	$(112)	$(45)	$2,154

NOTE 18—CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(unaudited)
Revenues	$88,405	$94,218	$97,719	$105,094	$107,042	$116,614	$119,135	$131,527
Gross profit	25,828	26,172	28,091	30,114	31,326	32,633	34,040	34,215
Operating income	5,855	4,917	7,666	8,003	7,905	7,474	10,160	8,072
Net income	$4,926	$3,983	$6,017	$6,764	$6,337	$5,950	$7,938	$9,588

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Registrant.
*3.2	Amended and Restated Bylaws of the Registrant.
**4.1	Specimen Certificate for the Registrant’s common stock.
**10.1	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
**10.2	Registration Rights Agreement, dated as of May 13, 1999, between the Registrant and Velston Pte. Ltd.
**10.3	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
**10.4	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
**10.5	Loan Agreement, dated as of July 29, 1999, between Israel Discount Bank Ltd. and Nesstech Advanced Technologies (1999) Ltd.
**10.6	Loan Agreement, dated as of July 29, 1999, between Bank Hapoalim B.M. and Nesstech Advanced Technologies (1999) Ltd.
+**10.7	Apar Holding Corp. Employees’ Equity Plan.
+**10.8	Ness Technologies, Inc. 1999 Share Option Plan.
+**10.9	Ness Technologies, Inc. 2001 Stock Option Plan.
+**10.10	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+**10.11	Ness Technologies, Inc. 2003 Stock Option Plan.
+**10.12	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+**10.13	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+§§10.14	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.
+**10.15	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+**10.16	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+§10.17	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.18	Separation and Release Agreement, dated as of March 12, 2007, between the Registrant and Raviv Zoller.
+10.19	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+¶10.20	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.

+§10.21	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant and Ytzhak Edelman.
+10.22	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+**10.23	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.24	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.25	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Tuvia Feldman (English translation).
+**10.26	Employment Agreement Addendum, dated as of August 27, 2000, between the Registrant and Tuvia Feldman.
+**10.27	Summary of Meeting, dated May 3, 2001, between Raviv Zoller and Tuvia Feldman (English translation).
+§10.28	Amendment to Employment Agreement, effective as of March 1, 2006, between the Registrant and Tuvia Feldman.
+**10.29	Offer Letter, dated January 29, 2004, between the Registrant and Ivan Hruška.
+**10.30	Contract of Employment, effective as of March 1, 2004, between the Registrant and Ivan Hruška.
+10.31	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruška.
+**10.32	Special Personal Employment Agreement, dated as of December 12, 1995, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.33	Addendum to Personal Employment Agreement, dated as of August 1, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+**10.34	Addendum to Personal Employment Agreement, dated as of August 23, 1999, between Advanced Technology Ltd. and Yoram Michaelis (English translation).
+¶¶10.35	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation)
+§10.36	Offer letter, dated as of December 1, 1999, from Apar Infotech Corporation to Shashank Samant.
+§10.37	Addendum to Employment Agreement, effective as of January 1, 2006, between Ness USA, Inc. and Shashank Samant.
**10.38	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
**10.39	Stock Purchase Agreement, dated as of August 30, 2002, among the shareholders of APP Group CEE B.V. listed therein and the Registrant.
**10.40	Merger Agreement, dated as of May 12, 2003, among the Registrant, Ness Acquisition Corp., Apar Holding Corp. and the shareholders of Apar Holding Corp. listed therein.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
**24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

§                    Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.

§§             Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on August 10, 2006.

+                Indicates those contracts that are management contracts or compensation plans or arrangements.