Form 10-Q
period 2007-03-31
NESS TECHNOLOGIES INC
filed 2007-05-10
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 39,024,000 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,675	$42,504
Short-term bank deposits	2,027	3,669
Trade receivables (net of allowance for doubtful accounts of $2,812 and $2,928 at December 31, 2006 and March 31, 2007, respectively)	137,755	138,137
Unbilled receivables	30,109	48,401
Other accounts receivable and prepaid expenses	14,033	14,927
Inventories	177	228

Total current assets	230,776	247,866

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,480	7,586
Investments at cost	1,193	1,167
Unbilled receivables	14,985	7,763
Deferred income taxes, net	7,529	6,868
Severance pay fund	42,321	42,732

Total long-term assets	72,508	66,116

PROPERTY AND EQUIPMENT, NET	28,279	28,905

INTANGIBLE ASSETS, NET	8,336	7,564

GOODWILL	201,718	203,709

Total assets	$541,617	$554,160

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	March 31,
	2006	2007
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$4,869	$3,521
Current maturities of long-term debt	4,420	3,837
Trade payables	42,839	38,251
Advances from customers and deferred revenues	30,364	38,604
Other accounts payable and accrued expenses	76,128	76,482

Total current liabilities	158,620	160,695

LONG-TERM LIABILITIES:
Long-term debt and other liabilities, net of current maturities	3,311	3,893
Accrued severance pay	47,031	48,174

Total long-term liabilities	50,342	52,067

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value - Authorized: 76,500,000 shares at December 31, 2006 and at March 31, 2007 ; Issued and outstanding: 38,638,682 shares at December 31, 2006 and 39,018,301 shares at March 31, 2007	387	391
Additional paid-in capital	317,799	319,470
Accumulated other comprehensive income (loss)	(415)	2,438
Retained earnings	14,884	19,099

Total stockholders’ equity	332,655	341,398

Total liabilities and stockholders’ equity	$541,617	$554,160

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2006	2007
	(Unaudited)

Revenues	$107,042	$125,778
Cost of revenues (*)	75,716	89,676

Gross profit	31,326	36,102

Operating expenses:
Selling and marketing (*)	8,491	9,472
General and administrative (*)	14,930	19,914

Total operating expenses	23,421	29,386

Operating income	7,905	6,716
Financial income (expenses), net	(61)	389
Other income (expenses), net	(39)	6

Income before taxes on income	7,805	7,111
Taxes on income	1,468	1,396

Net income	$6,337	$5,715

Basic net earnings per share	$0.18	$0.15

Diluted net earnings per share	$0.18	$0.15

(*)   Includes stock-based compensation to employees, as follows:

	Three months ended March 31,
	2006	2007
	(Unaudited)
Cost of revenues	$—	$85
Selling and marketing	—	22
General and administrative	146	269

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2006	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$6,337	$5,715
Adjustments required to reconcile net income to net cash used in operating activities:
Stock-based compensation-related expenses	146	376
Currency fluctuation of long-term debt	70	19
Depreciation and amortization	2,773	2,942
Deferred income taxes, net	(648)	621
Loss (gain) on sale of property and equipment	(33)	21
Decrease in trade receivables, net	2,599	1,082
Increase in unbilled receivables	(8,645)	(10,229)
Increase in other accounts receivable and prepaid expenses	(1,274)	(3,257)
Decrease (increase) in inventories and work in progress	1,480	(49)
Increase in long-term prepaid expenses	(154)	(973)
Decrease in trade payables	(6,237)	(4,984)
Increase in advances from customers and deferred revenues	969	7,736
Decrease in other accounts payable and accrued expenses	(12,436)	(309)
Increase in accrued severance pay, net	222	643

Net cash used in operating activities	(14,831)	(646)

Cash flows from investing activities:
Net cash paid for acquisition of a consolidated subsidiary (a)	(13,611)	—
Proceeds from sale of cost investment, net	—	1,866
Proceeds from maturity of (investment in) short-term bank deposits	12,645	(1,587)
Proceeds from sale of property and equipment	599	54
Purchase of property and equipment and capitalization of software development costs for internal use	(2,621)	(2,564)
Capitalization of software development costs	(167)	—

Net cash used in investing activities	(3,155)	(2,231)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2006	2007
	(Unaudited)
Cash flows from financing activities:
Exercise of options	$3,088	$1,299
Short-term bank loans and credit, net	13,717	(1,341)
Principal payments of long-term debt	(1,186)	(1,601)

Net cash provided by (used in) financing activities	15,619	(1,643)

Effect of exchange rate changes on cash and cash equivalents	26	349

Decrease in cash and cash equivalents	(2,341)	(4,171)
Cash and cash equivalents at the beginning of the period	33,579	46,675

Cash and cash equivalents at the end of the period	$31,238	$42,504

(a)             In conjunction with the acquisitions, the fair values of the assets acquired and liabilities assumed at the date of the related acquisition were as follows:

Capital deficiency, net (excluding cash and cash equivalents)	$(1,364)
Property and equipment	3,063
Long-term loans	(214)
Deferred tax liability	(1,020)
Goodwill	10,146
Customer relations and backlog	3,000
Net cash used in acquisition of a consolidated subsidiary	$13,611

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

Note 2: Significant Accounting Policies

a.               Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three months ended March 31, 2006 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2007, our consolidated results of operations for the three months ended March 31, 2006 and 2007, and our consolidated cash flows for the three months ended March 31, 2006 and 2007.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2007.

Results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels.

b.              Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

c.               Use of estimates

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

e.               Acquisition of subsidiaries
1.	Ness IBS

On February 28, 2006, we acquired all of the outstanding shares of Olas Software Solutions, Inc., d/b/a Innova Solutions (“Innova”), a provider of IT services and solutions based in the United States and India. We acquired the outstanding shares for cash consideration of $15,000 and related purchase costs of $249. Additional payment of $8,225, provided for in 2006, was made in April 2007 based on achievement of certain agreed milestones for the year 2006. Additional payment of up to $1,775 is required to be made in April 2008 based on achievement of certain agreed milestones for the year 2007. Innova became a wholly-owned subsidiary of Ness Technologies, Inc. and, accordingly, its results of operations are included in our consolidated financial statements since the acquisition date. Upon completion of the acquisition, Innova changed its name to Ness Innovative Business Services, Inc., or Ness IBS.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments) as follows:

Cash and cash equivalents	$ 1,566
Trade receivables	3,527
Other accounts receivable	1,310
Property and equipment	1,233
Other long-term assets	519
Intangible assets:
Customer relations	1,848
Backlog	640
Workforce.	4,773
Goodwill	14,886
Total assets acquired	30,302
Liabilities assumed:
Accounts payable and other accrued expenses	4,606
Other current liabilities	2,008
Accrual for additional consideration to be paid subsequent to the balance sheet date	8,225
Long-term liabilities	214
Total liabilities assumed	15,053
Net assets acquired	$ 15,249

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

c.               This acquisition was treated as an asset purchase for tax purposes and, as such, the goodwill related to this acquisition is deductible for tax purposes.

On March 31, 2007, Ness IBS was merged into Ness USA, Inc.

Pro forma information in accordance with SFAS No. 141 is provided in Note 2e(3).

2.	NessPro Spain

On December 14, 2006, we acquired all of the outstanding shares of Selesta España (“Selesta”), an IT software distribution and systems integration company based in Spain, for a purchase price of €8 million, or $10,579, and related purchase costs of $125. The purchase price consisted of €6.25 million paid in cash at the closing and €1.75 million placed in escrow for six months contingent on the verification of the accuracy of certain representations made by the sellers. Additional payment of €0.8 million, or $1,066, will be made during 2007 based on achievement of certain revenue and operating income milestones in 2006. The additional payment was accrued for and recorded as goodwill in the December 31, 2006 consolidated balance sheet, as the milestones were met. An additional payment of €1 million or $1,332 may be made during 2008 based on achievement of certain revenue and operating income milestones for 2007. Selesta became a wholly-owned subsidiary of our Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in our consolidated financial statements since the acquisition date. Upon completion of the acquisition, Selesta changed its name to NessPro Spain s.a.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values (as of the acquisition date, except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on the date of acquisition, as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Cash and cash equivalents	$ 986
Trade receivables	3,168
Property and equipment	140
Other accounts receivable	984
Intangible assets:
Customer relations	758
Distribution agreements	279
Workforce.	435
Goodwill	10,561
Total assets acquired	17,311
Liabilities assumed:
Accounts payable and other accrued expenses	3,125
Accrual for additional consideration to be paid subsequent to the balance sheet date	1,070
Deferred tax liability	321
Other current liabilities	2,091
Total liabilities assumed	6,607
Net assets acquired	$ 10,704

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

c.               We recorded a deferred tax liability of $321 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

Pro forma information in accordance with SFAS No. 141 is provided in Note 2e(3).

3.               The following table presents certain combined unaudited statements of income data for the three months ended March 31, 2006 as if the acquisitions of Ness IBS and NessPro Spain had occurred on January 1, 2006, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Three months ended March 31, 2006
(unaudited)

Revenues	$113,989
Net income	$5,849

Earnings per share:
Basic	$0.17
Diluted	$0.16

f.                 Goodwill

On January 1, 2006, we began segment reporting, and therefore we allocated our goodwill balance as of January 1, 2006 to our reportable segments based on their relative fair value as of that date.

On January 1, 2007 we realigned our segments slightly (see Note 6). There was no significant effect on the allocation of goodwill between the segments.

In the three months ended March 31, 2007, we recorded additional goodwill of $1,991, mainly resulting from translation adjustments.

g.              Accounting for stock-based compensation

During the three months ended March 31, 2007, we granted options to purchase 691,200 shares of our Common Stock to executive officers, selected employees and directors. Out of the 691,200 options granted, we granted certain of our senior management a total of 666,000 options. These options vest in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees have the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, we used a Monte Carlo simulation in order to estimate their fair value. Management believes this valuation technique produces a better estimate of fair values than the closed form option pricing model, considering the guidance provided in FASB 123(R). Options for the remaining 25,200 shares were fully vested on the date of grant. The options on all 691,200 shares were granted on January 4, 2007 before the stock market opened at an exercise price equal to the closing price on the Nasdaq Stock Market the prior business day, or $14.27.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model for service options and the Monte Carlo option pricing model for performance condition options. The option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements. The expected term of options granted is based upon historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. We have historically not paid dividends and have no foreseeable plans to pay dividends. The fair value was estimated at the date of grant using the following assumptions:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Black-Scholes Three months ended March 31, 2007	Monte Carlo Three months ended March 31, 2007
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected volatility	31%	29%-31%
Risk-free interest	4.63%	4.61%-4.95%
Expected life (in years)	2	N/A

As of March 31, 2007, approximately $1,693 of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a period of 4 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2007 does not consider the effect of stock options that may be issued in subsequent periods.

On March 12, 2007, options to purchase an aggregate of 350,000 shares were granted to two of our executive officers in connection with their hiring, at an exercise price equal to the closing price on the Nasdaq Stock Market the prior business day, or $13.00. The options were granted subject to stockholder approval of our proposed 2007 Stock Option Plan, which is described in the proxy statement for our 2007 annual meeting of stockholders filed with the SEC on April 30, 2007.

Note 3: Commitments and Contingent Liabilities

a.               Litigation

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company issued a contract termination notice on September 21, 2006, collected autonomous guarantees provided by our subsidiary in the amount of about $2.1 million on November 23, 2006, and is demanding payment of the amounts paid so far, as well as damages. Furthermore, this termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company’s actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9 million. With respect to this contract, approximately $3 million is included in our accounts receivable and approximately $2 million is included in other accounts receivable and prepaid expenses. We can give no assurance at the present time of the exposure, if any, for these claims. We believe that our liability insurance policy, which has a cap of $5 million per claim, should cover such exposure. At this stage we can not estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.              Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2006 and March 31, 2007, is $37,336 and $38,975, respectively. We do not hold collateral to support guarantees when deemed necessary.

c.               Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment and goodwill.

Note 5: Stockholders’ Equity

a.               Total comprehensive income:
	Three months ended March 31,
	2006	2007
	(Unaudited)
Net income	$6,337	$5,715
Foreign currency translation adjustments, net	(2,815)	2,852
Net unrealized gains on available-for-sale marketable securities	(60)	—
Comprehensive income	$3,462	$8,567

b.              Option exercises:

In the three months ended March 31, 2007, a total of 379,619 options were exercised into common stock for aggregate consideration of $1,299.

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

On January 1, 2007, we expanded our Managed Strategic Services (MSS) segment to include the non-financial services portions of Ness IBS (formerly Innova), a component of our “Other” segment, and we changed the name of MSS to Ness North America; and we moved our Ness UK organization from our “Other” segment to our Ness Europe segment. 2006 data for these three segments is reclassified to reflect the current organization of the segments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our operating segments are:

1. Ness North America (Ness NA), which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare and others.

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

5. Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS division (formerly Innova) as well as the recently acquired NessPRO Spain (formerly Selesta España).

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

The table below presents financial information for our five reportable segments:

	Three months ended March 31, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total

Revenues from external customers	$26,101	$14,153	$22,874	$50,600	$12,050	—	$125,778

Operating income	$2,003	$2,370	$1,451	$3,089	$593	$(2,790)	$6,716

Financial income, net							389
Other income, net							6
Income before taxes on income							$7,111

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended March 31, 2006
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total

Revenues from external customers	$20,798	$14,784	$21,086	$44,059	$6,315	—	$107,042

Operating income	$2,584	$1,861	$1,682	$3,136	$101	$(1,459)	$7,905

Financial expenses, net							(61)
Other expenses, net							(39)

Income before taxes on income							$7,805

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the three months ended March 31, 2006 and 2007, and long-lived assets as of December 31, 2006 and March 31, 2007:

	Three months ended March 31,
	2006	2007
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$52,925	$60,633
United States	27,317	33,189
Europe	21,276	25,301
Asia and the Far East	4,515	5,456
Others	1,009	1,199
	$107,042	$125,778

	December 31,	March 31,
	2006	2007
		(Unaudited)
Long-lived assets:
Israel	$111,634	$112,419
United States	81,740	82,923
Europe	34,567	34,550
Asia and the Far East	10,377	10,265
Others	15	21
	$238,333	$240,178

Note 7: Income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

derecognizing, classification, interest and penalties on income taxes and accounting in interim periods, and requires increased disclosures. As a result of the adoption we recorded approximately $1.5 million of reserve for uncertain tax positions which, if recognized, would affect the effective tax rate. This amount includes accrued interest expense and penalties related to the unrecognized tax benefits. We recognize accrued interest related to unrecognized tax benefits in interest expenses. Penalties are recognized as a component of income tax expense.

The amount of income taxes we pay is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from current estimates. We are no longer subject to U.S. federal, state and local, or non U.S. income tax examination for years before 2001.

The effective tax rate used in computing the provision for income taxes is based on our projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory tax rate is due preliminary to foreign tax holidays, foreign subsidiaries with different tax rates, non-deductible expenses and deferred taxes on losses for which valuation allowance was provided.

Note 8: Basic and Diluted Net Earnings per Share

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

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 2,532,118 and 710,955 for the three months ended March 31, 2006 and 2007, respectively.

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended March 31,
	2006	2007
	(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$6,337	$5,715

Denominator:
Weighted average number of shares of common stock	34,870	38,872
Effect of dilutive securities:
Employee stock options and warrants	1,310	463
Denominator for diluted net earnings per share — weighted average assuming exercise of options	36,180	39,335

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 14, 2007, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

Our revenues increased to $125.8 million for the three months ended March 31, 2007, from $107.0 million for the three months ended March 31, 2006. Net income decreased to $5.7 million for the three months ended March 31, 2007, from $6.3 million for the three months ended March 31, 2006 primarily as a result of exceptional expenses related to our management transition of $1.8 million, losses from our United Kingdom operations of $0.8 million and other expenses aggregating to $0.4 million.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2007, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 31% of our revenues. For the three months ended March 31, 2007, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 9%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2007.

Our backlog as of March 31, 2007 was $631 million compared to $527 million as of March 31, 2006. This $104 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three months ended March 31, 2007, the percentage of our revenues derived from clients in Israel was 48%; in the United States, 26%; in Europe, 20%; in Asia and the Far East, 4%; and in other countries, 1%.

For the three months ended March 31, 2007, we derived 43% of our revenues from outsourcing (including offshore development); 30% from system integration and application development; 17% from software and consulting; 8% from quality assurance and training; and 2% from our other offerings.

As of March 31, 2007, we had approximately 7,500 employees, including approximately 6,555 IT professionals. Of the 7,500 employees, approximately 3,355 were in Israel, 2,295 were in India, 585 were in North America, 895 were in Europe and 370 were in the Asia Pacific region.

Recent Developments

On April 17, 2007, we signed a definitive agreement to acquire Advanced Industrial Management Company Limited (“AIM”), a privately-held leading software distributor in Thailand. The purchase price is $2.4 million in cash. In addition, should AIM achieve certain business goals by the end of the years 2007 and 2008, we will pay an additional amount of up to $1.35 million. The acquisition is expected to close during May 2007 and is subject to customary closing conditions. AIM employs 35 people and for the year 2006 was profitable. AIM will become part of NessPRO, our software product distribution business, currently operating in Israel, Spain, Portugal, Singapore and Thailand. AIM will strengthen our current operations in Asia Pacific. Upon closing of the acquisition, AIM will change its name to NessPRO Thailand Ltd.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2006	2007
Revenues	100.0%	100.0%
Cost of revenues	70.7	71.3
Gross profit	29.3	28.7

Operating expenses:
Selling and marketing	7.9	7.5
General and administrative	13.9	15.8
Total operating expenses	21.9	23.4

Operating income	7.4	5.3
Financial income (expenses), net	(0.1)	0.3
Other income (expenses), net	0.0	0.0
Income before taxes on income	7.3	5.7

Taxes on income	1.4	1.1
Net income	5.9	4.5

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase
	2006	2007	$	%
Revenues	$107,042	$125,778	18,736	17.5
Cost of revenues	75,716	89,676	13,960	18.4
Gross profit	$31,326	$36,102	4,776	15.2
Gross margin	29.3%	28.7%

Revenues

Our revenues increased from $107.0 million in the three months ended March 31, 2006 to $125.8 million in the three months ended March 31, 2007, representing an increase of $18.7 million, or 17.5%. Approximately $9.0 million this increase was attributable to acquisitions, a significant portion of which was due to post-acquisition growth resulting from synergies with Ness. Of the $18.7 million increase in revenues, $5.6 million represents growth in outsourcing and offshore engagements and $13.1 million represents growth in our other offerings, comprised of system integration and application development, software and consulting, and quality assurance and training. Revenues from outsourcing and offshore services increased as a result of volume growth due to our sales initiatives related to these offerings, including the hiring of key personnel and aligning of our organizational structure. There was no significant change in our billing rates, or prices, from the three months ended March 31, 2006 to the three months ended March 31, 2007.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $75.7 million in the three months ended March 31, 2006 to $89.7 million in the three months ended March 31, 2007, representing an increase of $14.0 million, or 18.4%. Approximately $6.5 million of this increase was attributable to acquisitions, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $7.5 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $31.3 million in the three months ended March 31, 2006 to $36.1 million in the three months ended March 31, 2007, representing an increase of $4.8 million, or 15.2%. The increase was primarily due to our increase in revenues. Approximately $2.4 million of the increase was attributable to acquisitions, a significant portion of which was due to post-acquisition revenue growth resulting from synergies with Ness, and $2.4 million was related to our other revenue growth. Gross margin for the three months ended March 31, 2007 was 28.7%, compared to 29.3% in the three months ended March 31, 2006.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase
	2006	2007	$	%
Selling and marketing	$8,491	$9,472	981	11.6
General and administrative	14,930	19,914	4,984	33.4
Total operating expenses	23,421	29,386	5,965	25.5
Operating income	$7,905	$6,716	(1,189)	(15.0)

Selling and marketing

Selling and marketing expenses increased from $8.5 million in the three months ended March 31, 2006 to $9.5 million in the three months ended March 31, 2007, representing an increase of $1.0 million, or 11.6%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $0.6 million.

General and administrative

General and administrative expenses increased from $14.9 million in the three months ended March 31, 2006 to $19.9 million in the three months ended March 31, 2007, representing an increase of $5.0 million, or 33.4%. This increase was due primarily to exceptional expenses associated with the transition of management, representing $1.8, and our acquisitions, representing $2.2 million.

Operating Income

Operating income decreased from $7.9 million in the three months ended March 31, 2006 to $6.7 million in the three months ended March 31, 2007, representing a decrease of $1.2 million, or 15.0%. The decrease was mainly attributable to the increase in our general and administrative expenses.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2006	2007	$	%
Operating income	$7,905	$6,716	(1,189)	(15.0)
Financial income (expenses), net	(61)	389	450	(737.7)
Other income (expenses), net	(39)	6	45	(115.4)
Income before taxes on income	7,805	7,111	(694)	(8.9)
Taxes on income	1,468	1,396	(72)	(4.9)
Net income	$6,337	$5,715	(622)	(9.8)

Financial income (expenses), net

Financial income (expenses), net, changed from expenses of $0.1 million in the three months ended March 31, 2006 to income of $0.4 million in the three months ended March 31, 2007, representing an increase of $0.5 million. The increase is primarily due to the increase in our average net cash from $24.3 million to $36.3 million, which allowed us to generate higher interest income, net, representing $0.2 million, along with the repayment of relatively expensive loans and favorable foreign currency exchange effects, together representing $0.3 million.

Other income (expenses), net

Other income (expenses), net changed from expenses of $39,000 in the three months ended March 31, 2006 to income of $6,000 in the three months ended March 31, 2007. This change was not significant.

Taxes on income

Our taxes on income decreased from $1.5 million in the three months ended March 31, 2006 to $1.4 million in the three months ended March 31, 2007, representing a decrease of $0.1 million, or 4.9%. This decrease is due primarily to the decrease in our income before taxes, partially offset by the utilization of tax loss carry-forwards in the United States and Israel. We expect our tax rate for the remainder of the year to be above 20%, due to the utilization of those tax loss carry-forwards and the proposed changes in the tax rates in India.

Net Income

Net income decreased from $6.3 million in the three months ended March 31, 2006 to $5.7 million in the three months ended March 31, 2007, representing a decrease of $0.6 million, or 9.8%. The decrease in net income was due primarily to our decrease in operating income of $1.2 million, partially offset by the increase in financial income (expenses), net, of $0.5 million.

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

On January 1, 2006 we completed the reorganization of our operations into operating segments. Our chief operating decision-maker is our chief executive officer, who evaluates our performance and allocates resources based on segment revenues and operating profit.

On January 1, 2007, we expanded our Managed Strategic Services (MSS) segment to include the non-financial services portions of Ness IBS (formerly Innova), a component of our “Other” segment, and we changed the name of MSS to Ness North America; and we moved our Ness UK organization from our “Other” segment to our Ness Europe segment. 2006 data for these three segments is reclassified to reflect the current organization of the segments.

Our operating segments are:

1.       Ness North America, which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare and others.

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

5.       Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS division (formerly Innova) as well as the recently acquired NessPRO Spain (formerly Selesta España).

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

The table below presents financial information for our five reportable segments (dollars in thousands):

	Three months ended March 31,
	2006	2007
	(unaudited)
Segment Data:

Revenues:
Ness North America	$20,798	$26,101
Technologies & Systems Group (TSG)	14,784	14,153
Ness Europe	21,086	22,874
Ness Israel	44,059	50,600
Other	6,315	12,050
	$107,042	$125,778
Operating Income (Loss):
Ness North America	$2,584	$2,003
Technologies & Systems Group (TSG)	1,861	2,370
Ness Europe	1,682	1,451
Ness Israel	3,136	3,089
Other	101	593
Unallocated Expenses	(1,459)	(2,790)
	$7,905	$6,716

Liquidity and Capital Resources

Overview

As of March 31, 2007, we had cash, cash equivalents and short-term bank deposits of $46.2 million compared to $48.7 million as of December 31, 2006. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2006	2007
Net cash used in operating activities	$(14,831)	$(646)
Net cash used in investing activities	(3,155)	(2,231)
Net cash provided by (used in) financing activities	15,619	(1,643)
Effect of exchange rate changes on cash and cash equivalents	26	349
Decrease in cash and cash equivalents	(2,341)	(4,171)
Cash and cash equivalents at the beginning of the period	33,579	46,675
Cash and cash equivalents at the end of the period	$31,238	$42,504

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net cash used in operating activities was $0.6 million in the three months ended March 31, 2007, compared to $14.8 million in the three months ended March 31, 2006. The major factors contributing to the decrease were tax payments in the three months ended March 31, 2006 to the Israeli Tax Authority related to prior periods for which there was no corresponding amount in the three months ended March 31, 2007, representing $7.2 million, and a decrease in trade payables, other accounts payable and accrued expenses, representing $6.1 million.

Net cash used in investing activities was $2.2 million in the three months ended March 31, 2007, compared with $3.2 million in the three months ended March 31, 2006. The major factors contributing to the decrease were payments in respect of the acquisitions we made during the first three months of 2006 for which there was no corresponding amount in the three months ended March 31, 2007, representing $13.6 million, net of cash acquired, offset by the difference between proceeds from short-term bank deposits in the three months ended March 31, 2006 and investment in short-term bank deposits in the three months ended March 31, 2007, representing $14.2 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion, representing $1.9 million.

Net cash used in financing activities was $1.6 million in the three months ended March 31, 2007, compared with net cash provided of $15.6 million in the three months ended March 31, 2006. The decrease was primarily due to a lower utilization of short-term bank loans and credit, representing $15.1 million, partially offset by a decrease in the exercise of options, representing $1.8 million. In the three months ended March 31, 2006 and 2007, cash flows from the exercise of options amounted to $3.1 million and $1.3 million, respectively.

The effect of exchange rate changes on cash and cash equivalents was $0.3 million in the three months ended March 31, 2007, compared to $26,000 in the three months ended March 31, 2006. The change was not significant.

Long-term and Short-term Debt

At March 31, 2007, we had aggregate short-term and long-term bank borrowings of $4.3 million, consisting of various notes denominated in dollars and NIS (linked to index) with interest rates ranging from approximately 6.5% to 7.5% and a weighted average interest rate of approximately 7.44%, with maturities of one to two years. These aggregate bank borrowings included $4.0 million from Israel Discount Bank, with interest rates of approximately 7.5% and maturities of one to two years; and $0.5 million from Mizrahi Bank, with interest rates of approximately 6.5% and maturities of up to one year.

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

As of March 31, 2007, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the consolidated financial statements presented in our 2006 Annual Report on Form 10-K, filed with the SEC on March 14, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 7 to the condensed consolidated financial statements, we have adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, there have been no significant changes in our critical accounting estimates during the first three months of 2007.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

Contractual Obligations

In our 2006 Annual Report on Form 10-K, filed with the SEC on March 14, 2007, we disclosed contractual obligations. At March 31, 2007, there have been no material changes to our contractual obligations other than as noted below.

On March 12, 2007, we granted options to purchase an aggregate of 350,000 shares to two of our executive officers in connection with their hiring, at an exercise price equal to the closing price on the Nasdaq Stock Market the prior business day, or $13.00. The options were granted subject to stockholder approval of our proposed 2007 Stock Option Plan, which is described in the proxy statement for our 2007 annual meeting of stockholders filed with the SEC on April 30, 2007.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company issued a contract termination notice on September 21, 2006, collected autonomous guarantees provided by our subsidiary in the amount of about $2.1 million on November 23, 2006, and is demanding payment of the amounts paid so far, as well as damages. Furthermore, this termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company’s actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9 million. With respect to this contract, approximately $3 million is included in our accounts receivable and approximately $2 million is included in other accounts receivable and prepaid expenses. We can give no assurance at the present time of the exposure, if any, for these claims. We believe that our liability insurance policy, which has a cap of $5 million per claim, should cover such exposure. At this stage we can not estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 6, 2006, we amended our employment agreement with Tuvia Feldman, our chief operating officer. Effective April 1, 2007, the term of Mr. Feldman’s employment agreement was extended to December 31, 2008, and Mr. Feldman was granted a retention bonus of $135,000. If Mr. Feldman resigns before December 31, 2008, the grant will be proportionately reduced.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1	Amendment to Employment Agreement, effective as of April 1, 2007, between the Registrant and Tuvia Feldman.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ ISSACHAR GERLITZ
Issachar Gerlitz
Chief Executive Officer, President, Director (Principal executive officer)
Date: May 10, 2007	By:	/s/ OFER SEGEV
Ofer Segev
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employment Agreement, effective as of April 1, 2007, between the Registrant and Tuvia Feldman.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.