Form 10-Q
period 2007-06-30
NESS TECHNOLOGIES INC
filed 2007-08-08
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 39,192,916 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets – December 31, 2006 and June 30, 2007 (Unaudited)	3
Condensed Consolidated Statements of Income – Three and six months ended June 30, 2006 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2006 and 2007 (Unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements – June 30, 2007 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Overview	17
Recent Developments	18
Consolidated Results of Operations	18
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006	19
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006	21
Results by Business Segment	23
Liquidity and Capital Resources	24
Forward-Looking Statements and Risk Factors	27
Item 3. Quantitative and Qualitative Disclosure about Market Risk	27
Item 4. Controls and Procedures	27
Evaluation of Disclosure Controls and Procedures	27
Changes in Internal Control	28

PART II – OTHER INFORMATION	29

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities.	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2006	June 30, 2007
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,675	$32,724
Restricted cash	518	582
Short-term bank deposits	1,509	520
Trade receivables (net of allowance for doubtful accounts of $2,812 and $2,386 at December 31, 2006 and June 30, 2007, respectively)	136,952	136,902
Unbilled receivables	28,846	41,857
Other accounts receivable and prepaid expenses	15,862	23,573
Inventories	177	1,116
Total current assets	230,539	237,274

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,480	7,451
Investments at cost	1,193	1,251
Unbilled receivables	14,985	9,540
Deferred income taxes, net	7,529	5,911
Severance pay fund	42,321	42,670

Total long-term assets	72,508	66,823

PROPERTY AND EQUIPMENT, NET	28,279	29,733

INTANGIBLE ASSETS, NET	8,336	7,449

GOODWILL	201,718	204,143

Total assets	$541,380	$545,422

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2006	June 30, 2007
		(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$4,477	$8,023
Current maturities of long-term debt	4,420	3,684
Trade payables	42,602	35,865
Advances from customers and deferred revenues	30,364	33,079
Other accounts payable and accrued expenses	76,128	64,867

Total current liabilities	157,991	145,518

LONG-TERM LIABILITIES:
Long-term debt and other liabilities, net of current maturities	3,703	4,323
Accrued severance pay	47,031	48,226

Total long-term liabilities	50,734	52,549

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common Stock of $0.01 par value - Authorized: 76,500,000 shares at December 31, 2006 and at June 30, 2007; Issued and outstanding: 38,638,682 shares at December 31, 2006 and 39,176,244 shares at June 30, 2007	387	392
Additional paid-in capital	317,799	321,323
Accumulated other comprehensive income (loss)	(415)	2,378
Retained earnings	14,884	23,262

Total stockholders' equity	332,655	347,355

Total liabilities and stockholders' equity	$541,380	$545,422

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)

Revenues	$116,614	$125,762	$223,656	$251,540
Cost of revenues (*)	83,981	89,677	159,697	179,353

Gross profit	32,633	36,085	63,959	72,187

Operating expenses:
Selling and marketing (*)	8,733	9,293	17,224	18,765
General and administrative (*)	16,426	21,367	31,356	41,281

Total operating expenses	25,159	30,660	48,580	60,046

Operating income	7,474	5,425	15,379	12,141
Financial income (expenses), net	(577)	(74)	(638)	315
Other income (expenses), net	483	(62)	444	(56)

Income before taxes on income	7,380	5,289	15,185	12,400
Taxes on income	1,340	1,126	2,808	2,522
Equity in net losses of an affiliate	(90)	—	(90)	—

Net income	$5,950	$4,163	$12,287	$9,878

Basic net earnings per share	$0.17	$0.11	$0.35	$0.25

Diluted net earnings per share	$0.16	$0.11	$0.34	$0.25

(*) Includes stock-based compensation to employees, as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Cost of revenues	$—	$—	$—	$85
Selling and marketing	—	17	—	39
General and administrative	146	211	318	480

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2006	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$12,287	$9,878
Adjustments required to reconcile net income to net cash used in operating activities:
Stock-based compensation-related expenses	318	604
Equity in net losses of an affiliate	90	—
Currency fluctuation of long-term debt	88	24
Depreciation and amortization	5,641	5,853
Deferred income taxes, net	(586)	454
Loss (gain) on sale of property and equipment	(139)	101
Excess tax benefits related to exercise of options	—	(308)
Decrease (increase) in trade receivables, net	(3,622)	421
Increase in unbilled receivables	(11,581)	(7,194)
Decrease (increase) in other accounts receivable and prepaid expenses	332	(8,940)
Decrease (increase) in inventories	2,080	(945)
Increase in long-term prepaid expenses and other assets	(614)	(771)
Decrease in trade payables	(13,844)	(7,191)
Increase in advances from customers and deferred revenues	2,802	2,633
Decrease in other accounts payable and accrued expenses	(12,141)	(1,302)
Increase (decrease) in accrued severance pay, net	(242)	877

Net cash used in operating activities	(19,131)	(5,806)

Cash flows from investing activities:
Net cash paid for acquisition of a consolidated subsidiary	(13,683)	(2,495)
Proceeds from sale of cost investment, net	—	1,866
Additional payments in connection with acquisitions of subsidiaries in prior periods	(5,277)	(10,241)
Proceeds from maturity of (investment in) short-term bank deposits	16,089	1,036
Proceeds from sale of available-for-sale marketable securities	2,779	—
Proceeds from sale of property and equipment	651	222
Purchase of property and equipment and capitalization of software development costs for internal use	(4,514)	(4,980)
Capitalization of software development costs	(255)	—

Net cash used in investing activities	(4,210)	(14,592)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2006	2007
	(Unaudited)
Cash flows from financing activities:
Exercise of options	$5,954	$2,273
Excess tax benefits related to exercise of options	—	308
Short-term bank loans and credit, net	20,014	3,587
Principal payments of long-term debt	(1,487)	(1,821)

Net cash provided by financing activities	24,481	4,347

Effect of exchange rate changes on cash and cash equivalents	(1,898)	2,100

Decrease in cash and cash equivalents	(758)	(13,951)
Cash and cash equivalents at the beginning of the period	33,579	46,675

Cash and cash equivalents at the end of the period	$32,821	$32,724

Non-cash financing activity

Receivables for exercise of options granted to employees	$—	$457

Reclassification to equity of redeemable options accrual upon partial exercise of options	$1,868	$—

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

The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2007, our consolidated results of operations for the three and six months ended June 30, 2006 and 2007, and our consolidated cash flows for the six months ended June 30, 2006 and 2007.

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

Results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

e.	Acquisition of subsidiaries

1.	NessPRO Thailand

On May 15, 2007, we acquired all of the outstanding shares of Advanced Industrial Management Company Limited (“AIM”), a privately-held software distributor in Thailand, for a purchase price of $2,400 in cash and related purchase costs of $192. Additional payments totaling $1,350 may be made in 2008 and 2009, should AIM achieve certain business goals by the end of 2007 and 2008, respectively. AIM became a wholly-owned subsidiary of our U.S. subsidiary, NessPRO Inc. Upon completion of the acquisition, AIM changed its name to NessPRO Thailand Ltd.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair value. As part of the allocation, $1,905 was allocated to goodwill and workforce and $766 was allocated to amortizable intangible assets, license agreement and customer relations, that are being amortized over their estimated useful lives of five and six years, respectively. The goodwill related to the acquisition is nondeductible for tax purposes. The results of the aforementioned acquisition are included in our consolidated financial statements for the period subsequent to the acquisition date. Significant liabilities assumed included accounts payable and other accrued expenses in a total amount of approximately $542. We also recorded a deferred tax liability of $260 for the difference between the assigned values and the tax bases of the license agreement and customer relations acquired. The acquisition does not have a material effect on pro forma financial data.

2.
The following table presents certain combined unaudited statements of income data for the three and six months ended June 30, 2006 as if the acquisitions of Ness IBS and NessPRO Spain had occurred on January 1, 2006, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(unaudited)	(unaudited)

Revenues	$117,985	$231,975
Net income	$5,884	$11,734

Earnings per share:
Basic	$0.17	$0.33
Diluted	$0.16	$0.32

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

f.	Goodwill

On January 1, 2007 we realigned our segments slightly (see Note 5). There was no significant effect on the allocation of goodwill between the segments.

In the six month period ended June 30, 2007, we recorded additional goodwill and workforce resulting from the acquisition of NessPRO Thailand representing $1,905.

g.	Accounting for stock-based compensation

During the six months ended June 30, 2007, we granted options to purchase 1,041,200 shares of our Common Stock under our U.S. and Israeli 2003 Stock Option Plans and our 2007 Stock Option Plan at a weighted average exercise price of $13.84 per share and a weighted average fair value of $5.03 per share.

Included are 666,000 options granted to our senior management. These options vest in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees have the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, we used a Monte Carlo simulation in order to estimate their fair value. We believe this valuation technique produces a better estimate of fair values than the closed form option pricing model, considering the guidance provided in FASB 123(R). We accounted for these options as tandem awards. The fair value assigned to the redemption feature will be marked to market in each reporting period. During the six months ended June 30, 2007, $113 of stock-based compensation expense related to these options was recorded against liability.

At June 30, 2007, options to purchase 3,371,294 shares are outstanding with a weighted average exercise price of $11.85 per share and options to purchase 2,709,038 shares are available for future grants.

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

	Black-Scholes		Monte Carlo
	Three months ended June 30, 2007	Six months ended June 30, 2007	Three months ended June 30, 2007	Six months ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	31%	31%	29%-31%	29%-31%
Risk-free interest	5.10%	4.63% - 5.10%	4.61%-4.95%	4.61%-4.95%
Expected life (in years)	3.5	2 – 3.5	N/A	N/A

In the three and six months ended June 30, 2006, no options were granted.

As of June 30, 2007, approximately $2,609 of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a period of 3 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2007 does not consider the effect of stock options that may be issued in subsequent periods.

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

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company issued a contract termination notice on September 21, 2006, collected autonomous guarantees provided by our subsidiary in the amount of approximately $2.1 million on November 23, 2006, and is demanding payment of amounts it claims to have paid so far of approximately $4.1 million (excluding VAT), as well as damages of approximately $18.7 million. Furthermore, this termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company's actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9.2 million. With respect to this contract, approximately $5.3 million (excluding VAT) is included in our trade receivables and other accounts receivable and prepaid expenses. We can give no assurance at the present time of the exposure, if any, for these claims. We can give no assurance that our liability insurance policy, which has a cap of $5.0 million per claim, will cover such exposure. At this stage we can not estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2006 and June 30, 2007, is $37,336 and $39,657, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment and goodwill.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 4: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Net income	$5,950	$4,163	$12,287	$9,878
Foreign currency translation adjustments, net	6,350	(60)	3,535	2,793
Net unrealized gains on available-for-sale marketable securities	39	—	(21)	—
Comprehensive income	$12,339	$4,103	$15,801	$12,671

b.	Option exercises:

In the three and six months ended June 30, 2007, a total of 157,943 and 537,562 options, respectively, were exercised into common stock for aggregate consideration of $1,430 and $2,730, respectively.

Note 5: Segment Reporting

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

5. Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS division (formerly Innova) as well as the recently acquired NessPRO Spain (formerly Selesta España) and NessPRO Thailand (formerly AIM).

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

The table below presents financial information for our five reportable segments:

	Three months ended June 30, 2006
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$26,323	$12,635	$23,949	$44,255	$9,452	—	$116,614
Operating income (loss)	$3,567	$1,331	$2,654	$1,401	$311	$(1,790)	$7,474
Financial income, net							(577)
Other income, net							483
Income before taxes on income							$7,380

	Three months ended June 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$26,313	$13,212	$24,350	$49,169	$12,718	—	$125,762
Operating income (loss)	$2,126	$1,404	$1,737	$2,557	$815	$(3,214)	$5,425
Financial income, net							(74)
Other income, net							(62)
Income before taxes on income							$5,289

	Six months ended June 30, 2006
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$47,121	$27,419	$45,035	$88,314	$15,767	—	$223,656
Operating income (loss)	$6,151	$3,192	$4,336	$4,537	$412	$(3,249)	$15,379
Financial income, net							(638)
Other income, net							444
Income before taxes on income							$15,185

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Six months ended June 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$52,414	$27,365	$47,224	$99,769	$24,768	—	$251,540
Operating income (loss)	$4,129	$3,774	$3,188	$5,646	$1,408	$(6,004)	$12,141
Financial income, net							315
Other income, net							(56)
Income before taxes on income							$12,400

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the three and six months ended June 30, 2006 and 2007, and long-lived assets as of December 31, 2006 and June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$52,577	$63,307	$105,502	$123,940
North America	34,989	29,368	63,315	63,756
Europe	24,603	27,407	45,879	52,708
Asia and the Far East	4,445	5,680	8,960	11,136
	$116,614	$125,762	$223,656	$251,540

	December 31, 2006	June 30, 2007
		(Unaudited)
Long-lived assets:
Israel	$111,634	$110,839
North America	81,755	84,480
Europe	34,567	35,666
Asia and the Far East	10,377	10,340
	$238,333	$241,325

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 6: Income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes and accounting in interim periods, and requires increased disclosures. As a result of the adoption we recorded approximately $1.5 million of reserve as of January 1, 2007 for uncertain tax positions which, if recognized, would affect the effective tax rate. This amount includes accrued interest expense and penalties related to the unrecognized tax benefits. We recognize accrued interest related to unrecognized tax benefits in interest expenses. Penalties are recognized as a component of income tax expense.

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

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 2,381,833, 1,081,955, 2,381,833 and 896,455 for the three months ended June 30, 2006 and 2007 and the six months ended June 30, 2006 and 2007, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$5,950	$4,163	$12,287	$9,878

Denominator:
Weighted average number of shares of common stock	35,602	39,041	35,239	38,957
Effect of dilutive securities:
Employee stock options and warrants	1,116	273	1,096	368
Denominator for diluted net earnings per share - weighted average assuming exercise of options	36,718	39,314	36,335	39,325

Note 8: Subsequent Events

On July 26, 2007, our Board of Directors approved the exercise of an option granted to us on October 25, 2006 to purchase all of the outstanding shares of Selesta S.p.A., a privately-held IT software distribution and systems integration company based in Italy, and its wholly-owned subsidiary Selesta Security Systems S.p.A. (together - "Selesta Italia"), subject to the closing of a Share Purchase Agreement signed between the parties on March 19, 2007. The purchase price will be €9.0 million. An additional payment of up to €9.0 million will be made during 2008 and 2009 based on the achievement of certain operating income milestones in 2007 and 2008.

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

Our revenues increased to $125.8 million and $251.5 million for the three and six months ended June 30, 2007, from $116.6 million and $223.7 million for the three and six months ended June 30, 2006, respectively. Net income decreased to $4.2 million and $9.9 million for the three and six months ended June 30, 2007, from $6.0 million and $12.3 million for the three and six months ended June 30, 2006, respectively, primarily as a result of exceptional expenses related to our management transitions of $0.8 million and $2.6 million, respectively, and losses from our United Kingdom operations of $0.5 million and $1.3 million, respectively.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2007, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 33% and 31% of our revenues, respectively. For the three and six months ended June 30, 2007, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 14% and 12%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2007.

Our backlog as of June 30, 2007 was $650 million compared to $532 million as of June 30, 2006. This $118 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and six months ended June 30, 2007, the percentage of our revenues derived from clients in Israel was 50% and 49%, respectively; in North America, 23% and 25%, respectively; in Europe, 22% and 21%, respectively; and in Asia and the Far East, 5% and 4%, respectively.

For the three and six months ended June 30, 2007, we derived 44% and 43%, respectively, of our revenues from outsourcing (including offshore development); 31% and 30%, respectively, from system integration and application development; 17% and 17%, respectively, from software and consulting; 7% and 7%, respectively, from quality assurance and training; and 1% and 2%, respectively, from our other offerings.

As of June 30, 2007, we had approximately 7,460 employees, including approximately 6,505 IT professionals. Of the 7,460 employees, approximately 3,320 were in Israel, 2,310 were in India, 555 were in North America, 880 were in Europe and 395 were in the Asia Pacific region.

Recent Developments

On May 15, 2007, we acquired all of the outstanding shares of Advanced Industrial Management Company Limited (“AIM”), a privately-held software distributor in Thailand, for a purchase price of $2,400 in cash and related purchase costs of $192. Additional payments totaling $1,350 may be made in 2008 and 2009, should AIM achieve certain business goals by the end of 2007 and 2008, respectively. AIM employs 35 people and for the year 2006 was profitable. AIM became part of NessPRO, our software product distribution business, currently operating in Israel, Spain, Portugal, Singapore and Thailand. AIM is expected to strengthen our current operations in Asia Pacific. Upon completion of the acquisition, AIM changed its name to NessPRO Thailand Ltd.

On July 26, 2007, our Board of Directors approved the exercise of an option granted to us on October 25, 2006 to purchase all of the outstanding shares of Selesta S.p.A., a privately-held IT software distribution and systems integration company based in Italy, and its wholly-owned subsidiary Selesta Security Systems S.p.A. (together - "Selesta Italia"), subject to the closing of a Share Purchase Agreement signed between the parties on March 19, 2007. The purchase price will be €9.0 million. An additional payment of up to €9.0 million will be made during 2008 and 2009 based on the achievement of certain operating income milestones in 2007 and 2008. Selesta Italia employs about 110 people and will become part of NessPRO. Selesta Italia is expected to strengthen our current operations in Europe. Upon closing of the acquisition, Selesta Italia will change its name to NessPRO Italy.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.0	71.3	71.4	71.3
Gross profit	28.0	28.7	28.6	28.7

Operating expenses:
Selling and marketing	7.5	7.4	7.7	7.5
General and administrative	14.1	17.0	14.0	16.4
Total operating expenses	21.6	24.4	21.7	23.9

Operating income	6.4	4.3	6.9	4.8
Financial income (expenses), net	(0.5)	(0.1)	(0.3)	0.1
Other income (expenses), net	0.4	0.0	0.2	0.0
Income before taxes on income	6.3	4.2	6.8	4.9

Taxes on income	1.1	0.9	1.3	1.0
Equity in net losses of an affiliate	(0.1)	—	0.0	—
Net income	5.1	3.3	5.5	3.9

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase
	2006	2007	$	%
Revenues	$116,614	$125,762	9,148	7.8
Cost of revenues	83,981	89,677	5,696	6.8
Gross profit	$32,633	$36,085	3,452	10.6
Gross margin	28.0%	28.7%

Revenues

Our revenues increased from $116.6 million in the three months ended June 30, 2006 to $125.8 million in the three months ended June 30, 2007, representing an increase of $9.1 million, or 7.8%. Approximately $2.7 million of this increase was attributable to acquisitions. Of the $9.1 million increase in revenues, $4.7 million represents growth in software and consulting services and $4.4 million represents growth in our other offerings, comprised of outsourcing and offshore engagements, system integration and application development, and quality assurance and training. There was no significant change in our billing rates, or prices, from the three months ended June 30, 2006 to the three months ended June 30, 2007.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $84.0 million in the three months ended June 30, 2006 to $89.7 million in the three months ended June 30, 2007, representing an increase of $5.7 million, or 6.8%. Approximately $1.1 million of this increase was attributable to acquisitions, and $4.6 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $32.6 million in the three months ended June 30, 2006 to $36.1 million in the three months ended June 30, 2007, representing an increase of $3.5 million, or 10.6%. The increase was primarily due to our increase in revenues. Approximately $1.6 million of the increase was attributable to acquisitions, and $1.9 million was related to our other revenue growth. Gross margin for the three months ended June 30, 2007 was 28.7%, compared to 28.0% in the three months ended June 30, 2006.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (decrease)
	2006	2007	$	%
Selling and marketing	$8,733	$9,293	560	6.4
General and administrative	16,426	21,367	4,941	30.1
Total operating expenses	25,159	30,660	5,501	21.9
Operating income	$7,474	$5,425	(2,049)	(27.4)

Selling and marketing

Selling and marketing expenses increased from $8.7 million in the three months ended June 30, 2006 to $9.3 million in the three months ended June 30, 2007, representing an increase of $0.6 million, or 6.4%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $0.6 million.

General and administrative

General and administrative expenses increased from $16.4 million in the three months ended June 30, 2006 to $21.4 million in the three months ended June 30, 2007, representing an increase of $4.9 million, or 30.1%. This increase was due primarily to exceptional expenses associated with our management transitions, representing $0.8 million, increases in salary expenses and related benefits, representing $0.6 million, doubtful accounts expenses in the three months ended June 30, 2007 compared to collection of doubtful debts in the three months ended June 30, 2006, representing $0.5 million, and acquisitions, representing $0.2 million.

Operating Income

Operating income decreased from $7.5 million in the three months ended June 30, 2006 to $5.4 million in the three months ended June 30, 2007, representing a decrease of $2.0 million, or 27.4%. The decrease was mainly attributable to the increase in our general and administrative expenses.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2006	2007	$	%
Operating income	$7,474	$5,425	(2,049)	(27.4)
Financial expenses, net	(577)	(74)	503	(87.2)
Other income (expenses), net	483	(62)	(545)	N/A
Income before taxes on income	7,380	5,289	(2,091)	(28.3)
Taxes on income	1,340	1,126	(214)	(16.0)
Equity in net losses of an affiliate	(90)	—	90	(100.0)
Net income	$5,950	$4,163	(1,787)	(30.0)

Financial expenses, net

Financial expenses, net, decreased from $0.6 million in the three months ended June 30, 2006 to $0.1 million in the three months ended June 30, 2007, representing a decrease of $0.5 million. The decrease is primarily due to the increase in our average net cash from $2.0 million to $13.8 million, which allowed us to generate higher interest income, net, representing $0.2 million, along with the repayment of relatively expensive loans and favorable foreign currency exchange effects, together representing $0.3 million.

Other income (expenses), net

Other income (expenses), net changed from income of $0.5 million in the three months ended June 30, 2006 to expenses of $0.1 million in the three months ended June 30, 2007. This change was primarily due to consideration received for a third party transaction, representing $0.4 million, net of expenses, in the three months ended June 30, 2006.

Taxes on income

Our taxes on income decreased from $1.3 million in the three months ended June 30, 2006 to $1.1 million in the three months ended June 30, 2007, representing a decrease of $0.2 million, or 16.0%. This decrease is due primarily to the decrease in our income before taxes, partially offset by the utilization of tax loss carry-forwards in the United States and Israel. We expect our tax rate for the remainder of the year to be above 20%, due to the utilization of those tax loss carry-forwards by certain of our European subsidiaries and the changes in the tax rates in India.

Equity in net losses of an affiliate

Equity in net losses of an affiliate changed from losses of $0.1 million in the three months ended June 30, 2006 to zero in the three months ended June 30, 2007, reflecting the fact that we no longer have the affiliate.

Net Income

Net income decreased from $6.0 million in the three months ended June 30, 2006 to $4.2 million in the three months ended June 30, 2007, representing a decrease of $1.8 million, or 30.0%. The decrease in net income was due primarily to our decrease in operating income of $2.0 million, partially offset by the decrease in taxes on income, of $0.2 million.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase
	2006	2007	$	%
Revenues	$223,656	$251,540	27,884	12.5
Cost of revenues	159,697	179,353	19,656	12.3
Gross profit	$63,959	$72,187	8,228	12.9
Gross margin	28.6%	28.7%

Revenues

Our revenues increased from $223.7 million in the six months ended June 30, 2006 to $251.5 million in the six months ended June 30, 2007, representing an increase of $27.9 million, or 12.5%. Approximately $11.6 million of this increase was attributable to acquisitions, a significant portion of which was due to post-acquisition growth resulting from synergies with Ness. Of the $27.9 million increase in revenues, $10.4 million represents growth in software and consulting, $7.8 million represent growth in outsourcing and offshore engagements and $9.7 million represents growth in our other offerings, comprised of system integration and application development and quality assurance and training. There was no significant change in our billing rates, or prices, from the six months ended June 30, 2006 to the six months ended June 30, 2007.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $159.7 million in the six months ended June 30, 2006 to $179.4 million in the six months ended June 30, 2007, representing an increase of $19.7 million, or 12.3%. Approximately $7.1 million of this increase was attributable to acquisitions, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $12.6 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $64.0 million in the six months ended June 30, 2006 to $72.2 million in the six months ended June 30, 2007, representing an increase of $8.2 million, or 12.9%. The increase was primarily due to our increase in revenues. Approximately $4.5 million of the increase was attributable to acquisitions, a significant portion of which was due to post-acquisition revenue growth resulting from synergies with Ness, and $3.7 million was related to our other revenue growth. Gross margin for the six months ended June 30, 2007 was 28.7%, compared to 28.6% in the six months ended June 30, 2006. This increase in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (decrease)
	2006	2007	$	%
Selling and marketing	$17,224	$18,765	1,541	8.9
General and administrative	31,356	41,281	9,925	31.7
Total operating expenses	48,580	60,046	11,466	23.6
Operating income	$15,379	$12,141	(3,238)	(21.1)

Selling and marketing

Selling and marketing expenses increased from $17.2 million in the six months ended June 30, 2006 to $18.8 million in the six months ended June 30, 2007, representing an increase of $1.5 million, or 8.9%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $1.2 million.

General and administrative

General and administrative expenses increased from $31.4 million in the six months ended June 30, 2006 to $41.3 million in the six months ended June 30, 2007, representing an increase of $9.9 million, or 31.7%. This increase was due primarily to exceptional expenses associated with our management transitions, representing $2.6 million, our acquisitions, representing $1.9 million, increases in salary expenses and related benefits, representing $0.9 million, and doubtful accounts expenses in the six months ended June 30, 2007 compared to collection of doubtful debts in the six months ended June 30, 2006, representing $0.5 million.

Operating Income

Operating income decreased from $15.4 million in the six months ended June 30, 2006 to $12.1 million in the six months ended June 30, 2007, representing a decrease of $3.2 million, or 21.1%. The decrease was mainly attributable to the increase in our general and administrative expenses.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2006	2007	$	%
Operating income	$15,379	$12,141	(3,238)	(21.1)
Financial income (expenses), net	(638)	315	953	N/A
Other income (expenses), net	444	(56)	(500)	N/A
Income before taxes on income	15,185	12,400	(2,785)	(18.3)
Taxes on income	2,808	2,522	(286)	(10.2)
Equity in net losses of an affiliate	(90)	—	90	(100.0)
Net income	$12,287	$9,878	(2,409)	(19.6)

Financial income (expenses), net

Financial income (expenses), net, changed from expenses of $0.6 million in the six months ended June 30, 2006 to income of $0.3 million in the six months ended June 30, 2007, representing an increase of $1.0 million. The increase is primarily due to the increase in our average net cash from $13.1 million to $21.9 million, which allowed us to generate higher interest income, net, representing $0.4 million, along with the repayment of relatively expensive loans and favorable foreign currency exchange effects, together representing $0.6 million.

Other income (expenses), net

Other income (expenses), net changed from income of $0.4 million in the six months ended June 30, 2006 to expenses of $0.1 million in the six months ended June 30, 2007. This change was primarily due to consideration received for a third party transaction, representing $0.4 million, net of expenses, in the six months ended June 30, 2006.

Taxes on income

Our taxes on income decreased from $2.8 million in the six months ended June 30, 2006 to $2.5 million in the six months ended June 30, 2007, representing a decrease of $0.3 million, or 10.2%. This decrease is due primarily to the decrease in our income before taxes, partially offset by the utilization of tax loss carry-forwards in the United States and Israel.

Equity in net losses of an affiliate

Equity in net losses of an affiliate changed from losses of $0.1 million in the six months ended June 30, 2006 to zero in the six months ended June 30, 2007, reflecting the fact that we no longer have the affiliate.

Net Income

Net income decreased from $12.3 million in the six months ended June 30, 2006 to $9.9 million in the six months ended June 30, 2007, representing a decrease of $2.4 million, or 19.6%. The decrease in net income was due primarily to our decrease in operating income of $3.2 million, partially offset by the increase in financial income (expenses), net, of $0.9 million.

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

5.
Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS division (formerly Innova) as well as the recently acquired NessPRO Spain (formerly Selesta España) and NessPRO Thailand (formerly AIM).

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

The table below presents financial information for our five reportable segments (dollars in thousands):

	Three months ended		Six months ended		Three months ended
	June 30,		June 30,		September 30,	December 31,
	2006	2007	2006	2007	2006	2006
Segment Data:	(unaudited)		(unaudited)		(unaudited)	(unaudited)

Revenues from external customers:
Ness North America	$26,323	$26,313	$47,121	$52,414	$22,627	$23,611
Technologies & Systems Group (TSG)	12,635	13,212	27,419	27,365	14,538	14,434
Ness Europe	23,949	24,350	45,035	47,224	22,015	31,031
Ness Israel	44,255	49,169	88,314	99,769	50,652	51,043
Other	9,452	12,718	15,767	24,768	9,303	11,408
	$116,614	$125,762	$223,656	$251,540	$119,135	$131,527
Operating Income (Loss):
Ness North America	$3,567	$2,126	$6,151	$4,129	$2,653	$2,335
Technologies & Systems Group (TSG)	1,331	1,404	3,192	3,774	2,275	1,462
Ness Europe	2,654	1,737	4,336	3,188	1,364	2,255
Ness Israel	1,401	2,557	4,537	5,646	4,621	4,996
Other	311	815	412	1,408	589	(351)
Unallocated Expenses	(1,790)	(3,214)	(3,249)	(6,004)	(1,342)	(2,625)
	$7,474	$5,425	$15,379	$12,141	$10,160	$8,072

Liquidity and Capital Resources

Overview

As of June 30, 2007, we had cash, cash equivalents, restricted cash and short-term bank deposits of $33.8 million compared to $48.7 million as of December 31, 2006. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2006	2007
Net cash used in operating activities	$(19,131)	$(5,806)
Net cash used in investing activities	(4,210)	(14,592)
Net cash provided by financing activities	24,481	4,347
Effect of exchange rate changes on cash and cash equivalents	(1,898)	2,100
Decrease in cash and cash equivalents	(758)	(13,951)
Cash and cash equivalents at the beginning of the period	33,579	46,675
Cash and cash equivalents at the end of the period	$32,821	$32,724

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net cash used in operating activities was $5.8 million in the six months ended June 30, 2007, compared to $19.1 million in the six months ended June 30, 2006. The major factor contributing to the change was tax payments in the six months ended June 30, 2006 to the Israeli Tax Authority related to prior periods for which there was no corresponding amount in the six months ended June 30, 2007, representing $10.3 million.

Net cash used in investing activities was $14.6 million in the six months ended June 30, 2007, compared with $4.2 million in the six months ended June 30, 2006. The major factors contributing to the increase were a decrease in proceeds from the maturity of short term bank deposits and the sale of marketable securities from an aggregate amount of $18.9 million in the first six months of 2006 to an aggregate amount of $1.0 million in the first six months of 2007, offset by a decrease in payments in respect of acquisitions and contingent consideration, representing $6.3 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion, representing $1.9 million.

Net cash provided by financing activities was $4.3 million in the six months ended June 30, 2007, compared with $24.5 million in the six months ended June 30, 2006. The decrease was primarily due to a lower utilization of short-term bank loans and credit, representing $16.4 million, and a decrease in the exercise of options, representing $3.7 million. In the six months ended June 30, 2006 and 2007, cash flows from the exercise of options amounted to $6.0 million and $2.3 million, respectively.

The effect of exchange rate changes on cash and cash equivalents was $2.1 million in the six months ended June 30, 2007, compared to ($1.9) million in the six months ended June 30, 2006. The change was primarily due to the effect of translation adjustments on trade and unbilled receivables, representing $4.7 million in aggregate, offset by long-term inter-company balances, representing $0.8 million.

Long-term and Short-term Debt

At June 30, 2007, our Israeli subsidiaries had long-term and short-term bank borrowings of $8.0 million consisting of various long-term notes denominated in NIS (linked to index) aggregating to $4.3 million and on-call borrowings aggregating to $3.7 million. The long-term notes bear interest rates ranging from approximately 6.50% to 7.55% and a weighted average interest rate of approximately 6.96%, with maturities of up to one year and a half. These aggregate bank borrowings included $3.8 million from Israel Discount Bank, with interest rates of approximately 6.96% and maturities of up to one year and a half; and $0.5 million from Mizrahi Bank, with interest rates of approximately 7.0% and maturities of two months. The on-call borrowings bear interest rate of 4.30%.

Our only material indebtedness is amounts owed by Ness A.T. Ltd., one of our subsidiaries, to Israel Discount Bank. The relevant debt instruments contain customary restrictive covenants relating to the borrower, including the following:

•	a negative pledge;
•	stockholders’ equity must not be less than 30% of its total assets; and
•	limitations on merging or transferring assets.

As of June 30, 2007, we are in compliance and expect to remain in compliance with all of our covenants. Our failure to comply with these covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

At June 30, 2007, our non-Israeli subsidiaries had short-term borrowings denominated in dollars and Euros aggregating to $4.2 million with interest rates ranging from approximately 6.50% to 9.75%.

We anticipate funding the global growth of our NessPRO line of business, which sells enterprise software licenses of third-party software vendors to corporate clients along with related implementation, customization and support services, as well as other planned acquisitions, through a credit facility from commercial banks. Funds advanced from the credit facility will convert automatically to long-term loans, with an interest rate of approximately 7% and a term of up to seven years.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the consolidated financial statements presented in our 2006 Annual Report on Form 10-K, filed with the SEC on March 14, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 6 to the condensed consolidated financial statements, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, there have been no significant changes in our critical accounting estimates during the first six months of 2007.

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

Contractual Obligations

In our 2006 Annual Report on Form 10-K, filed with the SEC on March 14, 2007, we disclosed contractual obligations. At June 30, 2007, there have been no material changes to our contractual obligations.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007. Ness is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of such changes, new information, subsequent events or otherwise.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company issued a contract termination notice on September 21, 2006, collected autonomous guarantees provided by our subsidiary in the amount of approximately $2.1 million on November 23, 2006, and is demanding payment of amounts it claims to have paid so far of approximately $4.1 million (excluding VAT), as well as damages of approximately $18.7 million. Furthermore, this termination could affect our reputation and impair our relations with another client as well as with additional prospects for the software. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company's actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9.2 million. With respect to this contract, approximately $5.3 million (excluding VAT) is included in our trade receivables and other accounts receivable and prepaid expenses. We can give no assurance at the present time of the exposure, if any, for these claims. We can give no assurance that our liability insurance policy, which has a cap of $5.0 million per claim, will cover such exposure. At this stage we can not estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2007 Annual Meeting of Stockholders held on June 13, 2007 (the “Annual Meeting”): (1) election of directors, (2) ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm for the year ending December 31, 2006 and (3) approval of the 2007 Stock Option Plan. The number of shares of common stock outstanding and eligible to vote as of the record date of April 19, 2007 was 39,021,540.

Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the respective matters, including a separate tabulation with respect to each nominee for director:

Nominee	For	Withheld
Aharon Fogel	33,353,801	894,691
Sachi Gerlitz	33,908,335	340,157
Dr. Henry Kressel	33,906,345	342,147
Morris Wolfson	32,453,006	1,795,486
Dr. Satyam C. Cherukuri	33,907,835	340,657
Dan S. Suesskind	33,906,095	342,397
Dr. Kenneth A. Pickar	33,908,335	340,157
Proposal	For	Against	Abstain	Broker Non-Vote
2. Ratification of Auditors	33,482,743	758,574	7,174	0
3. Approval of 2007 Stock Option Plan	20,660,101	5,436,931	47,958	8,103,503

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date: August 8, 2007	By:	/s/ ISSACHAR GERLITZ
Issachar Gerlitz
Chief Executive Officer, President, Director
(Principal executive officer)

Date: August 8, 2007	By:	/s/ OFER SEGEV
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