Form 10-Q
period 2007-09-30
NESS TECHNOLOGIES INC
filed 2007-11-08
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 39,193,366 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets - December 31, 2006 and September 30, 2007 (Unaudited)	3
Condensed Consolidated Statements of Income - Three and nine months ended September 30, 2006 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2007 (Unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements - September 30, 2007 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Overview	18
Recent Developments	19
Consolidated Results of Operations	19
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006	20
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006	22
Results by Business Segment	24
Liquidity and Capital Resources	25
Forward-Looking Statements and Risk Factors	28
Item 3. Quantitative and Qualitative Disclosure about Market Risk	28
Item 4. Controls and Procedures	28
Evaluation of Disclosure Controls and Procedures	28
Changes in Internal Control	29

PART II - OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults upon Senior Securities.	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	31

SIGNATURES	32

EXHIBIT INDEX	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,675	$39,144
Restricted cash	518	595
Short-term bank deposits	1,509	1,514
Trade receivables (net of allowance for doubtful accounts of $2,812 and $2,669 at December 31, 2006 and September 30, 2007, respectively)	136,934	156,613
Unbilled receivables	28,635	40,913
Other accounts receivable and prepaid expenses	15,357	26,215
Inventories and work-in-progress	411	2,522

Total current assets	230,039	267,516

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,480	8,295
Investments at cost	1,193	1,274
Unbilled receivables	14,985	12,130
Deferred income taxes	7,670	7,049
Severance pay fund	42,321	46,996

Total long-term assets	72,649	75,744

PROPERTY AND EQUIPMENT, NET	28,279	31,668

INTANGIBLE ASSETS, NET	8,336	9,060

GOODWILL	201,718	230,501

Total assets	$541,021	$614,489

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	September 30,
	2006	2007
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$4,477	$15,843
Current maturities of long-term debt	4,420	1,644
Trade payables	42,524	42,330
Advances from customers and deferred revenues	29,942	33,166
Other accounts payable and accrued expenses	76,128	80,641

Total current liabilities	157,491	173,624

LONG-TERM LIABILITIES:
Long-term debt and other liabilities, net of current maturities	3,703	17,068
Deferred income taxes	141	1,702
Accrued severance pay	47,031	54,233

Total long-term liabilities	50,875	73,003

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value - Authorized: 76,500,000 shares at December 31, 2006 and at September 30, 2007; Issued and outstanding: 38,638,682 shares at December 31, 2006 and 39,193,366 shares at September 30, 2007	387	392
Additional paid-in capital	317,799	321,868
Accumulated other comprehensive income (loss)	(415)	15,031
Retained earnings	14,884	30,571

Total stockholders’ equity	332,655	367,862

Total liabilities and stockholders’ equity	$541,021	$614,489

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)

Revenues	$119,135	$140,723	$342,791	$392,263
Cost of revenues (*)	85,095	99,730	244,792	279,083

Gross profit	34,040	40,993	97,999	113,180

Operating expenses:
Selling and marketing (*)	8,391	9,854	25,615	28,619
General and administrative (*)	15,489	22,176	46,845	63,457

Total operating expenses	23,880	32,030	72,460	92,076

Operating income	10,160	8,963	25,539	21,104
Financial income (expenses), net	(492)	123	(1,130)	438
Other income (expenses), net	(8)	(117)	436	(173)

Income before taxes on income	9,660	8,969	24,845	21,369
Taxes on income	1,709	1,660	4,517	4,182
Equity in net losses of an affiliate	(13)	—	(103)	—

Net income	$7,938	$7,309	$20,225	$17,187

Basic net earnings per share	$0.22	$0.19	$0.57	$0.44

Diluted net earnings per share	$0.22	$0.19	$0.56	$0.43

(*) Includes stock-based compensation to employees, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Cost of revenues	$—	$29	$—	$114
Selling and marketing	—	30	—	69
General and administrative	204	352	522	832

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2006	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$20,225	$17,187
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation-related expenses	522	1,015
Equity in net losses of an affiliate	103	—
Currency fluctuation of long-term debt	247	103
Depreciation and amortization	8,594	8,948
Deferred income taxes, net	1,383	2,756
Loss on sale of property and equipment	105	198
Excess tax benefits related to exercise of options	(628)	(308)
Decrease (increase) in trade receivables, net	2,010	(4,952)
Increase in unbilled receivables	(18,554)	(6,134)
Increase in other accounts receivable and prepaid expenses	(5,575)	(8,918)
Decrease (increase) in inventories and work-in-progress	1,824	(1,961)
Increase in long-term prepaid expenses and other assets	(1,026)	(1,384)
Decrease in trade payables	(10,049)	(4,323)
Increase (decrease) in advances from customers and deferred revenues	862	(1,084)
Decrease in other accounts payable and accrued expenses	(12,016)	(1,221)
Increase (decrease) in accrued severance pay, net	(103)	95

Net cash provided by (used in) operating activities	(12,076)	17

Cash flows from investing activities:
Net cash paid for acquisition of consolidated subsidiaries	(13,683)	(7,744)
Proceeds from sale of cost investment, net	—	1,866
Additional payments in connection with acquisitions of subsidiaries in prior periods	(5,162)	(10,241)
Proceeds from maturity of short-term bank deposits	35,211	107
Proceeds from sale of marketable securities	2,779	—
Proceeds from sale of property and equipment	597	240
Purchase of property and equipment and capitalization of software development costs for internal use	(9,396)	(7,699)
Capitalization of software development costs	(255)	—

Net cash provided by (used in) investing activities	10,091	(23,471)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2006	2007
	(Unaudited)
Cash flows from financing activities:
Exercise of options	$9,376	$2,920
Excess tax benefits related to exercise of options	628	308
Short-term bank loans and credit, net	1,128	987
Proceeds from long-term debt	—	12,928
Principal payments of long-term debt	(4,038)	(3,822)

Net cash provided by financing activities	7,094	13,321

Effect of exchange rate changes on cash and cash equivalents	1,498	2,602

Increase (decrease) in cash and cash equivalents	6,607	(7,531)
Cash and cash equivalents at the beginning of the period	33,579	46,675

Cash and cash equivalents at the end of the period	$40,186	$39,144

Non-cash financing activity

Receivables for exercise of options granted to employees	$—	$4

Reclassification to equity of redeemable options accrual upon partial exercise of options	$1,868	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 1: General

Ness Technologies, Inc. was incorporated under the laws of the State of Delaware in March 1999. We operate through our subsidiaries in Israel, North America, Europe and Asia.

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

The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2007, our consolidated results of operations for the three and nine months ended September 30, 2006 and 2007, and our consolidated cash flows for the nine months ended September 30, 2006 and 2007.

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

Results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair value. As part of the allocation, $1,645 was allocated to goodwill and workforce and $766 was allocated to amortizable intangible assets, license agreement and customer relations, that are being amortized over their estimated useful lives of five and six years, respectively. The results of the aforementioned acquisition are included in our consolidated financial statements for the period subsequent to the acquisition date. Significant liabilities assumed included accounts payable and other accrued expenses in a total amount of approximately $542.

2.	NessPRO Italy

On September 5, 2007, we acquired substantially all of the outstanding shares of Selesta S.p.A., a privately-held IT software distribution and systems integration company based in Italy, and its wholly-owned subsidiaries Selesta Security Systems S.p.A. and Informatica Corp. s.r.l. (together "Selesta Italia"), for a purchase price of approximately €9.0 million, or $12,189, in cash and related purchase costs of $261. We funded the acquisition through a long-term loan from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a fixed rate paid quarterly. Additional payments totaling €9.0 million may be made in 2008 and 2009, should Selesta Italia achieve certain business goals by the end of 2007 and 2008, respectively. Its results of operations have been included in our consolidated financial statements since the acquisition date. Upon completion of the acquisition, Selesta Italia changed its name to NessPRO Italy S.p.A.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values, using the exchange rate prevailing on the date of acquisition, as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Cash and cash equivalents	$7,201
Trade receivables	7,498
Other accounts receivable	3,892
Property and equipment	315
Long-term deferred tax asset, net	482
Intangible assets:
Customer relations	984
Distribution agreements	1,248
Workforce	2,599
Goodwill	16,109
Total assets acquired	40,328
Liabilities assumed:
Short terms bank credit	9,659
Accounts payable	1,517
Other current liabilities	14,615
Accrued severance pay	2,087
Total liabilities assumed	27,878
Net assets acquired	$12,450

The value assigned to the customer-related intangibles amounted to $2,232. The fair value of Selesta Italia’s customer-related intangibles was determined using the Income Approach.

We recorded a deferred tax liability of $692 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

As a result of the acquisition of Selesta Italia, we incurred incremental costs to exit and consolidate activities at Selesta Italia's locations. These expenses that are not associated with the generation of future revenue and have no future economic benefit are assumed liabilities in the allocation of the purchase price to the net assets acquired. These restructuring costs were recorded in the purchase price allocation and amounted to $4,105.

Pro forma information in accordance with SFAS No. 141 is provided in Note 2e(3).

3.
The following table presents certain combined unaudited statements of income data for the three and nine months ended September 30, 2006 as if the acquisitions of Ness IBS, NessPRO Spain, NessPRO Thailand and NessPRO Italy had occurred on January 1, 2006, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(unaudited)	(unaudited)

Revenues	$126,723	$371,132
Net income	$6,639	$15,905

Earnings per share:
Basic	$0.18	$0.45
Diluted	$0.18	$0.44

The following table presents certain combined unaudited statements of income data for the three and nine months ended September 30, 2007 as if the acquisitions of NessPRO Thailand and NessPRO Italy had occurred on January 1, 2006, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(unaudited)	(unaudited)

Revenues	$143,311	$403,648
Net income	$7,410	$19,193

Earnings per share:
Basic	$0.19	$0.49
Diluted	$0.19	$0.49

f.	Goodwill

On January 1, 2007, we made minor adjustments to the components of our operating segments (see Note 5). There was no significant effect on the allocation of goodwill between the segments.

In the nine month period ended September 30, 2007, we recorded additional goodwill and workforce resulting from the acquisitions of NessPRO Thailand and NessPRO Italy of, in aggregate, $20,353.

g.	Accounting for stock-based compensation

During the nine months ended September 30, 2007, we granted options to purchase 2,932,200 shares of our Common Stock under our U.S. and Israeli 2003 Stock Option Plans and our 2007 Stock Option Plan at a weighted average exercise price of $12.65 per share and a weighted average fair value of $3.00 per share.

Included are 666,000 options granted during the first quarter to our senior management. These options vest in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees have the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, we used a Monte Carlo simulation in order to estimate their fair value. We believe this valuation technique produces a better estimate of fair values than the closed form option pricing model, considering the guidance provided in FASB 123(R). We accounted for these options as tandem awards. The fair value assigned to the redemption feature will be marked to market in each reporting period. During the nine months ended September 30, 2007, $172 of stock-based compensation expense related to these options was recorded against liability.

The remaining options granted in the period vest in accordance with length of service.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Black-Scholes				Monte Carlo
Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2007	Nine months ended September 30, 2007
2006	2007	2006	2007
(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	31%	32%	31%	31 - 32%	29 - 31%	29 - 31%
Risk-free interest	5.15%	4.14%	5.15%	4.14 - 5.10%	4.61 - 4.95%	4.61 - 4.95%
Expected life (in years)	0.52%	3.5%	0.52%	2.0 - 3.5%	N/A	N/A

As of September 30, 2007, options to purchase 5,186,398 shares were outstanding with a weighted average exercise price of $11.91 per share and options to purchase 876,812 shares were available for future grants.

As of September 30, 2007, approximately $5,978 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a period of 3 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2007 does not consider the effect of stock options that may be issued in subsequent periods.

Note 3: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed in this note, we do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company issued a contract termination notice on September 21, 2006, collected autonomous guarantees provided by our subsidiary in the amount of approximately $2.2 million on November 23, 2006, and is demanding payment of amounts it claims to have paid so far of approximately $4.4 million (excluding Value Added Tax, or “VAT”), as well as damages of approximately $19.8 million. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company’s actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9.7 million. With respect to this contract, approximately $5.6 million (excluding VAT) is included in our trade receivables and other accounts receivable and prepaid expenses. We can give no assurance that our liability insurance policy, which has a cap of $5.0 million per claim, will cover such exposure. At this stage we cannot estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows. The arbitration process delayed our ability to provide the solution at issue and resulted in cancellation of a purchase by another customer not under arbitration. As a result of the cancellation, we recorded a charge of $2.1 million to general and administrative expenses in the quarter ended September 30, 2007. The contract in question and the claims in the arbitration proceeding are denominated in NIS, and therefore the figures cited in this paragraph have been updated according to the NIS-to-dollar exchange rate.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2006 and September 30, 2007, is $37,336 and $40,794, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment and goodwill.

Note 4: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Net income	$7,938	$7,309	$20,225	$17,187
Foreign currency translation adjustments, net	4,925	12,653	8,460	15,446
Net unrealized gains on available-for-sale marketable securities	43	—	23	—
Comprehensive income	$12,906	$19,962	$28,708	$32,633

b.	Option exercises:

In the three and nine months ended September 30, 2007, a total of 17,122 and 554,684 options, respectively, were exercised into common stock for aggregate consideration of $194 and $2,924, respectively.

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

On January 1, 2007, we expanded our Managed Strategic Services (MSS) segment to include the non-financial services portions of Ness IBS, a component of our “Other” segment, and we changed the name of MSS to Ness North America; and we moved our Ness UK organization from our “Other” segment to our Ness Europe segment. 2006 data for these three segments is reclassified to reflect the current organization of the segments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our operating segments are:

1. Ness North America (Ness NA), which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare, high-tech and others.

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

5. Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS, NessPRO Spain and the recently acquired NessPRO Italy (formerly Selesta Italia) and NessPRO Thailand (formerly AIM).

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

The table below presents financial information for our five reportable segments:

	Three months ended September 30, 2006
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$22,627	$14,538	$22,015	$50,652	$9,303	—	$119,135
Operating income (loss)	$2,653	$2,275	$1,364	$4,621	$589	$(1,342)	$10,160
Financial expense, net							(492)
Other expense, net							(8)
Income before taxes on income							$9,660

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended September 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$26,556	$15,912	$33,324	$47,947	$16,984	—	$140,723
Operating income (loss)	$2,451	$1,909	$2,769	$2,139	$1,900	$(2,205)	$8,963
Financial income, net							123
Other expense, net							(117)
Income before taxes on income							$8,969

	Nine months ended September 30, 2006
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$69,748	$41,957	$67,050	$138,966	$25,070	—	$342,791
Operating income (loss)	$8,804	$5,467	$5,700	$9,158	$1,001	$(4,591)	$25,539
Financial expense, net							(1,130)
Other income, net							436
Income before taxes on income							$24,845

	Nine months ended September 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$78,970	$43,277	$80,548	$147,716	$41,752	—	$392,263
Operating income (loss)	$6,580	$5,683	$5,957	$7,785	$3,309	$(8,209)	$21,104
Financial income, net							438
Other expense, net							(173)
Income before taxes on income							$21,369

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the three and nine months ended September 30, 2006 and 2007, and long-lived assets as of December 31, 2006 and September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$60,362	$59,727	$165,864	$183,667
North America	29,625	33,379	92,940	97,135
Europe	24,970	40,616	70,849	93,324
Asia and the Far East	4,178	7,001	13,138	18,137
	$119,135	$140,723	$342,791	$392,263

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	December 31, 2006	September 30, 2007
		(Unaudited)
Long-lived assets:
Israel	$111,634	$117,008
North America	81,755	84,585
Europe	34,567	59,624
Asia and the Far East	10,377	10,012
	$238,333	$271,229

Note 6: Income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes and accounting in interim periods, and requires increased disclosures. As a result of the adoption we recorded $1,500 of reserve as of January 1, 2007 for uncertain tax positions which, if recognized, would affect the effective tax rate. This amount includes accrued interest expense and penalties related to the unrecognized tax benefits. We recognize accrued interest related to unrecognized tax benefits in interest expenses. Penalties are recognized as a component of income tax expense.

The amount of income taxes we pay is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from current estimates. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 2001.

The effective tax rate used in computing the provision for income taxes is based on our projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory tax rate is due primarily to foreign tax holidays, foreign subsidiaries with different tax rates, non-deductible expenses and deferred taxes on losses for which valuation allowance was provided.

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

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 2,203,644, 4,506,359, 2,372,532 and 2,099,756 for the three months ended September 30, 2006 and 2007 and the nine months ended September 30, 2006 and 2007, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$7,938	$7,309	$20,225	$17,187

Denominator:
Weighted average number of shares of common stock	35,910	39,130	35,471	39,035
Effect of dilutive securities:
Employee stock options and warrants	987	209	956	512
Denominator for diluted net earnings per share - weighted average assuming exercise of options	36,897	39,399	36,427	39,548

Note 8: Subsequent Events

On October 2, 2007, we acquired all of the outstanding ownership interests of MS9 Consulting LLC, a privately-held IT services company based in the United States. The purchase price was $11,375, with up to an additional $6,125 to be paid in the future based on the achievement of certain performance goals in 2008 and 2009.

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

We have operations in 17 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $140.7 million and $392.3 million for the three and nine months ended September 30, 2007, from $119.1 million and $342.8 million for the three and nine months ended September 30, 2006, respectively. Net income decreased to $7.3 million for the three months ended September 30, 2007, from $7.9 million for the three months ended September 30, 2006, primarily due to an expense linked to our insurance company arbitration process which delayed our ability to provide the solution at issue to another client and resulted in cancellation of the purchase, representing $2.1 million, and the strength of the Rupee versus the dollar, representing $1.5 million, partially offset by a strong contribution to net income from our NessPRO Global business of $1.5 million and the change from financial expense to financial income, representing $0.6 million. Net income decreased to $17.2 million for the nine months ended September 30, 2007, from $20.2 million for the nine months ended September 30, 2006, primarily as a result of the strength of the Rupee versus the dollar, representing $2.7 million, exceptional expenses related to our management transitions of $2.6 million, an expense linked to our insurance company arbitration process which delayed our ability to provide the solution at issue to another client and resulted in cancellation of the purchase, representing $2.1 million, and losses from our United Kingdom operations of $1.3 million, partially offset by a strong contribution to net income from our NessPRO Global business of $2.5 million and the change from financial expense to financial income, representing $1.6 million.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2007, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 37% and 33% of our revenues, respectively. For the three and nine months ended September 30, 2007, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 10% for both periods. Existing clients from prior years generated more than 85% of our revenues in the three and nine months ended September 30, 2007.

Our backlog as of September 30, 2007 was $669 million compared to $548 million as of September 30, 2006. This $121 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and nine months ended September 30, 2007, the percentage of our revenues derived from clients in Israel was 42% and 47%, respectively; in North America, 24% and 25%, respectively; in Europe, 29% and 24%, respectively; and in Asia and the Far East, 5% for both periods.

For the three and nine months ended September 30, 2007, we derived 40% and 42%, respectively, of our revenues from outsourcing (including offshore development); 32% and 31%, respectively, from system integration and application development; 20% and 18%, respectively, from software and consulting; 6% and 7%, respectively, from quality assurance and training; and 2% and 2%, respectively, from our other offerings.

As of September 30, 2007, we had approximately 7,745 employees, including approximately 6,715 IT professionals. Of the 7,745 employees, approximately 3,245 were in Israel, 2,545 were in India, 505 were in North America, 1,020 were in Europe and 430 were in the Asia Pacific region.

Recent Developments

On October 2, 2007, we acquired MS9 Consulting LLC, a privately-held IT services company based in the United States. The purchase price was $11.4 million, with up to an additional $6.1 million to be paid in the future based on the achievement of certain performance goals in 2008 and 2009. For the full year 2006, MS9 generated revenues of approximately $13.1 million and was profitable. The acquisition is expected to enhance our global delivery capabilities and accelerate the expansion of our unique offshore service delivery model within the healthcare vertical.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.4	70.9	71.4	71.1
Gross profit	28.6	29.1	28.6	28.9

Operating expenses:
Selling and marketing	7.0	7.0	7.5	7.3
General and administrative	13.0	15.8	13.7	16.2
Total operating expenses	20.0	22.8	21.1	23.5

Operating income	8.5	6.4	7.5	5.4
Financial income (expenses), net	(0.4)	0.1	(0.3)	0.1
Other income (expenses), net	0.0	(0.1)	0.1	0.0
Income before taxes on income	8.1	6.4	7.2	5.4

Taxes on income	1.4	1.2	1.3	1.1
Equity in net losses of an affiliate	0.0	—	0.0	—
Net income	6.7	5.2	5.9	4.4

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase
	2006	2007	$	%
Revenues	$119,135	$140,723	21,588	18.1
Cost of revenues	85,095	99,730	14,635	17.2
Gross profit	$34,040	$40,993	6,953	20.4
Gross margin	28.6%	29.1%

Revenues

Our revenues increased from $119.1 million in the three months ended September 30, 2006 to $140.7 million in the three months ended September 30, 2007, representing an increase of $21.6 million, or 18.1%. Approximately $5.8 million of this increase was attributable to acquisitions. Of the $21.6 million increase in revenues, $7.9 million represents growth in software and consulting services, $6.7 million represents growth in outsourcing and offshore engagements, and $7.1 million represents growth in our other offerings, comprised of system integration and application development, and quality assurance and training.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $85.1 million in the three months ended September 30, 2006 to $99.7 million in the three months ended September 30, 2007, representing an increase of $14.6 million, or 17.2%. Approximately $2.6 million of this increase was attributable to acquisitions, and $12.0 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $34.0 million in the three months ended September 30, 2006 to $41.0 million in the three months ended September 30, 2007, representing an increase of $7.0 million, or 20.4%. The increase was primarily due to our increase in revenues. Approximately $3.2 million of the increase was attributable to acquisitions, and $3.8 million was related to our other revenue growth. Gross margin for the three months ended September 30, 2007 was 29.1%, compared to 28.6% in the three months ended September 30, 2006. This increase in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (decrease)
	2006	2007	$	%
Selling and marketing	$8,391	$9,854	1,463	17.4
General and administrative	15,489	22,176	6,687	43.2
Total operating expenses	23,880	32,030	8,150	34.1
Operating income	$10,160	$8,963	(1,197)	(11.8)

Selling and marketing

Selling and marketing expenses increased from $8.4 million in the three months ended September 30, 2006 to $9.9 million in the three months ended September 30, 2007, representing an increase of $1.5 million, or 17.4%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $0.9 million.

General and administrative

General and administrative expenses increased from $15.5 million in the three months ended September 30, 2006 to $22.2 million in the three months ended September 30, 2007, representing an increase of $6.7 million, or 43.2%. This increase was due primarily to increases in salary expenses and related benefits, representing $2.7 million, an expense linked to our insurance company arbitration process which delayed our ability to provide the solution at issue to another client and resulted in cancellation of the purchase, representing $2.1 million, strategic consulting expenses, representing $0.4 million, and acquisitions, representing $0.3 million.

Operating Income

Operating income decreased from $10.2 million in the three months ended September 30, 2006 to $9.0 million in the three months ended September 30, 2007, representing a decrease of $1.2 million, or 11.8%. The decrease was mainly attributable to the increase in our general and administrative expenses.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2006	2007	$	%
Operating income	$10,160	$8,963	(1,197)	(11.8)
Financial income (expenses), net	(492)	123	615	N/A
Other expenses, net	(8)	(117)	(109)	1363
Income before taxes on income	9,660	8,969	(691)	(7.2)
Taxes on income	1,709	1,660	(49)	(2.9)
Equity in net losses of an affiliate	(13)	—	13	(100.0)
Net income	$7,938	$7,309	(629)	(7.9)

Financial income (expenses), net

Financial income (expenses), net, changed from expenses of $0.5 million in the three months ended September 30, 2006 to income of $0.1 million in the three months ended September 30, 2007, representing a change of $0.6 million. The change was primarily due to the increase in our average net cash from $5.6 million to $11.3 million, which allowed us to generate higher interest income, net, representing $0.3 million, along with the repayment of relatively expensive loans and favorable foreign currency exchange effects, together representing $0.3 million.

Other expenses, net

Other expenses, net increased from $8,000 in the three months ended September 30, 2006 to $0.1 million in the three months ended September 30, 2007. This change was not significant.

Taxes on income

Our taxes on income decreased from $1.71 million in the three months ended September 30, 2006 to $1.66 million in the three months ended September 30, 2007, representing a decrease of $49,000, or 2.9%. This decrease was not significant.

Equity in net losses of an affiliate

Equity in net losses of an affiliate changed from losses of $13,000 in the three months ended September 30, 2006 to zero in the three months ended September 30, 2007, reflecting the fact that we no longer have the affiliate.

Net Income

Net income decreased from $7.9 million in the three months ended September 30, 2006 to $7.3 million in the three months ended September 30, 2007, representing a decrease of $0.6 million, or 7.9%. The decrease in net income was due primarily to our decrease in operating income of $1.2 million, partially offset by the change in financial income (expenses), net, of $0.6 million.

Nine months Ended September 30, 2007 Compared to the Nine months Ended September 30, 2006

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase
	2006	2007	$	%
Revenues	$342,791	$392,263	49,472	14.4
Cost of revenues	244,792	279,083	34,291	14.0
Gross profit	$97,999	$113,180	15,181	15.5
Gross margin	28.6%	28.9%

Revenues

Our revenues increased from $342.8 million in the nine months ended September 30, 2006 to $392.3 million in the nine months ended September 30, 2007, representing an increase of $49.5 million, or 14.4%. Approximately $17.4 million of this increase was attributable to acquisitions, a significant portion of which was due to post-acquisition growth resulting from synergies with Ness. Of the $49.5 million increase in revenues, $18.2 million represents growth in software and consulting, $14.5 million represent growth in outsourcing and offshore engagements and $16.9 million represents growth in our other offerings, comprised of system integration and application development and quality assurance and training.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $244.8 million in the nine months ended September 30, 2006 to $279.1 million in the nine months ended September 30, 2007, representing an increase of $34.3 million, or 14.0%. Approximately $9.8 million of this increase was attributable to acquisitions, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $24.5 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $98.0 million in the nine months ended September 30, 2006 to $113.2 million in the nine months ended September 30, 2007, representing an increase of $15.2 million, or 15.5%. The increase was primarily due to our increase in revenues. Approximately $7.6 million of the increase was attributable to acquisitions, a significant portion of which was due to post-acquisition revenue growth resulting from synergies with Ness, and $7.6 million was related to our other revenue growth. Gross margin for the nine months ended September 30, 2007 was 28.9%, compared to 28.6% in the nine months ended September 30, 2006. This increase in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (decrease)
	2006	2007	$	%
Selling and marketing	$25,615	$28,619	3,004	11.7
General and administrative	46,845	63,457	16,612	35.5
Total operating expenses	72,460	92,076	19,616	27.1
Operating income	$25,539	$21,104	(4,435)	(17.4)

Selling and marketing

Selling and marketing expenses increased from $25.6 million in the nine months ended September 30, 2006 to $28.6 million in the nine months ended September 30, 2007, representing an increase of $3.0 million, or 11.7%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $2.0 million.

General and administrative

General and administrative expenses increased from $46.8 million in the nine months ended September 30, 2006 to $63.5 million in the nine months ended September 30, 2007, representing an increase of $16.6 million, or 35.5%. This increase was due primarily to increases in salary expenses and related benefits, representing $4.8 million, the effect of exchange rate fluctuations, representing $2.8 million, exceptional expenses associated with our management transitions, representing $2.6 million, an expense linked to our insurance company arbitration process which delayed our ability to provide the solution at issue to another client and resulted in cancellation of the purchase, representing $2.1 million, acquisitions, representing $1.9 million and consulting expenses, representing $1.0 million

Operating Income

Operating income decreased from $25.5 million in the nine months ended September 30, 2006 to $21.1 million in the nine months ended September 30, 2007, representing a decrease of $4.4 million, or 17.4%. The decrease was mainly attributable to the increase in our general and administrative expenses.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2006	2007	$	%
Operating income	$25,539	$21,104	(4,435)	(17.4)
Financial income (expenses), net	(1,130)	438	1,568	N/A
Other income (expenses), net	436	(173)	(609)	N/A
Income before taxes on income	24,845	21,369	(3,476)	(14.0)
Taxes on income	4,517	4,182	(335)	(7.4)
Equity in net losses of an affiliate	(103)	—	103	(100.0)
Net income	$20,225	$17,187	(3,038)	(15.0)

Financial income (expenses), net

Financial income (expenses), net, changed from expenses of $1.1 million in the nine months ended September 30, 2006 to income of $0.4 million in the nine months ended September 30, 2007, representing a change of $1.6 million. The change was primarily due to the increase in our average net cash from $7.9 million to $18.0 million, which allowed us to generate higher interest income, net, representing $0.7 million, along with the repayment of relatively expensive loans and favorable foreign currency exchange effects, together representing $0.9 million.

Other income (expenses), net

Other income (expenses), net changed from income of $0.4 million in the nine months ended September 30, 2006 to expenses of $0.2 million in the nine months ended September 30, 2007. This change was primarily due to consideration received for a third party transaction, representing $0.4 million, net of expenses, in the nine months ended September 30, 2006.

Taxes on income

Our taxes on income decreased from $4.5 million in the nine months ended September 30, 2006 to $4.2 million in the nine months ended September 30, 2007, representing a decrease of $0.3 million, or 7.4%. This decrease was due to the decrease in our income before taxes, representing approximately $0.6 million of reduction in taxes, partially offset by a higher effective tax rate attributable to the utilization of tax loss carry-forwards in the United States and Israel, representing approximately $0.3 million.

Equity in net losses of an affiliate

Equity in net losses of an affiliate changed from losses of $0.1 million in the nine months ended September 30, 2006 to zero in the nine months ended September 30, 2007, reflecting the fact that we no longer have the affiliate.

Net Income

Net income decreased from $20.2 million in the nine months ended September 30, 2006 to $17.2 million in the nine months ended September 30, 2007, representing a decrease of $3.0 million, or 15.0%. The decrease in net income was due primarily to our decrease in operating income of $4.4 million, partially offset by the change in financial income (expenses), net, of $1.6 million.

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

On January 1, 2007, we expanded our Managed Strategic Services (MSS) segment to include the non-financial services portions of Ness IBS, a component of our “Other” segment, and we changed the name of MSS to Ness North America; and we moved our Ness UK organization from our “Other” segment to our Ness Europe segment. 2006 data for these three segments is reclassified to reflect the current organization of the segments.

Our operating segments are:

1.
Ness North America, which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare, high-tech and others.

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

5.
Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS, NessPRO Spain and the recently acquired NessPRO Italy (formerly Selesta Italia) and NessPRO Thailand (formerly AIM).

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

The table below presents financial information for our five reportable segments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Segment Data:	(unaudited)		(unaudited)

Revenues from external customers:
Ness North America	$22,627	$26,556	$69,748	$78,970
Technologies & Systems Group (TSG)	14,538	15,912	41,957	43,277
Ness Europe	22,015	33,324	67,050	80,548
Ness Israel	50,652	47,947	138,966	147,716
Other	9,303	16,984	25,070	41,752
	$119,135	$140,723	$342,791	$392,263
Operating Income (Loss):
Ness North America	$2,653	$2,451	$8,804	$6,580
Technologies & Systems Group (TSG)	2,275	1,909	5,467	5,683
Ness Europe	1,364	2,769	5,700	5,957
Ness Israel	4,621	2,139	9,158	7,785
Other	589	1,900	1,001	3,309
Unallocated Expenses	(1,342)	(2,205)	(4,591)	(8,209)
	$10,160	$8,963	$25,539	$21,104

Liquidity and Capital Resources

Overview

As of September 30, 2007, we had cash, cash equivalents, restricted cash and short-term bank deposits of $41.3 million compared to $48.7 million as of December 31, 2006. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2006	2007
Net cash provided by (used in) operating activities	$(12,076)	$17
Net cash provided by (used in) investing activities	10,091	(23,471)
Net cash provided by financing activities	7,094	13,321
Effect of exchange rate changes on cash and cash equivalents	1,498	2,602
Increase (decrease) in cash and cash equivalents	6,607	(7,531)
Cash and cash equivalents at the beginning of the period	33,579	46,675
Cash and cash equivalents at the end of the period	$40,186	$39,144

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net cash provided by operating activities was $17,000 in the nine months ended September 30, 2007, compared to net cash used of $12.1 million in the nine months ended September 30, 2006. The major factor contributing to the decrease was tax payments in the nine months ended September 30, 2006 to the Israeli Tax Authority related to prior periods for which there was no corresponding amount in the nine months ended September 30, 2007, representing $9.0 million.

Net cash used in investing activities was $23.5 million in the nine months ended September 30, 2007, compared with net cash provided of $10.1 million in the nine months ended September 30, 2006. The major factors contributing to the change were a decrease in proceeds from the maturity of short term bank deposits and the sale of marketable securities from an aggregate amount of $38.0 million in the first nine months of 2006 to an aggregate amount of $0.1 million in the first nine months of 2007, offset by a decrease in payments in respect of acquisitions and contingent consideration, representing $0.9 million, a decrease in purchase of property and equipment, representing $1.7 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion, representing $1.9 million.

Net cash provided by financing activities was $13.3 million in the nine months ended September 30, 2007, compared with $7.1 million in the nine months ended September 30, 2006. The increase was primarily due to proceeds from new long-term debt, representing $12.9 million, offset by a decrease in the exercise of options, representing $6.5 million. In the nine months ended September 30, 2006 and 2007, cash flows from the exercise of options amounted to $9.4 million and $2.9 million, respectively.

The effect of exchange rate changes on cash and cash equivalents was $2.6 million in the nine months ended September 30, 2007, compared to $1.5 million in the nine months ended September 30, 2006. The change was primarily due to the effect of translation adjustments on long-term inter-company balances, representing $6.9 million, offset by the effect of translation adjustments on trade receivables, property and equipment and other assets, representing $5.5 million.

Long-term and Short-term Debt

At September 30, 2007, one of our Israeli subsidiaries had long-term and short-term bank borrowings of $7.1 million consisting of a long-term loan denominated in NIS (linked to the Israeli Consumer Price Index), of $2.3 million, and on-call borrowings aggregating to $4.8 million. The long-term loan, borrowed from a commercial bank in December 2003, bears an interest rate of 6.5%, with a maturity of one year and three months. The on-call borrowings bear interest rates ranging from 4.8% to 4.9%. The long-term loan contains customary restrictive covenants relating to the borrower (Ness A.T. Ltd., one of our Israeli subsidiaries), including the following: a negative pledge; stockholders’ equity must not be less than 30% of its total assets; and limitations on merging or transferring assets. As of September 30, 2007, we are in compliance and expect to remain in compliance with these covenants. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral.

In September 2007, we obtained a long-term loan from a commercial bank in the amount of €9.0 million, or $12.7 million, for the purpose of funding the acquisition of NessPRO Italy S.p.A. The loan matures over five years with principal payments commencing in the third year, and bears interest at a fixed rate paid quarterly. The long-term loan contains customary restrictive covenants relating to us, including the following: a negative pledge; the ratio of the total financial obligations to the EBITDA of the last four consecutive quarters shall not exceed 3.5; stockholders’ equity must not be less than 40% of total assets; the aggregate net operating profits for each four consecutive quarters shall be higher or equal to zero; and a limitation on merging or transferring assets. As of September 30, 2007, we are in compliance and expect to remain in compliance with these covenants. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

At September 30, 2007, our non-Israeli subsidiaries had short-term borrowings denominated in Euros aggregating to $11.0 million with interest rates ranging from approximately 3.0% to 9.0%.

We anticipate funding our global growth through financing from commercial banks. Funds advanced by the banks will convert automatically to long-term loans, with a fixed interest rate and a term of up to seven years.

Anticipated Needs

We intend to fund future growth through future cash flow from operations and available bank borrowings. We believe the borrowings and future cash flow from operations will be sufficient to fund continuing operations for the foreseeable future. In order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to enhance our infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the consolidated financial statements presented in our 2006 Annual Report on Form 10-K, filed with the SEC on March 14, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 6 to the condensed consolidated financial statements, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, there have been no significant changes in our critical accounting estimates during the first nine months of 2007.

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

Contractual Obligations

In our 2006 Annual Report on Form 10-K, filed with the SEC on March 14, 2007, we disclosed contractual obligations. As of September 30, 2007, except for the long-term loan obtained in connection with the acquisition of NessPRO Italy S.p.A. as described in the long-term and short-term debt section above, there have been no other material changes to our contractual obligations.

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

We have direct operations in 17 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. In order to minimize the effect of such movements, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently in a dispute with one of its clients, an Israeli insurance company, regarding the terms and conditions of a software development contract (the “Contract”). The insurance company claims that we have materially breached the Contract by not timely delivering the required software. The insurance company issued a contract termination notice on September 21, 2006, collected autonomous guarantees provided by our subsidiary in the amount of approximately $2.2 million on November 23, 2006, and is demanding payment of amounts it claims to have paid so far of approximately $4.4 million (excluding Value Added Tax, or “VAT”), as well as damages of approximately $19.8 million. We believe that we have not materially breached the Contract and that the delays were caused by the insurance company’s actions. However, we do not contest the insurance company’s right to terminate the contract for convenience, subject to certain provisions including proper settlement of payments, as per the Contract. The Contract provides for mandatory arbitration, which commenced in January 2007, in which we intend to vigorously defend our position. The insurance company and our subsidiary have both issued their respective claims to the arbitrator, as well as responses to the other party’s claims. The total scope of the project is approximately $9.7 million. With respect to this contract, approximately $5.6 million (excluding VAT) is included in our trade receivables and other accounts receivable and prepaid expenses. We can give no assurance that our liability insurance policy, which has a cap of $5.0 million per claim, will cover such exposure. At this stage we cannot estimate the result of the arbitration and we expect that the arbitration process may be protracted. If the outcome of the dispute is not in our favor and not in line with our position described above, it may adversely affect our financial position, results of operations and cash flows. The arbitration process delayed our ability to provide the solution at issue and resulted in cancellation of a purchase by another customer not under arbitration. As a result of the cancellation, we recorded a charge of $2.1 million to general and administrative expenses in the quarter ended September 30, 2007. The contract in question and the claims in the arbitration proceeding are denominated in NIS, and therefore the figures cited in this paragraph have been updated according to the NIS-to-dollar exchange rate.

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date: November 8, 2007	By:	/s/ ISSACHAR GERLITZ
Issachar Gerlitz
Chief Executive Officer, President, Director
(Principal executive officer)

Date: November 8, 2007	By:	/s/ OFER SEGEV
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