Form 10-K
period 2007-12-31
NESS TECHNOLOGIES INC
filed 2008-03-17
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $342.4 million, based on the closing price of the stock on that date. As of February 29, 2008, 39,198,527 shares of common stock, $0.01 par value per share, were outstanding.

The registrant intends to file, not later than April 29, 2008, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

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

You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In this Annual Report on Form 10-K, we use the terms “Ness,” “we,” “our,” “us” and “the Company” to refer to Ness Technologies, Inc. and its subsidiaries.

Item 1. Business

General

We are a global provider of information technology, or IT, services and end-to-end business solutions designed to help clients improve their competitiveness and effectiveness. End-to-end business solutions encompass all stages of a client’s business process and incorporate all technologies and IT services related to that process. Our portfolio of solutions and services consists of software product development, including both offshore and near-shore outsourcing; system integration, application development and consulting; and software distribution.

We provide services to a significant number of clients in the commercial, industrial and government sectors. We have a highly skilled workforce of experienced IT employees and consulting professionals across our key vertical markets. The primary industries, or verticals, we serve include high-tech companies and independent software vendors, or ISVs; financial services; defense, homeland security and government; life sciences and healthcare; and telecommunications and utilities. We combine our knowledge of these vertical markets and our clients’ businesses with our technical expertise to deliver tailored solutions to our clients, many of whom are subject to rigorous regulatory requirements.

We have operations in 18 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement these teams with our global delivery model, including both offshore and near-shore delivery capabilities, to achieve meaningful cost reductions or other benefits for our clients.

We provide services to over 500 clients located throughout the world, including a number of Fortune 1000 and Global 2000 companies. We have achieved recurring revenues as a result of our multi-year contracts and long-standing relationships with clients such as Chordiant, CEZ a.s., Czech Telecom, Franklin Templeton, Invesco, Israel Aircraft Industries, Israel’s Ministry of Defense, Kaiser Permanente, Lockheed Martin, Quintiles and Standard & Poor’s, which are among the largest clients in each of our verticals, based on revenues.

In 2007, existing clients from prior years generated more than 85% of our revenues, with no single client accounting for more than 5% of our revenues. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 11%, 10% and 11%, respectively. For 2005, 2006 and 2007, the percentage of our revenues generated by public and private sector clients in Israel was 52%, 48% and 45%, respectively.

Our service offerings and solutions are strengthened by our strategic alliances and close relationships with leading global software and infrastructure vendors, which allow our clients to benefit from a selection of technologies and innovation. We maintain the highest level of certification with many of our key partners, which allows us to influence their development of new products and obtain and offer our clients early access to new product offerings. These certifications are awarded by major ISVs and service providers to those partners that demonstrate high levels of professional and technical expertise. Some key alliances and partnerships that are applicable across multiple industry verticals and geographies, and with whom we conduct business and maintain high levels of certification are EMC Documentum, IBM, Microsoft and SAP, as well as various companies for whom we distribute software products.

Our revenues have grown from $166.6 million in 2002 to $562.3 million in 2007, representing a compound annual growth rate of approximately 28%. Our results of operations have also improved from net income of $0.9 million for 2002 to $29.8 million for 2006. Our net income decreased to $10.1 million for 2007, primarily as a result of charges in respect of the arbitration settlement agreement signed in January 2008 with a former client with whom we were in dispute over a contract issue and expenses related to our management transitions.

Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition between 1997 and 1999 of six Israeli IT companies, which collectively averaged more than 23 years of IT experience. These companies and each company we subsequently acquired have been successfully integrated into our corporate structure, and the acquired capabilities, know-how and staff have been assigned to our various business groups.

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

Service Offerings

We offer a broad suite of services, such as software product development, including both offshore and near-shore outsourcing; system integration, application development and consulting; and software distribution.

Software Product Development

Software Product Labs for High-Tech Companies and Independent Software Vendors.  ISVs and high-tech companies are increasingly faced with challenges, including pricing pressures, lower license sales, increased competition, time to market pressure, shortages of domestic engineering talent and reduced development budgets.

To address these challenges, we offer software product research and development services through a specialized engagement model called Software Product Labs. We set up these product labs for clients and operate them on an ongoing basis, enabling us to collaborate with our clients’ engineering teams to extend their capacity and budgets throughout the product lifecycle. We implement physical, electronic and legal security measures to ensure that the intellectual property of each client is secure and we staff each lab with a dedicated client team that explicitly reflects the client’s needs, providing an appropriate mix of functional engineering, domain and platform expertise. Software Product Labs are located predominantly offshore but can be operated across multiple locations as needed to optimize global delivery — local to the client, offshore, or near-shore.

Along with process and operations efficiency, we offer full product lifecycle expertise including requirements analysis, architecture and design, coding, testing and quality assurance, release automation, maintenance, professional services, support, porting and migration. We also provide management consulting and process transformation services related to the globalization of software product research and development.

We function as a partner with our clients in the ongoing software product lifecycle services we provide to them, including through their transition to a global software development model. During the transition, we manage their tactical needs at all phases of the globalization process. During the “build” phase, we provide strategic consulting to address our clients’ business challenges and investment goals. During the “stabilize and scale” phase, we help our clients track progress according to their plans. We report on the work in progress and advise our clients on how best to refine the model in order to optimize operations in accordance with their business priorities. We have successfully executed this approach and currently operate Software Product Labs for over 45 clients. When requested, after 36 months of operation, we offer our clients the option of purchasing back the offshore development center assets through a built-operate-transfer model.

Our expertise lies in both the management of global software product operations and full lifecycle product engineering capabilities. Our engagement model for high-tech and ISV clients is uniquely suited to software product engineering and R&D services, whose needs are very different than IT services for enterprises.

Our offshore software product development center in Bangalore, India is ISO 9001 certified and accredited at CMMI Level 3, our offshore software product development center in Mumbai, India is accredited at CMM Level 5 and our offshore software product development center in Hyderabad, India is accredited at CMM Level 4 and is ISO/IEC 27001:2005 certified.

ISO 9001 is an international standard for quality management systems maintained by the International Organization of Standardization. The CMM, or Capability Maturity Model, is a widely accepted set of practices developed by the Software Engineering Institute at Carnegie Mellon aimed at producing defect free software by technical and management discipline, rather than by exhaustive testing. CMM Level 5 accreditation is reserved for organizations with the highest quality of disciplined and repeatable software development practices. CMMI, or Capability Maturity Model Integrated, accreditation measures an organization’s maturity across multiple software development and system engineering practices, consisting of best practices that address product development and maintenance covering the product’s life cycle from conception through delivery and maintenance. ISO/IEC 27001 (formerly BS 7700) certification formally attests to the rigorous implementation of the elements of IT security — confidentiality, integrity, availability and legality — in a company’s services and solutions.

System Integration, Application Development and Consulting

We offer a broad set of IT services to our clients in the area of system integration, application development and consulting, including the following: Enterprise Resource Planning and Customer Relationship Management solutions; Enterprise Application Integration solutions; command and control and real-time systems; geographic information systems; telecommunications systems; business intelligence and data warehousing solutions; proprietary and turnkey solutions; strategic consulting services; and quality assurance, testing, user interface engineering, training and user assimilation services designed to produce high quality business solutions with broad and rapid user acceptance.

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

Command and Control and Real-Time Systems.  We deliver high-end technical solutions for protecting the safety of national borders, improving data gathering mechanisms, and enhancing communications channels for military, homeland security and civilian organizations. These services include:

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

Telecommunications Systems.  We provide commercial, government and defense organizations with turnkey solutions, including complete systems and specifically-tailored projects designed to facilitate the management of telecommunications systems and networks. We have developed a wide range of network management products, including:

•	large scale integrated network management systems for switching, transmission and data;
•	contact centers and computer telephony integration systems;
•	telephone directory assistance systems; and
•	voice activated dialing — telecommunication speech recognition technologies.

Document Management and Knowledge Management.  We offer a range of services and products designed to help our clients realize value from their corporate knowledge, including information storage, retrieval and sharing. Our specific offerings include:

•	document management and workflow solutions for facilitating the storage and management of electronic documents and images.
•	enterprise content management: business processes for delivering well-integrated information to key decision makers on a timely basis; and
•	enterprise portals: solutions integrating the necessary components for a knowledge-centric portal infrastructure;

Business Intelligence (BI) and Data Warehousing.  We enable organizations to develop what we believe to be complete state-of-the-art information systems for turning data into business intelligence. Our end-to-end BI and data warehousing solutions are designed to ensure accuracy, consistency and timeliness of information storage and retrieval to meet our clients’ business requirements. Examples include:

•	clinical trials management systems and scientific data management systems utilized in the research and development area of the life sciences vertical;
•	portfolio management systems, including balanced scorecard systems to measure business performance using data from clinical trials, research and development, and sales and marketing; and
•	sales, marketing and financial solutions, which analyze market share/size, revenues and costs to help increase profitability and produce other metrics relevant to business decisions.

Proprietary and Turnkey Solutions.  We have developed software to market as proprietary turnkey solutions, which are customized applications designed and modified to meet client needs. We provide end-to-end business solutions from design to maintenance and are able to provide specialization according to the subtle differences within each specific industry. We retain certain intellectual property and rights which allow us to continue to exploit opportunities to market these products. Our turnkey solutions include:

•	our Financial Data EnterpriseTM solution which automates the acquisition, management and distribution of reference data and accelerates provisioning of higher quality and dynamic intelligence to end users;
•	emergency crisis management system and dispatching system for police, fire, ambulance and emergency response services;
•	electronic toll collection system, including CRM billing and payment for toll road systems;
•	border control system used for identifying, controlling and registering passages through borders;
•	pension management system, enabling large organizations and pension funds to manage all aspects of employee pensions;
•	business rules technology software, permitting IT organizations to develop business solutions with reduced coding;

•	paperless court system, bringing all court-related documents and communications online to enable electronic case filing.
•	The Ness Content OfficeTM solution, which automates the contract lifecycle from content rights to financial operations, through distribution for media and entertainment organizations involved in broadcast, publishing and digital archiving; and
•	air traffic control systems, including various software solutions handling all aspects of the complicated task of air traffic control.

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

IT Outsourcing.  We offer customized IT outsourcing services, both onsite and off-site. Through our end-to-end service solution, we take responsibility for all or a portion of client operations and activities, including information security solutions, IT management, application development and maintenance, infrastructure implementation and management, network management, computer and communications hardware, help desk support, and disaster recovery planning, storage and backup solutions. We apply our proven methodologies, which cover every phase of a project’s lifecycle, with strong project management, senior staff supervision and quality assurance mechanisms to ensure reliable delivery. We currently provide these services, including support on a 24-hour-a-day, seven-day-a-week basis, to approximately 50 clients in diverse fields, representing, we believe, over 70,000 end-users, for single-site and multi-site enterprises and organizations.

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

Quality Assurance, Testing and User Interface Engineering.  As technology platforms have become more complex at each of the application, operating system and hardware levels, there is a growing need to test, analyze and certify that software and hardware function as designed. Because of this growing complexity, together with reduced IT budgets, many companies outsource the testing and quality assurance, or QA, process to third party vendors. We target this market with our independent V-Ness software testing and QA service. In order to meet the needs of our client base, the V-Ness service provides a spectrum of solutions including: time to market QA methodology; system integration performance and testing; user interface engineering and user experience engineering; validation and full traceability capabilities that allow us to verify that the end product meets the initial product specifications; enterprise QA solutions, such as ERP, CRM and data warehousing; test automation; load testing; and quality consulting. Our professionals have extensive experience in QA and testing using our documented and proven work methodologies.

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

Software Distribution

We market and sell enterprise software licenses of third-party software vendors to corporate clients in geographies which are partially or completely uncovered by the software vendors’ own sales forces. We also provide a range of implementation, customization and support services related to those licenses.

We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product development, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions.

Through our partner relationships, we resell products, mostly in Israel, Italy, Spain, Portugal and Asia Pacific, for over 30 companies, including SAP, EMC Documentum, Sybase, Information Builders, Sterling Commerce, Serena and SyncSort.

In Israel, we are the sole SAP product distributor, where we also implement SAP and operate the Israeli SAP user group.

Industry Overview

The IT services industry is highly fragmented and has evolved from simply supporting business functions to enabling their expansion and transformation. To succeed in this transformation, companies of all types must respond rapidly to market trends, create new business models and improve productivity. In this dynamic, competitive environment, decisions with respect to technology are increasingly important. According to industry analysts, however, the global IT services market is in a period of growth. Based on our review of publicly available information, we believe the global IT services market will grow from $733 billion in 2007 to $964 billion in 2011, representing a compound annual growth rate of approximately 7.1%.

Companies are increasingly seeking cost effective alternatives to acquire high quality IT services. The use of offshore vendors is increasingly common among larger corporations. Based on our review of publicly available information, we believe IT services provided offshore totaled between $30 billion and $33 billion in 2007, representing slightly over 4% of the total IT services market, and India has captured the bulk of this revenue. Other offshore IT service countries are gaining market share. Based on our review of publicly available information, we project an annual growth rate for offshore IT services of 25% to 30%, making offshore IT services a particularly high growth market.

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

Our Global Delivery Model.  We have operations in 18 countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources in a cost-effective manner. Our fully operational offshore outsourcing centers, including our CMM level 4 and 5 accredited, CMMI level 3 accredited and ISO/IEC 27001:2005 certified offshore facilities in India, enable us to minimize the difficulties other outsourcing vendors now face in using foreign employees in the United States on a temporary basis due to the tightening of immigration policies.

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

Our Focus on Innovation.  Our employees possess a level of business and technical knowledge that enables us to be innovative when on assignment. Utilizing both our practical understanding of our clients’ needs and our technical expertise, we strive to provide innovative solutions to our clients’ problems. Examples of such innovation include the creation of our Software Product Labs offering, which supplements and extends the research and development facilities of high-tech companies and ISVs for core software product development and related activities; and the creation of sophisticated intellectual property in the defense and homeland security sector, which we incorporate in systems we deliver and which we market on a stand-alone basis.

End-to-End Service Offerings.  Within the range of service offerings that we provide, our ability to deliver specialized end-to-end solutions distinguishes us from many of our competitors. We believe that with these offerings, we provide robust and comprehensive business solutions to meet the needs of our clients in the key verticals we cover.

Our Long-Term Relationships with a Diverse Client Base.  We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2007, existing clients from prior years generated more than 85% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2007, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 31% of our revenues. Agencies of the government of Israel, in aggregate, represented 11% of our revenues in 2007.

Our Proven Ability to Scale.  We have grown continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past two years we have expanded our Indian headcount from approximately 1,400 to approximately 2,700 employees in response to our clients’ rapidly growing offshore development needs, and we have expanded our employee base in Europe from approximately 750 to approximately 1,250 employees.

Our Organizational and Business Flexibility.  Our flexible organizational structure, business culture and technological abilities have allowed us to adapt to rapidly changing economic conditions, as well as significant changes in our clients’ needs, enabling us to continue to grow and improve our performance during economic growth periods as well as during economic downturns. For example, during the economic downturn of 2002 to 2004, we increased our revenues, number of employees, geographic footprint and profitability. Additionally, our strong vertical alignment, the industry and technical experience of our employees, our operational efficiency, our ability to secure and retain key clients and the effective use of our global delivery model helped insulate us from many of the hardships experienced by our competitors.

Our Ability to Integrate Acquired Companies.  Roughly half of our growth since our inception has been through acquisitions. Due in part to our significant focus on the abilities of the senior management of acquired firms, we have been able to retain the senior management of each of these companies. We have successfully integrated each acquired company into our corporate structure and culture, working together with existing management, employees and clients to facilitate an efficient and productive transition.

Business Strategy

Our goal is to further solidify and enhance our position as a global IT services and solutions provider on the basis of our quality, professionalism, vertical expertise, reliability and technical innovation. We intend to extend our geographic and vertical reach through the following strategic initiatives:

Further Penetrate the North American Market as well as the Eastern European Emerging Market.  We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. In the last five years we expanded outside Israel with acquisitions and organic growth in North America, Europe and Asia. We generated approximately $23.0 million, or 14% of our revenues, in North America in 2002, which we expanded almost six-fold to $134.8 million, or 24% of our revenues, by 2007. During the same period, we grew our European revenue over thirteen-fold from approximately $11.0 million, or 7% of our revenues, to $151.5 million, or 27% of our revenues. We intend to focus considerably on expanding our revenues in North America and Europe, both organically and through acquisitions. Based on our review of publicly available information, in 2007, the North American market alone represented approximately 42% of total worldwide IT services spending, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also continue to target these markets, as well as emerging markets in which we believe growth and potential profitability are high, such as Eastern Europe and Asia.

Be a Market Leader in Key Verticals.  In North America, we presently focus on several verticals: high-tech and ISVs, financial services, life sciences and healthcare, and defense and homeland security. In Europe, we are focused on the utilities, financial services and government verticals. In Israel, we have a strong focus on several verticals, including defense and homeland security, government, financial services and telecommunications. We intend to further solidify our position in each of these verticals through internal growth based on complementary offshore offerings and key partnerships and external growth through acquisitions. Our goal is to establish ourselves in North America as a leading provider in outsourcing and offshore services for high-tech and ISVs, life sciences and healthcare and homeland security.

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

Enhance Brand Visibility.  We intend to continue to develop our brand identity including through the exposure provided by our listing as a publicly traded company. Our efforts include media and industry analyst events and coverage, sponsorship of and participation in targeted industry conferences, trade shows, recruiting efforts, community outreach, public relations and investor relations.

Pursue Strategic Alliances.  We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and at leading technology providers, which allows us to take advantage of emerging technologies in a mutually beneficial and cost-competitive manner.

Strengthen Our Profitability in the Israeli IT Services Market.  We intend to increase the profitability of our commercial business in Israel, where we have maintained the leading IT services market position for many years.

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

High-Tech and Independent Software Vendors.  Software companies need to focus on their core competencies of developing software and other technology products. By utilizing our offshore capabilities, expertise and experience in developing software products, we enable our clients to meet this need through our Software Product Labs offering to provide outsourced software product research and development centers that supplement those of the client. Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. We function as a partner with our clients to manage tactical needs at all phases of the development process.

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

Defense, Homeland Security and Government.  The defense and homeland security industry faces a multitude of challenges, including protecting the safety of national borders, improving command & control and intelligence gathering mechanisms, enhancing communications channels throughout the military and performing scenario analysis. We possess extensive experience in delivering high-end technical solutions and intellectual property (some of which is confidential) to the defense and homeland security industry to help surmount these challenges.

Government agencies are increasingly required to modernize their traditional operating processes and models in order to improve and accelerate delivery of services to citizens. We have developed a track record in the public sector for helping government agencies deliver IT services to the public more effectively and efficiently. In Israel and Eastern Europe, we are a leading provider of integrated solutions for the government sector.

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

For example, we are providing software product development services to a global software development company from a large extended development center in India and a large near-shore extended development center in Eastern Europe. Similarly, we executed regional European SAP projects for multi-national corporations using resources from the Czech Republic, Slovakia, Romania, Israel and Switzerland. In these and virtually all other projects staffed using our global delivery model, the teams work in their home locations except for periodic travel to the client location for knowledge transfer, client meetings and implementation work. This model also means that we are substantially less affected by changing immigration regulations than other well-known offshore vendors. In our model, the team that remains at the client site throughout the engagement comprises our local resources, complementing our local presence with our strong vertical experience to the engagement from inception through completion.

As of December 31, 2007, we employed approximately 8,280 employees worldwide, including approximately 3,245 in Israel, 2,680 in India, 1,270 in Europe, 645 in North America and 440 in the Asia Pacific region.

Sales and Marketing

We market our services to large organizations in North America, Europe and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe, especially in selected verticals. We sell and market our services from sales offices located in 18 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2007, we had approximately 220 direct sales persons and account managers.

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

For each prospective project, we assemble a team of our senior employees, drawn from various disciplines within our company. The team members assume certain roles in a formalized process, using their combined knowledge and experience to understand the client’s needs, design a solution, identify key decision makers and maximize the strength of our bid. This approach allows for a smooth transition to execution once the sale is completed. We often bid against other IT services providers in response to requests for proposals.

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

Our management reviews and approves proposals, which are then presented to the prospective clients. Our sales and account management personnel remain actively involved in the project through the execution phase. We focus our marketing efforts on businesses with extensive information processing needs. We maintain what we believe to be a state-of-the-art prospect/client database that is continuously updated and used throughout the sales cycle from prospect qualification to close. As a result of this marketing system, we are able to pre-qualify sales opportunities and direct sales representatives are able to minimize the time spent on prospect qualification. In addition, substantial emphasis is placed on client retention and expansion of services provided to existing clients. In this regard, our account managers play an important marketing role by leveraging their ongoing relationships with each client to identify opportunities to expand and diversify the type of services provided to that client.

Clients

We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2007, no client represented more than 5% of our annual revenues, and our largest twenty clients together represented approximately 31% of our revenues, compared to 29% in 2006. Agencies of the government of Israel, in aggregate, represented 11% of our revenue in 2007, versus 10% in 2006.

The percentage of our revenues derived from Israeli clients has been steadily decreasing as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007
Israel	93%	80%	68%	57%	52%	48%	45%
North America	3	14	17	26	24	26	24
Europe	4	7	13	13	19	22	27
Asia and the Far East	—	—	3	5	5	4	5
Total	100%	100%*	100%*	100%*	100%	100%	100%*

*	Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

Defense, Homeland Security and Government
• Czech Office for Surveying, Mapping and Cadastre	• Israeli Police
• Israel Aircraft Industries	• Lockheed Martin
• Israel Airport Authority	• Ministry of Finance of the Slovak Republic
• Israel Court Authority	• Prague Municipality
• Israel Ministry of Defense	• Tadiran Systems
• Israel Ministry of Finance	• Tel-Aviv Municipality
• Israel Ministry of Justice
Financial Services
• Achmea Zorg	• ING Investments
• Bank Hapoalim	• Invesco
• Bank Leumi	• Israel Discount Bank Ltd.
• Banque Privée Edmond de Rothschild	• K&H Bank
• Cash America	• Komercní Banka
• Citibank	• M&T Bank
• Clal Insurance	• Menzis
• Credit Suisse First Boston	• Mizrahi-Tefahot Bank
• DBS Bank, Singapore	• MKB Bank
• First International Bank of Israel	• Phoenix Insurance
• Franklin Templeton	• Standard & Poor’s
• Generali Group	• Thailand Stock Exchange
• Industrial Development Bank of Israel Ltd.	• Waldviertler Sparkasse
Telecommunications and Utilities
• AT&T	• Israel Electric Company
• Bezeq	• Slovak Telecom
• Cellcom	• Slovenské Elektrárne
• CEZ, a.s.	• Telus Communications
• Czech Telecom	• Vodafone
• Electrica	• YES
• Eurotel
Life Sciences and Healthcare
• Assuta Medical Centers	• Quintiles Transnational Corporation
• Bayer	• Roche
• Clalit Health Services	• Sanofi-Aventis
• Kaiser Permanente	• Schering Plough
• Novartis	• Teva
• Pfizer

High-Tech and Independent Software Vendors
• Brocade	• Macrovision
• Chordiant	• Narus
• Cobalt Group	• Navteq
• Corrillian	• nVidia
• Dorado Corporation	• Open Text
• Fortent	• PayPal
• Google	• Software Innovation
• IBM	• WorkScape
• InfoVista	• Ventys
Manufacturing and Transportation
• Audi	• McLane
• DHL	• Strauss-Elite
• EL AL Airlines	• Toyota
• Fuji Xerox	• Vítkovice
Retail, Media, Entertainment, Publishing & Other
• Amadeus	• Long & Foster
• Cushman & Wakefield	• Maximus
• Czech Television	• Pearson
• Hollywood Media Corp.	• Plan
• Israel’s Yellow Pages	• Ringier
• ITV	• SuperSal
• Kurt Salmon Associates

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

We have many alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographies, and with whom we conduct business, are described in the chart below:

Alliance Partner	Alliance Description
Chordiant	We provide professional services to Chordiant’s customers through our worldwide partnership, including the implementation of systems to automate and manage operational business processes for service-driven global organizations in retail banking, card services, lending, insurance and telecommunications.

Alliance Partner	Alliance Description
EMC	We partner with EMC worldwide to deliver robust, validated and high performing Documentum document and content management systems and workflow solutions to our clients. In addition, we are the sole sales channel in Israel of Documentum enterprise content management solutions. We also provide customized storage solutions to enterprise clients.
IBM	We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. We also work with IBM with IBM to provide ISVs with re-platforming services, enabling them to migrate existing applications to open standards-based IBM platforms and to stay current with IBM platform changes. In addition, we have supplier agreements with IBM in the United States, Asia Pacific, India and Israel for services, software and hardware.
Hewlett-Packard	We work with Hewlett-Packard to provide end-to-end solutions for customer business needs. We also partner with Mercury Interactive, which was acquired by Hewlett-Packard, as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
Microsoft	We work with Microsoft around the world to offer a broad array of scalable solutions built on Microsoft’s .NET enterprise platform and other Microsoft platforms. We are a global Microsoft Gold Partner with certifications on many platforms and products, and we have won numerous Microsoft awards for our solutions.
Oracle	We work with Oracle around the world to provide a range of ERP and database solutions to our customers, and in addition we resell Oracle software in some geographic regions.
SAP	We partner with SAP in Israel as the sole product and professional services arm of SAP in the country. We also partner with SAP worldwide to deliver innovative ERP solutions.

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

In addition to these benefits, the relationships: enhance our ability to deliver a broad range of IT services outsourcing; provide us channels to sell additional services to our clients, such as quality assurance and training; and make us a more attractive employer, based on our employees’ use of these advanced platforms and access to our partners.

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

Competition

The IT services market has become increasingly competitive in recent years as a result of the economic downturn and associated decline in IT service spending during 2002 to 2004, followed by the consolidation of players in the IT services industry over the last few years. While some vendors have not survived, others have become more aggressive and many low-cost offshore vendors have entered new markets traditionally dominated by large multinational consultancy firms. The IT services vendors with whom we compete include:

•	consulting firms, such as Accenture Ltd. and Capgemini;
•	divisions of large multinational technology firms, such as Hewlett-Packard Company and IBM;
•	IT outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems Corporation;
•	US-based offshore IT services firms, such as Cognizant Technology Solutions Corp., Syntel Inc., HCL Technologies and Perot Systems;
•	large Indian IT services firms, such as Infosys Technologies Limited, Satyam Computer Services Limited, Tata Consultancy Services and Wipro Limited and smaller firms such as MindTree Consulting, Patni, Persistent Systems, Sonata Software, Symphony and Virtusa;
•	regional IT services firms in certain geographic markets, such as Elbit, Malam, Matrix and Teldor in Israel and Atos Origin, Logica and T-Systems in Europe; and
•	in some cases, internal IT departments of our clients.

Some of these competitors are more established, enjoy greater market recognition and have significantly greater financial, technical and marketing resources than we do. Moreover, the IT services industry is experiencing rapid changes, primarily consolidation, that are affecting the competitive landscape. These changes may result in a greater number of competitors with significantly larger resources than ours. In addition, some of our competitors have added cost competitive offshore capabilities to their service offerings, which may adversely affect our ability to compete successfully against these competitors. We expect competition to remain intense in the future as current competitors enhance their service offerings and new competitors penetrate the market. Existing or future competitors may develop or offer services and products that provide significant performance, price or other advantages over those we offer.

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

We believe we compete favorably based on these factors, and we possess significant competitive advantages. See “ — Competitive Strengths.”

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

We regard our trade name, trademarks, service marks and domain names as important to our success. We rely on the law to protect our proprietary rights to them and we have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered our key brand “Ness” as a trademark in the United States, Israel and the Czech Republic.

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

Employees

As of December 31, 2007, we employed approximately 8,280 employees, including approximately 7,195 IT professionals. None of our employees is represented by a labor union and we have not experienced any strikes or work stoppages. We believe our relations with our employees are good.

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

Our training, continuing education and career development programs are primarily designed to ensure that our IT professionals enhance their skill-sets in alignment with their respective roles. We continually provide our IT professionals with challenging assignments and exposure to new skills, technologies and global opportunities. We have an appraisal program that incorporates a feedback system, recognizing high performers and providing constructive feedback and coaching to under performers. Leadership development is also a key part of our training programs.

We believe that our IT professionals receive competitive salaries and benefits and many are eligible to participate in our stock option plans. We have also adopted a performance-linked compensation program that links compensation to both the employee’s and our performance.

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

Following completion of these acquisitions, all the acquired companies (six Israeli companies in total) were consolidated into a single operating structure. The consolidation, which commenced in the second quarter of 2000 and was completed in the second quarter of 2001, involved a major reorganization effort and associated investment, which included: rationalization of facilities; creation of a new organizational structure; development of a new brand and identity; creation and staffing of a new cross functional sales force; development and installation of a new ERP system (SAP comprehensive business solution); upgrade and consolidation of delivery methodologies and QA practices; organic growth through hiring; training of our staff on new internal systems and methodologies; inception of a research and development function; creation of our corporate knowledge sharing infrastructure; and creation of a legal department.

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

and we acquired it in September 2002. At the time of its acquisition, it had approximately 180 employees. The Warburg Pincus entities that collectively were principal stockholders of ours were also principal stockholders of APP at the time of the acquisition.
•	Apar Holding Corp., a privately-held U.S./Indian IT services company, founded in 1998 and providing a wide range of advanced ERP, CRM and EAI software services to the financial services, manufacturing, telecom, retail sales and logistics sectors, as well as sophisticated offshore software engineering development services for large software product companies. In addition to Apar’s U.S. headquarters, Apar has operations in the United Kingdom, India and Singapore, and offices in Canada, Australia, Japan and Malaysia. At the time of its acquisition, effective in June 2003, it had approximately 1,200 employees. The Warburg Pincus entities that collectively were principal stockholders of ours were also principal stockholders of Apar at the time of the acquisition.
•	Three privately-held providers of IT services and solutions in Eastern Europe, as part of our growth strategy in Eastern Europe’s emerging market for IT services: Radix Company SA, based in Romania, a provider of ERP, content management, decision support and workflow management solutions; Delta Electronic Services a.s., based in Slovakia, a provider of ERP and custom enterprise solutions; and Efcon a.s., a provider of document management, ERP and workflow systems. The acquisitions closed during the second through fourth quarters of 2005.
•	Olas Software Solutions, Inc., d/b/a Innova Solutions, a privately-held IT services provider and system integrator based in California and India, offering a portfolio of offshore and on-site IT services and solutions, with a focus on financial services. Innova commenced operations in 1998 and we acquired it in February 2006. At the time of its acquisition, it had approximately 765 employees.
•	Three privately-held software distribution and integration companies in Europe and Asia, as part of our growth strategy in our NessPRO Global product representation business: Selesta España, based in Spain and Portugal, in December 2006; Advanced Industrial Management Company Limited, based in Thailand, in May 2007; and Selesta S.p.A., based in Italy, in September 2007.
•	MS9 Consulting LLC, a privately-held IT services company based in the United States providing information technology, business advisory and management consulting services to the life sciences industry, specifically to healthcare companies, in October 2007.
•	FMC Consulting and Informatics Ltd., a privately-held IT consulting and services company based in Hungary offering a broad range of integrated consulting and services in the areas of banking solutions, business intelligence and customer relationship management, supply chain solutions, finance, accounting and controlling, human resources, and e-business solutions, in November 2007.

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

We have experienced rapid growth in recent periods through both acquisitions and organic growth. The number of our employees increased from approximately 2,449 as of January 1, 2003 to approximately 8,280 as of December 31, 2007. We expect our growth to continue to significantly strain our management and other operational and financial resources. In particular, continued growth increases the integration challenges involved in:

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

We have in the past engaged in acquisitions, strategic investments, partnerships and alliances. Since our last annual report we acquired four additional companies. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

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

We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, which collectively represented approximately 11% of our revenues in 2007. Any reduction in total Israeli government spending for political or economic reasons, such as occurred in the Israeli recession ending in 2004, would reduce, possibly materially, our revenues and profitability. In addition, the government of Israel has experienced significant delays in the approval of its annual budget in most of the last five years. Such delays in the future could materially and negatively affect our cash flows by delaying receipt of payment from the government of Israel for services performed.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our quarterly net income ranged from a loss of approximately $7.1 million to income of approximately $9.6 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

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

During recent periods, our quarterly results have fluctuated as a result of the number of working days in each period and the seasonality of client demand in the segments of the IT services industry we serve. Typically our fourth quarter is strongest, when client demand is greatest, and the second quarter is weakest, when the number of working days in the quarter is lowest in Israel, currently our largest employee location. We expect these factors to continue to be significant in the future, although we believe that the impact of the number of working days on our results of operations will decrease as our international business continues to grow.

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

We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2005, 2006 and 2007, revenues from fixed price projects accounted for approximately 22%, 27% and 30% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our profitability may suffer.

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

We currently operate in 18 countries and intend to further penetrate key markets, primarily in North America and Europe, while continuing to establish and expand offshore and near-shore development centers in lower-cost Asian and Eastern European markets. We expect to devote significant resources to this effort but may not be successful in this regard. Risks inherent in our international business activities include:

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

If we fail to achieve planned growth in our offshore and near-shore facilities, our ability to fulfill client commitments profitably or to fulfill them at all may be compromised.

Our growth strategy relies in part on the expansion of our offshore development centers. If we fail to retain needed employees in India and other offshore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Employee attrition rates in India are significantly higher than in other geographies. Wage costs in India have historically been significantly lower than wage costs in North America and Western Europe for comparably skilled professionals; however, wages in India are currently increasing at a significantly faster rate than in North America and Western Europe, which could result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our employee compensation more rapidly than in the past to remain competitive. Compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

Our growth strategy also relies on the expansion of our near-shore development centers. If we fail to retain needed employees in Eastern Europe and other near-shore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Skilled IT professionals are in short supply in Eastern Europe, and we may be unable to achieve the headcount growth needed to fulfill our committed work, or we may have to increase the levels of our employee compensation to attract the needed number of employees. Such shortfalls of employees and/or compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

Regional instability in Israel and India may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

We generated approximately 45% of our revenues in Israel in 2007. In addition, our principal offices and a substantial portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. We cannot predict the effect on our business of any increase in the degree of violence by the Palestinians against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

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

Wage inflation in India and elsewhere could reduce our profitability.

Annual wage inflation for IT professionals in India over the past several years has exceeded world-wide averages significantly. Based on our review of publicly available information, we believe that this trend will continue for the foreseeable future. Similarly, wage inflation for IT professionals in our other geographies has been higher in the last several years. If we are unable to provide adequately for such wage increases in our contracts with our customers, or if unexpectedly large wage increases occur, we may experience a material adverse effect on our profitability.

Our international operations subject us to currency exchange fluctuations, which could negatively impact our profitability.

To date, most of our sales have been denominated in NIS, dollars, Euros and other European currencies, while a significant portion of our expenses is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with United States generally accepted accounting principles. Despite our use of certain forward foreign currency exchange contracts to hedge our balance sheet exposure against foreign currency exchange fluctuations, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore have an adverse effect on our profitability.

Potential anti-outsourcing legislation could impair our ability to service our clients.

Over the past several years, the issue of outsourcing of services abroad by American companies has become a topic of political discussions in the United States. Measures aimed at limiting or restricting outsourcing by United States companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intense debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) measures that extend restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and (2) measures that affect private industry, such as tax disincentives or intellectual property transfer restrictions. If any of these measures become law, our ability to service our clients could be impaired.

Terrorist attacks or a war could negatively affect our financial results and prospects.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, like the conflict in Iraq, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients’ needs, any of which could negatively affect our financial results and prospects.

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

If or when the government of India reduces or withdraws tax benefits and other incentives it provides to us, our net income will decrease.

Currently, we benefit from the “tax holiday” that India provides to exporters of IT services. Until recently, this “tax holiday” provided a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 35%. In mid-2007, India imposed a minimum alternative tax (MAT) of approximately 11%, but India permits amounts due under the MAT to be offset against future taxes that would be due when the “tax holiday” ends. As a result, our operations in India have been subject to relatively low tax rates.

The “tax holiday” is currently scheduled to end on March 31, 2009, although it may be extended in its current form or a reduced form. Even if the “tax holiday” expires, exporters of IT services may still be able to maintain a full or partial exemption from Indian corporate taxes by moving their operations to special economic zones (SEZ) in certain Indian cities.

If the “tax holiday” is eliminated on March 31, 2009 as currently scheduled, or eliminated or reduced earlier as the result of political or other changes in India; or if the “tax holiday” is extended but we are not able to take full advantage of it in its new form; or if we are unable to, or decide not to, move each of our operations to a SEZ; or if we remain exempt from taxes but are no longer permitted to offset MAT amounts due against future taxes, then our tax expense will increase, reducing our profitability.

Risks Relating to Our Stock

Our stock price is likely to be highly volatile and could drop unexpectedly.

The market price of our stock may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

•	changes in financial estimates or investment recommendations by securities analysts relating to our stock;
•	changes in market valuations of IT service providers and other high technology companies;
•	economic disruptions, such as the potential 2008 recession in the United States or the recent credit and liquidity crisis among major financial institutions;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major client or changes in our employee utilization rate;
•	unfavorable legal or arbitration judgments; and
•	changes in key personnel.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in leased premises of approximately 270,000 square feet in Tel Aviv, Israel. Our principal executive office in the United States is located in leased premises of approximately 19,600 square feet in Hackensack, New Jersey. We have offices of various sizes at approximately 27 locations in 18 countries totaling approximately 930,000 square feet, all of which are leased, including approximately 435,000 square feet in India, primarily in Bangalore, Hyderabad and Mumbai.

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

One of our Israeli subsidiaries was in a dispute with a former client, an Israeli insurance company, regarding the terms and conditions of a software development contract. On January 28, 2008, we settled this dispute. Accordingly, we recorded a charge of $15.2 million. The charge consisted of a settlement payment of $9.0 million, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6.2 million. At this stage, we cannot estimate how much of the arbitration settlement and related charges will be covered by our liability insurance policy, which has a cap of $5 million per claim.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NSTC.” The following table shows the high and low per share sale prices of our common stock for each full quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Select Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
2006
First Quarter	$12.88	$9.65
Second Quarter	$13.00	$9.80
Third Quarter	$13.50	$10.29
Fourth Quarter	$16.99	$12.83
2007
First Quarter	$15.06	$12.38
Second Quarter	$13.95	$11.57
Third Quarter	$13.97	$9.82
Fourth Quarter	$11.96	$9.01
2008
First Quarter (through February 29, 2008)	$10.34	$7.98

We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

On February 29, 2008, the last reported sale price per share of our common stock on the Nasdaq Global Select Market was $9.32. As of February 29, 2008, there were approximately 50 holders of record of our common stock, although the number of beneficial shareholders was considerably larger.

Stock Performance Graph

Set forth below are a graph and a table comparing cumulative total return on $100 invested, alternatively, in our common stock, the Nasdaq U.S. Index and the S&P 500 Information Technology Sector Index for the period commencing on September 29, 2004, the date of our initial public offering, and ending on December 31, 2007. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return*

	Ness Technologies, Inc.	Nasdaq U.S. Index	S&P 500 Information Technology Sector
9/29/04	$100.00	$100.00	$100.00
9/30/04	106.00	100.12	100.32
12/31/04	124.00	115.10	113.89
3/31/05	99.83	106.02	105.54
6/30/05	88.50	109.71	107.41
9/30/05	83.33	114.63	113.81
12/31/05	89.75	117.86	115.03
3/31/06	104.92	125.00	119.82
6/30/06	89.58	116.69	108.29
9/30/06	111.25	121.34	117.52
12/31/06	118.83	130.07	124.71
3/31/07	106.50	130.51	123.54
6/30/07	108.42	140.33	136.34
9/30/07	91.00	145.54	144.93
12/31/07	76.92	143.01	145.05

*	Assumes $100 invested on September 29, 2004 in our common stock, at our initial offering price, and in each index, at the closing price on the date of our initial public offering; and that all dividends have been reinvested. No cash dividends have been declared on our common stock. Prepared by Standard & Poor’s.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and the selected consolidated balance sheet data as of December 31, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements not included in this report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period and our results for interim periods may not be indicative of results to be expected for the entire year.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues	$225,768	$304,525	$385,436	$474,318	$562,302
Cost of revenues	159,775	211,725	275,368	343,169	399,356
Gross profit	65,993	92,800	110,068	131,149	162,946
Operating expenses:
Selling and marketing	21,287	25,706	29,033	34,341	41,735
General and administrative	36,115	46,042	54,595	63,197	90,439
Arbitration settlement and related charges	—	—	—	—	15,210
Research and development, net	1,559	—	—	—	—
Other	665	—	—	—	—
Total operating expenses	59,626	71,748	83,628	97,538	147,384
Operating income	6,367	21,052	26,440	33,611	15,562
Financial expenses, net	(1,451)	(3,461)	(1,521)	(1,280)	(30)
Gain on sale of a cost investment	—	—	—	5,001	—
Other income (expenses), net	(422)	(91)	(243)	348	(817)
Income before taxes on income	4,494	17,500	24,676	37,680	14,715
Taxes on income (tax benefit)	(54)	2,320	3,518	8,035	4,628
Equity in earnings (losses) of affiliates and gain from disposal of an affiliate	11	(647)	(65)	168	—
Minority interests in losses (earnings) of a subsidiary	—	(156)	101	—	—
Income from continuing operations	4,559	14,377	21,194	29,813	10,087
Loss from discontinued operations(1)	(1,105)	—	—	—	—
Extraordinary income, net of taxes	—	—	495	—	—
Net income	$3,454	$14,377	$21,689	$29,813	$10,087
Basic earnings per share from continuing operations(2)	$0.20	$0.58	$0.63	$0.83	$0.26
Basic earnings per share(2)	$0.13	$0.58	$0.63	$0.83	$0.26
Diluted earnings per share from continuing operations(2)	$0.19	$0.53	$0.61	$0.82	$0.26
Diluted earnings per share(2)	$0.12	$0.53	$0.61	$0.82	$0.26
Basic earnings per share from continuing operations excluding extraordinary income(2)	$0.20	$0.58	$0.62	$0.83	$0.26
Basic earnings per share excluding extraordinary income(2)	$0.13	$0.58	$0.62	$0.83	$0.26
Diluted earnings per share from continuing operations excluding extraordinary income(2)	$0.19	$0.53	$0.59	$0.82	$0.26
Diluted earnings per share excluding extraordinary income(2)	$0.12	$0.53	$0.59	$0.82	$0.26
Weighted average number of shares used in computing basic earnings per share	15,379	22,292	34,413	35,999	39,076
Weighted average number of shares used in computing diluted earnings per share	16,611	24,748	35,661	36,549	39,510

(1)	In January 2003, we decided to discontinue the operations of one of our subsidiaries. The operations of this subsidiary have been eliminated from our operations.
(2)	Gives effect to issuance of additional shares of our common stock as payment of accrued dividends on Class B preferred stock.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$46,004	$104,229	$33,579	$46,675	$43,097
Short-term bank deposits and restricted cash	3,248	—	39,561	2,027	2,963
Working capital	16,770	92,548	66,144	72,429	93,360
Total assets	339,483	424,756	454,368	541,136	693,019
Total debt, including current maturities	90,453	51,557	34,167	6,660	48,853
Stockholders’ equity	126,355	232,480	254,502	332,655	371,173

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

We have operations in 18 countries across North America, Europe and Asia. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, this global delivery model leverages our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. We complement this global delivery model with our offshore delivery capabilities to achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $562.3 million for 2007, from $474.3 million for 2006. Net income decreased to $10.1 million for 2007, from $29.8 million for 2006, primarily as a result of fourth quarter charges in respect of the arbitration settlement agreement signed in January 2008 with a former client with whom we were in dispute over a contract issue, representing $15.2 million, the strength of the Rupee versus the dollar, representing $4.4 million, expenses related to our management transitions of $3.4 million, a third quarter expense associated with our arbitration process which delayed our ability to provide the solution at issue to another client and resulted in cancellation of the purchase, representing $2.1 million, and losses from our United Kingdom operations of $1.3 million, partially offset by a strong contribution to net income from our NessPRO Global business of $4.0 million and a reduction in financial expense, representing $1.3 million.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In 2007, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 31% of our revenues. For 2007, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 11%. Existing clients from prior years generated more than 85% of our revenues in 2007.

Our backlog as of December 31, 2007 was $734 million compared to $606 million as of December 31, 2006. This $128 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

As of December 31, 2007, we had approximately 8,280 employees, including approximately 7,195 IT professionals. Of the 8,280 employees, approximately 3,245 were in Israel, 2,680 were in India, 1,270 were in Europe, 645 were in North America and 440 were in the Asia Pacific region.

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

Our fixed price contracts relate primarily to long-term development projects. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenues related to these contracts using the percentage of completion method based on the percentage of costs incurred to date in relation to the total estimated costs expected upon completion. This requires us to make estimates and assumptions regarding the resources and time required to fulfill the contracts’ obligations including work effort and subcontractors. We rely on our experience from other projects in making these estimates, and, in addition, use our internal project management and financial systems to track and manage the projects. Employees and project managers regularly submit updates to these systems, which are then used by executive management to monitor the projects and revise the estimates, if necessary. These systems, which are updated on a regular basis by inputs from employees’ and project managers’ estimates, produce analyses and are used by executive management to monitor the projects and revise the estimates, if necessary. Historically, our estimates have been indicative of our actual results; however, there have been a few cases where we had to adjust assumptions, primarily regarding work effort.

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

For arrangements that involve multiple revenue activities, (i.e., the delivery or performance of multiple products and services), management allocates the associated consideration to the separate activities based on their relative fair values. In order to determine the fair values of the different activities covered by each agreement, management applies standard pricing used for products and services in similar arrangements and hourly rates based on similar activities we have performed for other clients.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill.

Realizability of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived tangible and intangible assets, other than goodwill, are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In measuring the recoverability of assets, we are required to make estimates and judgments in assessing our forecast and cash flows and compare that with the carrying amount of the assets. Additional significant estimates used by management in the methodologies used to assess the recoverability of our long-lived assets include estimates of future cash-flows, future short-term and long-tem growth rates, market acceptance of products and services, and other judgmental assumptions, which are also affected by factors detailed in the “Risk Factors” section of this Annual Report. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for our long-lived assets.

Tax Accounting

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. Effective January 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations. The effective tax rate was 14%, 21% and 31% for 2005, 2006 and 2007. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Legal Contingencies

We are the defendants in various lawsuits, including employment claims and other legal proceedings in the normal course of our business. In determining whether provisions should be recorded for pending litigation claims, we assess the allegations made and the likelihood that we will successfully defend ourselves. When we believe that it is probable that we will not prevail in a particular matter, we then estimate the amount of the provision required based in part on our legal counsels' advice.

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented:

	Year Ended December, 31
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Cost of revenues	71.4	72.3	71.0
Gross profit	28.6	27.7	29.0
Operating expenses:
Selling and marketing	7.5	7.2	7.4
General and administrative	14.2	13.3	16.1
Arbitration settlement and related charges	—	—	2.7
Total operating expenses	21.7	20.6	26.2
Operating income	6.9	7.1	2.8
Financial expenses, net	(0.4)	(0.3)	(0.0)
Gain on sale of a cost investment	—	1.1	—
Other income (expenses), net	(0.1)	0.1	(0.1)
Income before taxes on income	6.4	7.9	2.6
Taxes on income	0.9	1.7	0.8
Equity in (losses) and gain from disposal of an affiliate	0.0	0.0	—
Minority interests in losses of a subsidiary	0.0	—	—
Income before extraordinary item	5.5	6.3	1.8
Extraordinary income, net of taxes	0.1	—	—
Net income	5.6	6.3	1.8

2007 Compared to 2006

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase
	2006	2007	$	%
Revenues	$474,318	$562,302	87,984	18.5
Cost of revenues	343,169	399,356	56,187	16.4
Gross profit	$131,149	$162,946	31,797	24.2
Gross margin	27.7%	29.0%

Revenues

Our revenues increased from $474.3 million in 2006 to $562.3 million in 2007, representing an increase of $88.0 million, or 18.5%. Approximately $34.4 million of this increase was attributable to acquisitions. Of the remaining $53.6 million increase in revenues, $24.7 million represents growth in our Ness Europe operating segment, $13.4 million represents growth in our Ness Israel operating segment, $8.4 million represent growth in our Ness North America operating segment and the remaining $7.1 million represents growth in our

TSG and “Other” operating segments. We expect our revenues to grow in 2008 due to continued expansion into North American and European markets in key verticals, including through acquisitions.

Cost of Revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $343.2 million in 2006 to $399.4 million in 2007, representing an increase of $56.2 million, or 16.4%. Approximately $20.4 million of this increase was attributable to acquisitions, and $35.8 million was due to normal growth in our delivery staff needed to support our increased revenues. In 2008, we expect our cost of revenues to increase, primarily due to an increase in the number of IT professionals needed to support our expected revenue growth. In addition, our cost of revenues will likely increase due to increases in salaries, especially in India, where there is strong demand for experienced IT professionals.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $131.1 million in 2006 to $162.9 million in 2007, representing an increase of $31.8 million, or 24.2%. The increase was primarily due to our increase in revenues. Approximately $14.0 million of the increase was attributable to acquisitions, and $17.8 million was related to our other revenue growth. Gross margin for 2007 was 29.0%, compared to 27.7% in 2006. This increase in gross margin was primarily due to our NessPRO Global software product distribution business. In 2008, we expect that gross profit will increase as a result of our anticipated revenue growth, while gross margin will remain relatively constant.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2006	2007	$	%
Selling and marketing	$34,341	$41,735	7,394	21.5
General and administrative	63,197	90,439	27,242	43.1
Arbitration settlement and related charges	—	15,210	15,210	N/A
Total operating expenses	97,538	147,384	49,846	51.1
Operating income	$33,611	$15,562	(18,049)	(53.7)

Selling and Marketing

Selling and marketing expenses increased from $34.3 million in 2006 to $41.7 million in 2007, representing an increase of $7.4 million, or 21.5%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $4.4 million. In 2008, we expect selling and marketing expenses to increase to support growth in new vertical markets and regions as well as to enhance our brand recognition.

General and Administrative

General and administrative expenses increased from $63.2 million in 2006 to $90.4 million in 2007, representing an increase of $27.2 million, or 43.1%. This increase was due primarily to increases in salary expenses and related benefits, representing $13.3 million, expenses associated with our management transitions, representing $3.4 million, an expense associated with our insurance company arbitration process which delayed our ability to provide the solution at issue to another client and resulted in cancellation of the purchase, representing $2.1 million, acquisitions, representing $3.5 million and consulting expenses, representing $1.3 million. In 2008, we expect our general and administrative expenses to increase to support our anticipated revenue growth.

Arbitration Settlement and Related Charges

In 2007, we had charges of $15.2 million attributable to the settlement of a long-running arbitration case with a former customer with whom we were in dispute over a contract issue, for which there was no corresponding amount in 2006. The charges consisted of a settlement payment of $9.0 million, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6.2 million.

Operating Income

Operating income decreased from $33.6 million in 2006 to $15.6 million in 2007, representing a decrease of $18.0 million, or 53.7%. The decrease was mainly attributable to our arbitration settlement and related charges, representing $15.2 million, and the increase in our general and administrative expenses, representing $27.2 million.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2006	2007	$	%
Operating income	$33,611	$15,562	(18,049)	(53.7)
Financial expenses, net	(1,280)	(30)	1,250	(97.7)
Gain on sale of a cost investment	5,001	—	(5,001)	(100.0)
Other income (expenses), net	348	(817)	(1,165)	N/A
Income before taxes on income	37,680	14,715	(22,965)	(60.9)
Taxes on income	8,035	4,628	(3,407)	(42.4)
Equity in (losses) and gain from disposal of an affiliate	168	—	(168)	(100.0)
Net income	$29,813	$10,087	(19,726)	(66.2)

Financial Expenses, Net

Financial expenses, net, decreased from $1.3 million in 2006 to $30,000 in 2007, representing a change of $1.3 million. The decrease resulted primarily from a decrease in our interest expenses due to a repayment of relatively expensive loans in 2006, representing $0.7 million, and favorable foreign currency exchange effects, representing $0.8 million, partially offset by interest expenses from new debt obtained for the purpose of financing acquisitions in 2007, representing $0.4 million. Our average net cash decreased from $14.9 million in 2006 to $11.0 million in 2007. For 2008, we expect our financial expenses to increase as a result of interest expenses related to our use of debt for acquisitions.

Gain on Sale of a Cost Investment

In 2006, we had a one-time gain from the sale of our non-controlling interest in the company dbMotion, net of related expenses, representing $5.0 million, for which there was no corresponding income in 2007.

Other Income (Expenses), Net

Other income (expenses), net changed from income of $0.3 million in 2006 to expenses of $0.8 million in 2007. This change was primarily due to the write-off of a cost investment, representing $0.7 million, and consideration received in 2006 for a third party transaction, representing $0.4 million, net of expenses.

Taxes on Income

Our taxes on income decreased from $8.0 million in 2006 to $4.6 million in 2007, representing a decrease of $3.4 million, or 42.4%. This decrease was primarily due to the decrease in our income before taxes, which resulted in an approximately $4.8 million reduction in taxes, and settlement of a prior-year tax assessment in 2006, representing $2.4 million, offset mainly by United States taxes on foreign income, representing $3.1 million. We expect our effective tax rate in 2008 to be in the range of 20% to 22% on a full-year basis.

Equity in (Losses) and Gain from Disposal of an Affiliate

Equity in net losses of an affiliate changed from losses of $0.2 million in 2006 to zero in 2007, reflecting the fact that we no longer have the affiliate.

Net Income

Net income decreased from $29.8 million in 2006 to $10.1 million in 2007, representing a decrease of $19.7 million, or 66.2%. The decrease in net income was due primarily to our decrease in operating income of $18.0 million, and our $5.0 million gain in 2006 on sale of a cost investment for which there was no corresponding amount in 2007, partially offset by the reduction in our taxes, representing $3.4 million.

2006 Compared to 2005

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase
	2005	2006	$	%
Revenues	$385,436	$474,318	88,882	23.1
Cost of revenues	275,368	343,169	67,801	24.6
Gross profit	$110,068	$131,149	21,081	19.2
Gross margin	28.6%	27.7%

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

Cost of Revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $275.4 million in 2005 to $343.2 million in 2006, representing an increase of $67.8 million, or 24.6%. Approximately $39.0 million of this increase was attributable to acquisitions, a significant portion of which was due to growth in our delivery staff needed to support post-acquisition revenue growth resulting from synergies with Ness, and $28.8 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $110.1 million in 2005 to $131.1 million in 2006, representing an increase of $21.1 million, or 19.2%. The increase was primarily due to our increase in revenues. Approximately $15.5 million of the increase was attributable to acquisitions, a significant portion of which was due to post-acquisition revenue growth resulting from synergies with Ness, and $5.6 million was related to our other revenue growth. Gross margin for 2006 was 27.7%, compared to 28.6% in 2005. This decrease in gross margin was mainly due to reorganization expenses in the fourth quarter of 2006, mostly in our “Other” segment, representing approximately $2.6 million.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase
	2005	2006	$	%
Selling and marketing	$29,033	$34,341	5,308	18.3
General and administrative	54,595	63,197	8,602	15.8
Total operating expenses	83,628	97,538	13,910	16.6
Operating income	$26,440	$33,611	7,171	27.1

Selling and Marketing

Selling and marketing expenses increased from $29.0 million in 2005 to $34.3 million in 2006, representing an increase of $5.3 million, or 18.3%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $4.9 million, and amortization of customer relations related to acquisitions, representing $1.3 million.

General and Administrative

General and administrative expenses increased from $54.6 million in 2005 to $63.2 million in 2006, representing an increase of $8.6 million, or 15.8%. This increase was due primarily to our acquisitions, representing $3.5 million, the rollout of long-term retention programs and bonuses, representing $2.4 million, and general and administrative expenses associated with the reorganization of our Ness Israel segment, representing $1.0 million, offset by lower stock-based compensation expenses, representing $1.4 million.

Operating Income

Operating income increased from $26.4 million in 2005 to $33.6 million in 2006, representing an increase of $7.2 million, or 27.1%. The major factors contributing to this increase were the growth in operating income of our Ness North America, Technologies & Services Group, Ness Israel, Ness Europe and Other segments, representing $1.7 million, $1.3 million, $1.0 million, $0.4 million and $2.0 million, respectively, and a decrease in unallocated expenses, representing $0.7 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2005	2006	$	%
Operating income	$26,440	$33,611	7,171	27.1
Financial expenses, net	(1,521)	(1,280)	241	(15.8)
Gain on sale of a cost investment	—	5,001	5,001	N/A
Other income (expenses), net	(243)	348	591	N/A
Income before taxes on income	24,676	37,680	13,004	52.7
Taxes on income	3,518	8,035	4,517	128.4
Equity in (losses) and gain from disposal of an affiliate	(65)	168	233	N/A
Minority interests in losses of a subsidiary	101	—	(101)	(100.0)
Income before extraordinary item	21,194	29,813	8,619	40.7
Extraordinary income, net of taxes	495	—	(495)	(100.0)
Net income	$21,689	$29,813	8,124	37.5

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

Gain on Sale of a Cost Investment

In 2006, we had a one-time gain from the sale of our non-controlling interest in the company dbMotion, net of related expenses, representing $5.0 million, for which there was no corresponding income in 2005.

Other Income (Expenses), Net

Other income (expenses), net, changed from expenses of $0.2 million in 2005 to income of $0.3 in 2006. This increase was primarily due to consideration received in 2006 for a third party transaction, representing $0.4 million, net of expenses.

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

Equity in (Losses) and Gain from Disposal of an Affiliate

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

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2007. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Unaudited) (Dollars in Thousands)
Revenues	$107,042	$116,614	$119,135	$131,527	$125,778	$125,762	$140,723	$170,039
Cost of revenues	75,982	84,247	85,361	97,579	89,676	89,677	99,730	120,273
Gross profit	31,060	32,367	33,774	33,948	36,102	36,085	40,993	49,766
Operating expenses:
Selling and marketing	8,248	8,489	8,148	9,456	9,472	9,293	9,854	13,116
General and administrative	14,907	16,404	15,466	16,420	19,914	21,367	22,176	26,982
Arbitration settlement and related charges	—	—	—	—	—	—	—	15,210
Total operating expenses	23,155	24,893	23,614	25,876	29,386	30,660	32,030	55,308
Operating income (loss)	7,905	7,474	10,160	8,072	6,716	5,425	8,963	(5,542)
Financial income (expenses), net	(61)	(577)	(492)	(150)	389	(74)	123	(468)
Gain on sale of a cost investment	—	—	—	5,001	—	—	—	—
Other income (expenses), net	(39)	483	(8)	(88)	6	(62)	(117)	(644)
Income before taxes on income	7,805	7,380	9,660	12,835	7,111	5,289	8,969	(6,654)
Taxes on income	1,468	1,340	1,709	3,518	1,396	1,126	1,660	446
Equity in losses and gain from disposal of an affiliate	—	(90)	(13)	271	—	—	—	—
Net income (loss)	$6,337	$5,950	$7,938	$9,588	$5,715	$4,163	$7,309	$(7,100)

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

On January 1, 2007, we expanded our Managed Strategic Services (MSS) segment to include the non-financial services portions of Ness IBS, a component of our “Other” segment, and changed the name of MSS to Ness North America; and we moved the Ness UK organization from our “Other” segment to our Ness Europe segment. Pro forma segment data for 2005 and segment data for 2006 for these three segments is reclassified to reflect the current organization of the segments.

Our operating segments are:

(1)	Ness North America (Ness NA), which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: independent software vendors, life sciences and healthcare, high-tech and others.
(2)	Technologies & Systems Group (TSG), which includes system integration and application development, real-time systems development, consulting and outsourcing services for the defense, government and homeland security vertical, as well as systems for the telecommunications vertical.
(3)	Ness Europe, which includes system integration and application development, outsourcing and software and consulting for Eastern European and Western European customers, including near-shore services from Eastern Europe for Western European customers. Verticals served by this segment are: telecommunications and utilities, financial services and others.

(4)	Ness Israel, which includes system integration and application development, outsourcing, software and consulting and quality assurance and training for customers in Israel within the following verticals: financial services, government, life sciences and healthcare, manufacturing, retail, transportation and others.
(5)	Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our operations in Asia Pacific, the financial services component of Ness IBS, NessPRO Spain, the recently acquired NessPRO Italy (formerly Selesta Italia) and NessPRO Thailand (formerly AIM).

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

	Year Ended December 31,
	2005	2006	2007
Segment Data:
Revenues:
Ness North America (Ness NA)	$80,544	$93,359	$105,139
Technologies & Systems Group (TSG)	44,200	56,391	57,383
Ness Europe	74,032	98,081	126,886
Ness Israel	168,234	190,009	203,396
Other	18,426	36,478	69,498
	$385,436	$474,318	$562,302
Operating Income (Loss):
Ness North America (Ness NA)	$7,927	$11,139	$8,272
Technologies & Systems Group (TSG)	5,617	6,929	7,035
Ness Europe	7,324	7,955	10,212
Ness Israel	13,148	14,154	(3,189)
Other	324	650	6,199
Unallocated Expenses	(7,900)	(7,216)	(12,967)
	$26,440	$33,611	$15,562

Liquidity and Capital Resources

Overview

As of December 31, 2007, we had cash and cash equivalents, restricted cash and short-term bank deposits of $46.1 million compared to $48.7 million as of December 31, 2006. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2006	2007
Net cash provided by operating activities	$4,389	$16,131
Net cash provided by (used in) investing activities	2,137	(57,217)
Net cash provided by financing activities	4,939	33,409
Effect of exchange rate changes on cash and cash equivalents	1,631	4,099
Increase (decrease) in cash and cash equivalents	13,096	(3,578)
Cash and cash equivalents at the beginning of the period	33,579	46,675
Cash and cash equivalents at the end of the period	$46,675	$43,097

2007 Compared to 2006

Net cash provided by operating activities was $16.1 million in 2007, compared to $4.4 million in 2006. The major factors contributing to the increase were tax payments in 2006 to the Israeli Tax Authority related to prior periods for which there was no corresponding amount in 2007, representing $9.0 million, and an improvement in our collection efforts, representing $3.7 million.

Net cash used in investing activities was $57.2 million in 2007, compared with net cash provided of $2.1 million in 2006. The major factors contributing to the change were a change from proceeds from the maturity of short term bank deposits and the sale of marketable securities from an aggregate amount of $41.1 million in 2006 to investment in short-term bank deposits of $0.7 million in 2007, and an increase in payments in respect of acquisitions and contingent consideration, representing $18.6 million, partially offset by a decrease in purchase of property and equipment, representing $1.7 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion, representing $1.9 million in 2007 compared to net proceeds of $3.1 million in 2006.

Net cash provided by financing activities was $33.4 million in 2007, compared with $4.9 million in 2006. The increase was primarily due to proceeds from new long-term bank loans, representing $46.2 million, and a decrease in the change of short-term bank loans and credit, representing $7.8 million, offset by a decrease in the proceeds from exercise of options, representing $27.3 million.

The effect of exchange rate changes on cash and cash equivalents was $4.1 million in 2007, compared to $1.6 million in 2006. The change was primarily due to the effect of translation adjustments on long-term inter-company balances, representing approximately $11.8 million, offset by the effect of translation adjustments on working capital, property and equipment and other assets, representing approximately $9.4 million.

Long-Term and Short-Term Debt

At December 31, 2007, one of our Israeli subsidiaries had a long-term loan denominated in NIS (linked to the Israeli Consumer Price Index), of $2.4 million. The long-term loan, borrowed from a commercial bank in December 2003, bears an annual interest rate of 6.5%, with a maturity of one year and one month. The long-term loan contains covenants, which, among other things, require a minimum stockholders’ equity of our Israeli subsidiary; and which place limitations on merging or transferring assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of December 31, 2007, we were in compliance with these covenants.

Bank guarantees obtained by the above-mentioned Israeli subsidiary contain covenants, which, among other things, require a minimum net income of our subsidiary and a minimum stockholders’ equity of our Israeli subsidiary; and which place limitations on merging or transferring assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of December 31, 2007, we are not in compliance with a one of these covenants but received a waiver from the bank with respect to the covenant.

In September 2007, we obtained a long-term loan from a commercial bank in the amount of €9.0 million, or $12.7 million, for the purpose of funding the acquisition of NessPRO Italy S.p.A. In November 2007, we obtained a long-term loan from a commercial bank in the amount of €13.9 million, or $20.6 million, for the purpose of funding the acquisition of FMC Consulting and Informatics Ltd., and a long-term loan from a commercial bank in the amount of $12.0 million for the purpose of funding the acquisition of MS9 Consulting LLC. The loans mature over five years with principal payments commencing in the third year, and bear interest at fixed and variable rates paid quarterly. The long-term loans contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging or transferring assets. As of December 31, 2007, we are in compliance and expect to remain in compliance with these covenants. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

At December 31, 2007, our non-Israeli subsidiaries had short-term borrowings denominated in Euros aggregating to $2.8 million with a weighted average interest rate of 5.77%.

We anticipate funding a portion of our global growth through financing from commercial banks.

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

Contractual Obligations

Our major outstanding contractual obligations related to our long-term debt, operating leases and accrued severance pay. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2007 (dollars in thousands):

	Total	Less Than 1 Year	1 – 3 years	More Than 3 Years
Long-term debt	$48,853	$1,662	$20,080	$27,111
Interest payments(1)	10,060	3,011	5,175	1,874
Operating leases	95,387	25,239	33,252	36,896
Uncertain income tax positions(2)	1,906	—	—	—
Accrued severance pay(3)	57,465	—	—	—
Total	$213,671	$29,912	$58,507	$65,881

(1)	Amount represents interest on fixed and variable rate debt, prevailing on December 31, 2007.
(2)	Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. See Note 11g, “Income Taxes,” to the consolidated financial statements included in this report.
(3)	Accrued severance pay relates primarily to accrued severance obligations to our Israeli employees as required under Israel’s Severance Pay Law in the amount of $54.6 million, payable only upon termination, retirement or death of the respective employee. Of this amount, $49.4 million was funded through deposits into severance pay funds, leaving a net obligation of $5.2 million.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The FASB issued a FASB Staff Position to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption will have material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The provisions of SFAS 159 are effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 159 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS 141R will have an impact on our consolidated financial statements when adopted, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”). SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. In addition, net income attributable to non-controlling interests will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS 160 will have significant impact on our consolidated financial statements.

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

We have direct operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Our earnings are predominantly affected by fluctuations in the value of the U.S. dollar as compared to the Indian Rupee. Thus, an increase of 10% in the value of the Indian Rupee relative to the U.S. dollar in 2007 would have resulted in a decrease in the U.S. dollar reporting value of our operating income in 2007 by $5.2 million, while a decrease of 10% in the value of the Indian Rupee relative to the U.S. dollar in 2007 would have resulted in an increase in the U.S. dollar reporting value of our operating income in 2007 by $4.7 million. In order to minimize the effect of such movements on our earnings, we entered into certain forward foreign currency exchange contracts to hedge our exposure against foreign currencies which differ from the local functional currencies. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the 2007 acquisitions of Advanced Industrial Management Company Limited, Selesta S.p.A., MS9 Consulting LLC and FMC Consulting and Informatics Ltd., which are included in our 2007 Consolidated Financial Statements, and which in the aggregate represented 6.2% of consolidated total assets and 2.0% of consolidated shareholders’ equity as of December 31, 2007, and 4.4% of consolidated net revenues and 73.3% of consolidated net income for the year ended December 31, 2007. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report immediately following.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ness Technologies, Inc.

We have audited Ness Technologies, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ness Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advanced Industrial Management Company Limited, Selesta S.p.A., MS9 Consulting LLC and FMC Consulting and Informatics Ltd., which are included in the 2007 consolidated financial statements of Ness Technologies, Inc. and which constituted, in aggregate, 6.2% of total assets and 2.0% of shareholders’ equity as of December 31, 2007, and 4.4% of revenues and 73.3% of net income for the year then ended. Our audit of internal control over financial reporting of Ness Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Advanced Industrial Management Company Limited, Selesta S.p.A., MS9 Consulting LLC and FMC Consulting and Informatics Ltd.

In our opinion, Ness Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ness Technologies, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

Tel Aviv, Israel	Kost Forer Gabbay & Kasierer
March 17, 2008	A MEMBER OF ERNST & YOUNG GLOBAL

Changes in Internal Control

As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 29, 2008 in connection with our annual meeting of stockholders (the “Proxy Statement”) under the headings “Directors and Executive Officers,” “Voting Securities and Principal Holders Thereof” and “Compensation of Directors and Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Fled as Part of This Report:

1. Financial Statements as of December 31, 2006 and December 31, 2007 and for each of the three years in the period ended December 31, 2007 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. 2007 Stock Option Plan.
+10.10(3)	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+10.11(3)	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+10.12(5)	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.14	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.15(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.I

Exhibit Number	Description
+10.16(6)	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruska.
+10.17(7)	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation).
+10.18	Bonus Agreement, dated as of April 1, 2007, between Ness AT Ltd. and Shachar Efal (English translation).
+10.19(8)	Offer letter, dated as of December 1, 1999, from Apar Infotech Corporation to Shashank Samant.
+10.20(8)	Addendum to Employment Agreement, effective as of January 1, 2006, between Ness USA, Inc. and Shashank Samant.
+10.21(3)	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.22(3)	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.23(8)	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.24(6)	Separation and Release Agreement, dated as of March 12, 2007, between the Registrant and Raviv Zoller.
+10.25(9)	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.
+10.26(8)	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant and Ytzhak Edelman.
+10.27	Termination of Employment Agreement, dated as of June 28, 2007, between the Registrant and Ytzhak Edelman.
10.28(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24(3)	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on May 10, 2006.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 16, 2005.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tel Aviv, State of Israel on the 17th day of March, 2008.

NESS TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Issachar Gerlitz Issachar Gerlitz President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Issachar Gerlitz and Ofer Segev as his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments to this report, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Aharon Fogel Aharon Fogel	Chairman of the Board	March 17, 2008
/s/ Issachar Gerlitz Issachar Gerlitz	President, Chief Executive Officer and Director (principal executive officer)	March 17, 2008
/s/ Ofer Segev Ofer Segev	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	March 17, 2008
/s/ Henry Kressel Dr. Henry Kressel	Director	March 17, 2008
/s/ Morris Wolfson Morris Wolfson	Director	March 17, 2008
/s/ Satyam C. Cherukuri Dr. Satyam C. Cherukuri	Director	March 17, 2008
/s/ Dan S. Suesskind Dan S. Suesskind	Director	March 17, 2008
/s/ Kenneth A. Pickar Dr. Kenneth A. Pickar	Director	March 17, 2008

NESS TECHNOLOGIES INC.
AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ness Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(q) to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 17, 2008 expresses an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 17, 2008	A Member of Ernst & Young Global

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$46,675	$43,097
Restricted cash	518	602
Short-term bank deposits	1,509	2,361
Trade receivables (net of allowance for doubtful accounts of $2,812 and $3,145 at December 31, 2006 and 2007, respectively)	136,935	184,378
Unbilled receivables	28,635	40,320
Other accounts receivable and prepaid expenses	15,471	30,137
Work in progress	411	2,563
Total current assets	230,154	303,458
Long-Term Assets:
Long-term prepaid expenses and other assets	6,480	8,014
Investments at cost	1,193	564
Unbilled receivables	14,985	8,919
Deferred income taxes, net	7,670	7,806
Severance pay fund	42,321	49,731
Property and equipment, net	28,279	34,072
Intangible assets, net	8,336	17,011
Goodwill	201,718	263,444
Total long-term assets	310,982	389,561
Total assets	$541,136	$693,019

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (continued)
U.S. Dollars in Thousands (Except Share and Par Value Data)

	December 31,
	2006	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$4,477	$2,819
Current maturities of long-term debt	4,396	1,662
Trade payables	42,524	55,118
Advances from customers and deferred revenues	30,135	29,838
Other accounts payable and accrued expenses	76,193	120,661
Total current liabilities	157,725	210,098
Long-Term Liabilities:
Long-term debt, net of current maturities	2,264	47,191
Other long-term liabilities	1,320	4,864
Deferred income taxes	141	2,228
Accrued severance pay	47,031	57,465
Total long-term liabilities	50,756	111,748
Commitments and Contingent Liabilities
Stockholders’ Equity:
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2006 and 2007; Issued and outstanding: 38,638,682 at December 31, 2006 and 39,196,908 at December 31, 2007	387	392
Additional paid-in capital	317,799	322,716
Accumulated other comprehensive income (loss)	(415)	24,594
Retained earnings	14,884	23,471
Total stockholders’ equity	332,655	371,173
Total liabilities and stockholders’ equity	$541,136	$693,019

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
U.S. Dollars in Thousands (Except Per Share Data)

	Year Ended December 31,
	2005	2006	2007
Revenues	$385,436	$474,318	$562,302
Cost of revenues	275,368	343,169	399,356
Gross profit	110,068	131,149	162,946
Operating expenses:
Selling and marketing	29,033	34,341	41,735
General and administrative	54,595	63,197	90,439
Arbitration settlement and related charges	—	—	15,210
Total operating expenses	83,628	97,538	147,384
Operating income	26,440	33,611	15,562
Financial expenses, net	(1,521)	(1,280)	(30)
Gain on sale of cost investment	—	5,001	—
Other income (expenses), net	(243)	348	(817)
Income before taxes on income	24,676	37,680	14,715
Taxes on income	3,518	8,035	4,628
Equity in (losses) and gain from disposal of an affiliate	(65)	168	—
Minority interests in earnings of a subsidiary	101	—	—
Income before extraordinary item	21,194	29,813	10,087
Extraordinary income, net of taxes	495	—	—
Net income	$21,689	$29,813	$10,087
Earnings per share:
Basic earnings per share	$0.63	$0.83	$0.26
Basic earnings per share from extraordinary income	$0.01	$—	$—
Basic earnings per share excluding extraordinary income	$0.62	$0.83	$0.26
Diluted earnings per share	$0.61	$0.82	$0.26
Diluted earnings per share from extraordinary income	$0.02	$—	$—
Diluted earnings per share excluding extraordinary income	$0.59	$0.82	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Comprehensive Income (loss)	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2004	32,772,578	$328	$270,967	$(152)	$(2,045)	$(36,618)		$232,480
Exercise of warrants granted to banks	8,561	—*	—	—	—	—		—*
Exercise of warrants granted to investors	326,871	3	95	—	—	—		98
Exercise of options granted to employees	1,314,206	13	9,704	—	—	—		9,717
Issuance of Common stock related to the acquisition of 14% of Ness USA	349,621	4	3,414	—	—	—		3,418
Amortization of deferred stock compensation related to Ness GSG acquisition	—	—	—	125	—	—		125
Stock based compensation related to warrants granted to banks	—	—	11	—	—	—		11
Stock based compensation related to options granted to employees	—	—	(1,522)	—	—	—		(1,522)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(11,602)	—	$(11,602)	(11,602)
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	—	(42)	—	(42)	(42)
Other-than-temporary decrease in fair value of available-for-sale marketable securities, net of taxes	—	—	—	—	130	—	130	130
Net income	—	—	—	—	—	21,689	21,689	21,689
Total comprehensive income							$10,175
Balance as of December 31, 2005	34,771,837	$348	$282,669	$(27)	$(13,559)	$(14,929)		$254,502
Unrealized losses on available-for-sale marketable securities, net of tax					$(42)
Accumulated foreign currency translation adjustment as of December 31, 2005					(13,517)
Accumulated other comprehensive loss as of December 31, 2005					$(13,559)

*	Represents an amount lower than $1

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Comprehensive Income	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2005	34,771,837	$348	$282,669	$(27)	$(13,559)	$(14,929)		$254,502
Reclassification of deferred stock compensation to additional paid-in capital	—	—	(27)	27	—	—		—
Exercise of options granted to employees and others	3,866,845	39	30,363	—	—	—		30,402
Tax benefits related to exercise of stock options	—	—	2,343	—	—	—		2,343
Stock based compensation related to options granted to employees	—	—	583	—	—	—		583
Redeemable options	—	—	1,868	—	—	—		1,868
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	13,103	—	$13,103	13,103
Realized losses on available-for-sale marketable securities, net of tax	—	—	—	—	41	—	41	41
Net income	—	—	—	—	—	29,813	29,813	29,813
Total comprehensive income							$42,957
Balance as of December 31, 2006	38,638,682	$387	$317,799	$—	$(415)	$14,884		$332,655
Unrealized losses on available-for-sale marketable securities, net of tax					$(1)
Accumulated foreign currency translation adjustment as of December 31, 2006					(414)
Accumulated other comprehensive loss as of December 31, 2006					$(415)

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Income (Loss)	Retained Earnings	Total Comprehensive Income	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2006	38,638,682	$387	$317,799	$(415)	$14,884		$332,655
Exercise of options granted to employees and others	558,226	5	2,952	—	—		2,957
Tax benefits related to exercise of stock options	—	—	580	—	—		580
Stock based compensation related to options granted to employees and others	—	—	1,385	—	—		1,385
Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	(1,500)		(1,500)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	25,013	—	$25,013	25,013
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	(4)	—	(4)	(4)
Net income	—	—	—	—	10,087	10,087	10,087
Total comprehensive income						$35,096
Balance as of December 31, 2007	39,196,908	$392	$322,716	$24,594	$23,471		$371,173
Unrealized losses on available-for-sale marketable securities, net of tax				$(5)
Accumulated foreign currency translation adjustment as of December 31, 2007				24,599
Accumulated other comprehensive income as of December 31, 2007				$24,594

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in Thousands

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$21,689	$29,813	$10,087
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	2,111	583	1,610
Equity in (losses) and gain from disposal of an affiliate	65	(168)	—
Currency fluctuation of long-term debt	2,772	116	87
Deferral of costs	(433)	—	—
Minority interests in earnings of a subsidiary	(101)	—	—
Depreciation and amortization	7,767	12,161	13,572
Arbitration settlement and related charges	—	—	15,210
Loss on sale of property and equipment	556	198	224
Excess tax benefits related to exercise of options	—	(2,343)	(580)
Gain on sale of cost investment	—	(5,001)	—
Impairment of cost investment	—	—	730
Realized gain on sale of marketable securities	(30)	(128)	—
Other than temporary decrease in fair value of available-for-sale marketable securities	186	—	—
Accrued interest on short-term bank deposits	(532)	—	—
Increase in trade receivables, net	(26,236)	(22,895)	(23,898)
Decrease (increase) in unbilled receivables	(9,738)	(10,479)	6,354
Decrease (increase) in other accounts receivable and prepaid expenses	(544)	415	(6,902)
Decrease (increase) in work in progress	(1,145)	2,363	(1,956)
Increase in long-term prepaid expenses	(1,423)	(419)	(991)
Deferred income taxes, net	(3,016)	(730)	(4,856)
Increase (decrease) in trade payables	2,986	(994)	4,688
Increase (decrease) in advances from customers and deferred revenues	6,220	21,188	(6,476)
Increase in other long-term liability	—	749	1,742
Increase (decrease) in other accounts payable and accrued expenses	4,676	(20,495)	7,200
Increase in accrued severance pay, net	971	455	286
Net cash provided by operating activities	6,801	4,389	16,131

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
U.S. Dollars in Thousands

	Year Ended December 31,
	2005	2006	2007
Cash flows from investing activities:
Net cash paid for acquisitions	(10,206)	(23,401)	(36,890)
Proceeds from sale of cost investment	—	3,135	1,866
Additional payments in connection with prior-period acquisitions	—	(5,162)	(10,241)
Acquisition of minority interest in a subsidiary	(114)	—	—
Proceeds from maturity of (investment in) short-term bank deposits, net	(39,107)	38,368	(682)
Proceeds from sale of marketable securities	5,543	2,779	—
Investment in affiliate at cost	—	(730)	—
Investment in available-for-sale marketable securities	(7,864)	—	—
Proceeds from sale of property and equipment	601	605	293
Purchase of property and equipment and capitalization of software developed for internal use	(7,921)	(13,224)	(11,563)
Capitalization of software development costs	(1,526)	(233)	—
Net cash provided by (used in) investing activities	(60,594)	2,137	(57,217)
Cash flows from financing activities:
Exercise of options and warrants	$9,634	$30,234	$2,957
Excess tax benefits related to exercise of options	—	2,343	580
Short-term bank loans and credit, net	19,312	(19,764)	(11,931)
Proceeds from long-term debt	—	—	46,226
Principal payments of long-term debt	(38,806)	(7,874)	(4,423)
Net cash provided by (used in) financing activities	(9,860)	4,939	33,409
Effect of exchange rate changes on cash and cash equivalents	(6,997)	1,631	4,099
Increase (decrease) in cash and cash equivalents	(70,650)	13,096	(3,578)
Cash and cash equivalents at the beginning of the year	104,229	33,579	46,675
Cash and cash equivalents at the end of the year	$33,579	$46,675	$43,097
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$895	$2,222	$1,687
Taxes	$1,361	$14,965	$9,783
Non-cash activity:
Reclassification to equity of redeemable options accrual upon partial exercise of options	$—	$1,868	$—
Accrual for additional consideration for acquisitions	$5,162	$11,271	$7,678
Receivables from sale of investment, net of related expenses	$—	$1,866	$—

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

a. Introduction:

Ness Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Delaware in March 1999, and operates through its subsidiaries (together “the Group”) in Israel, North America, Europe and Asia.

The Group is a global provider of information technology (“IT”) services and end-to-end business solutions designed to help clients improve their competitiveness and effectiveness. The Group’s portfolio of solutions and services consists of software product development, including both offshore and near-shore outsourcing, system integration, application development and consulting, and software distribution. The primary verticals the Group serves include high-tech companies and independent software vendors; financial services; defense, homeland security and government; life sciences and healthcare; and telecommunications and utilities.

b. Acquisitions of subsidiaries:

2005 Acquisitions

1. Ness U.S.A. Inc. (“Ness U.S.A.”):

On November 12, 2004, the Company filed a Form S-4 Registration Statement in respect of an exchange offer for the remaining shares of Ness U.S.A which it did not already own. The offer commenced on January 31, 2005 and ended on February 28, 2005. 96 of 98 offerees accepted the offer bringing the Company’s holdings in Ness U.S.A. following the offer to 99.9%. On March 1, 2005, the Company issued 260,316 shares of Common stock to the offerees, for the consideration of $3,532. The acquisition was accounted for under the purchase method of accounting according to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”).

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

On January 3, 2006, Ness U.S.A was merged into Ness Global Services, Inc. Subsequently the surviving company changed its name to Ness USA, Inc.

Based upon a valuation of tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total cost of the acquisition to Ness U.S.A.’s assets and liabilities as follows:

Cash and cash equivalents	$426
Trade receivables	277
Unbilled receivable	185
Other accounts receivable	64
Other assets	38
Customer related intangible asset	139
Goodwill	3,236
Accounts payable	(148)
Other accounts payable	(280)
Deferred tax liability	(40)
Related parties, net	(365)
Total purchase price	3,532

2. Ness Romania

On April 1, 2005, the Company acquired all of the outstanding shares of Radix Company SA (“Radix”), a provider of IT services and solutions based in Romania. The purchase price was €4 million, or $5,385, consisting of €2 million paid in cash at the closing and €2 million placed in escrow for six months contingent

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

on the verification of the accuracy of certain representations made by the sellers. Additional payment of €1.5 million, or $1,775, was made in April 2006 based on achievement of certain revenue and operating income milestones in 2005. An additional payment of €1.5 million or $1,976 was made in April 2007 based on an achievement of certain revenue and operating income milestones for 2006. Radix became a wholly-owned subsidiary of the Company’s Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Radix Company SA changed its name to Ness Romania.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$2,511
Trade receivables	933
Inventories	137
Other accounts receivable	97
Property and equipment	2,094
Customer relationships	420
Backlog	260
Work force	730
Goodwill	6,635
Accounts payable and other accrued expenses	(1,420)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(1,976)
Other current liabilities	(1,506)
Deferred tax liability	(204)
Long-term liabilities	(1,551)
Total purchase price	$7,160

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Radix’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.
(b)	The value assigned to the customer-related intangibles amounted to $680. The fair value of Radix’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $204 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

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

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values as of

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

the acquisition date (except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$426
Trade receivables	314
Other accounts receivable	527
Property and equipment	212
Work force	278
Customer relations	64
Goodwill	253
Accounts payable and other accrued expenses	(442)
Other current liabilities	(588)
Deferred tax liabilities	(19)
Long term liabilities	(50)
Total purchase price	$975

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Ness DM’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost.
(b)	The value assigned to the customer-related intangibles amounted to $64. The fair value of Ness DM’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $19 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

4. NTR

On September 12, 2005, the Company acquired all of the outstanding shares of N.T.R. Holding Ltd. (“NTR”), a provider of IT services and solutions based in Israel. The purchase price was $1,350. An additional payment of $150 was made in June 2006 based on achievement of certain 2005 performance goals. NTR became a wholly-owned subsidiary of Ness A.T., a part of the Company’s Ness Israel group, and, accordingly, its results of operations have been included in the consolidated financial statements since the acquisition date.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$173
Trade receivables	408
Other accounts receivable	391
Property and equipment	47
Backlog	119
Customer relations	345
Goodwill	889
Other current liabilities	(468)
Deferred tax liability	(139)
Long-term liabilities	(265)
Total purchase price	$1,500

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	NTR’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.
(b)	The value assigned to the customer-related intangibles amounted to $464. The fair value of NTR’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $139 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

5. Ness Slovakia

On October 3, 2005, the Company acquired all the outstanding shares of Delta Electronic Services a.s. (“Delta”), a provider of IT services and solutions in Slovakia. The Company acquired the outstanding shares for cash consideration of $8,000 and related purchase costs of approximately $115. In addition, as Delta achieved certain business goals by the end of 2005, the Company paid an additional amount of $3,000 during 2006. Upon completion of the acquisition, Delta changed its name to Ness Slovakia, and it operates as a part of Ness Europe. Delta became a wholly-owned subsidiary of Ness B.V., a part of Ness European group, and, accordingly, its results of operations have been included in the consolidated financial statements since the acquisition date.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their related fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$2,158
Trade receivables	1,476
Other accounts receivable	1,176
Property and equipment	575
Customer relations	1,616
Backlog	265
Workforce	1,290
Goodwill	6,408
Accounts payable and other accrued expenses..	(1,235)
Other current liabilities	(1,925)
Deferred tax liabilities	(564)
Long-term liabilities	(125)
Total purchase price	$11,115

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Delta’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost. Long-term liabilities are presented at present value of amounts to be paid determined at appropriate current interest rates.
(b)	The value assigned to the customer-related intangibles amounted to $1,881. The fair value of Delta’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $564 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

2006 Acquisitions

6. Ness IBS

On February 28, 2006, the Company acquired all of the outstanding shares of Olas Software Solutions, Inc., d/b/a Innova Solutions (“Innova”), a provider of IT services and solutions based in the United States and India. The Company acquired the outstanding shares for cash consideration of $15,000 and related purchase costs of $249. An additional payment of $8,225 was made in April 2007 based on achievement of certain revenue and operating income milestones for the fiscal year 2006. An additional payment of $1,775 is required to be made in April 2008 based on achievement of certain revenue and operating income milestones for the fiscal year 2007. The Company has provided for a payment of $1,775 related to the milestones of 2007.

Innova became a wholly-owned subsidiary of Ness Technologies, Inc. and, accordingly, its results of operations are included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Innova changed its name to Ness Innovative Business Services and subsequently merged into the Company’s wholly-owned subsidiary Ness USA, Inc.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments), as follows:

Cash and cash equivalents	$1,566
Trade receivables	3,527
Other accounts receivable	1,310
Property and equipment	1,233
Other long-term assets	519
Customer relations	1,848
Backlog	640
Workforce	4,773
Goodwill	16,661
Short-term bank credit	(1,956)
Trade payables	(1,276)
Other current liabilities	(3,382)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(10,000)
Long-term liabilities	(214)
Total purchase price	$15,249

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Innova’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost.
(b)	The value assigned to the customer-related intangibles amounted to $2,488. The fair value of Innova’s customer-related intangibles was determined using the Income Approach.
(c)	This acquisition was treated as an asset purchase for tax purposes and as such the goodwill related to this acquisition is deductible for tax purposes.

7. NessPRO Spain

On December 14, 2006, the Company acquired all of the outstanding shares of Selesta España (“Selesta”), IT software distribution and systems integration company based in Spain. The purchase price was €8 million, or $10,579 in cash and related purchase costs of $125. An additional payment of €0.8 million, or $1,070, was to be made during 2007 based on achievement of certain revenue and operating income milestones in the fiscal year 2006. The additional payment was accrued for and recorded as goodwill in the December 31, 2006 consolidated balance sheet as the milestones were met. As a result of the acquisition of Selesta S.p.A, the former parent company of Selesta, in 2007 (see Note 1b(9)), the additional payment to be made on account of 2006 milestones was canceled. Selesta became a wholly-owned subsidiary of the Company’s Dutch subsidiary, Ness Technologies, B.V., and, accordingly, its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Selesta changed its name to NessPRO Spain.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$986
Trade receivables	3,168
Other accounts receivable	984
Property and equipment	140
Customer relationships	758
Distribution agreements	279
Work force	435
Goodwill	9,491
Trade payables	(3,125)
Other current liabilities	(1,698)
Long-term liabilities	(393)
Long-term deferred tax liability	(321)
Total purchase price	$10,704

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Selesta’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity. Property and equipment were presented at current replacement cost.
(b)	The value assigned to the customer-related intangibles amounted to $1,037. The fair value of Selesta’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $321 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

2007 Acquisitions

8. NessPRO Thailand

On May 15, 2007, the Company acquired all of the outstanding shares of Advanced Industrial Management Company Limited (“AIM”), a privately-held software distributor in Thailand, for a purchase price of $2,400 in cash and related purchase costs of $167. Additional payments totaling $1,350 may be made in 2008 and 2009, should AIM achieve certain business goals for fiscal years 2007 and 2008, respectively. No additional payments were accrued for as of December 31, 2007, based on the results achieved in 2007. AIM became a wholly-owned subsidiary of the Company’s U.S. subsidiary, NessPRO Inc. Upon completion of the acquisition, AIM changed its name to NessPRO Thailand Ltd.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. As part of the allocation, $785 was allocated to assets acquired, $1,620 was allocated to goodwill and workforce, $766 was allocated to amortizable intangible assets, license agreement and customer relations, and $604 was allocated to liabilities assumed. The results of the aforementioned acquisition are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date.

9. NessPRO Italy

On September 5, 2007, the Company acquired substantially all of the outstanding shares of Selesta S.p.A., a privately-held IT software distribution and systems integration company based in Italy, and its wholly-owned subsidiaries Selesta Security Systems S.p.A. and Informatica Corp. s.r.l. (together “Selesta Italia”), for a purchase price of approximately €9.0 million, or $12,189, in cash and related purchase costs of $261. The acquisition was funded through a long-term loan in the amount of €9.0 million from a commercial

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

bank. Additional payments totaling €9.0 million may be made in 2008 and 2009, should Selesta Italia achieve certain business goals for fiscal years 2007 and 2008, respectively. As of December 31, 2007, the Company provided for a payment of $1,665 related to the achievement of business goals in 2007, which was measured on a full year basis. Its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Upon completion of the acquisition, Selesta Italia changed its name to NessPRO Italy S.p.A. With the acquisition of Selesta Italia, the Company expanded its NessPRO business, which distributes enterprise licenses for third-party software products.

This acquisition was accounted for under the purchase method of accounting and, accordingly, based on a preliminary valuation, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$7,201
Trade receivables	7,052
Other accounts receivable	5,806
Property and equipment	316
Long-term deferred income taxes	1,174
Customer relations	4,422
Distribution agreements	1,039
Workforce	2,599
Goodwill	16,213
Short-term bank credit	(9,659)
Trade payables	(1,517)
Deferred revenues	(4,148)
Other current liabilities	(6,212)
Restructuring-related provisions	(6,091)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(1,665)
Long-term deferred tax liability	(1,993)
Accrued severance pay	(2,087)
Total purchase price	$12,450

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Selesta Italia’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short term maturity.
(b)	The value assigned to the customer-related intangibles amounted to $5,461. The fair value of Selesta Italia’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $1,993 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

Included in restructuring-related provisions are restructuring accruals of $2,553 related to a restructuring plan undertaken by Selesta Italia prior to the acquisition. The restructuring cost consists of severance expense. Through December 31, 2007, payments in the aggregate amount of $315 were made in connection with the plan. As of December 31, 2007, the remaining accruals amount to $2,438.

Additionally, in December 2007, the Company initiated a plan to exit activities at Selesta Italia’s locations, and to involuntarily terminate certain of Selesta Italia’s employees to improve efficiencies in operations, resulting in restructuring costs. These costs were recognized as assumed liabilities in the allocation of the purchase price and have resulted in an increase to goodwill. The restructuring costs consisted of severance expense in the amount of $3,367 and termination of leased facilities in the amount of $171. No payments

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

were made through December 31, 2007 in connection with the plan. The restructuring charges recorded are based on a restructuring plan that has been committed to by management. The restructuring costs may change as management executes the plan.

10. MS9

On October 2, 2007, the Company acquired all of the outstanding ownership interests of MS9 Consulting LLC (“MS9”), a privately-held IT services company based in the United States, for a purchase price of $11,375 in cash and related purchase costs of $233. The acquisition was funded through a long-term loan in the amount of $12,000 from a commercial bank. Additional payments totaling up to $6,125 may be paid in 2009 and 2010, should MS9 achieve certain business goals for fiscal years 2008 and 2009, respectively. Upon completion of the acquisition, the operations of MS9 were merged into the Company’s wholly-owned subsidiary Ness USA, Inc. With the acquisition of MS9, the Company increased its penetration of the healthcare vertical in the United States.

This acquisition was accounted for under the purchase method of accounting and, accordingly, based on a preliminary valuation, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, as follows:

Trade receivables	$463
Customer relations	1,932
Backlog	563
Workforce	858
Goodwill	8,624
Trade payables	(260)
Other current liabilities	(572)
Total purchase price	$11,608

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	MS9’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity.
(b)	The value assigned to the customer-related intangibles amounted to $2,495. The fair value of MS9’s customer-related intangibles was determined using the Income Approach.
(c)	This acquisition was treated as an asset purchase for tax purposes and as such the goodwill related to this acquisition is deductible for tax purposes.

11. FMC

On November 22, 2007, the Company acquired all of the outstanding shares of FMC Consulting and Informatics Ltd. (“FMC”), a privately-held IT consulting and services company based in Hungary, for a purchase price of HUF 3.5 billion, or approximately $20,645, in cash and related purchase costs of $203. The acquisition was funded through a long-term loan in the amount of €13,910 from a commercial bank. Additional payments totaling up to HUF 3.5 billion, or approximately $20,300, may be paid in 2008, 2009 and 2010, should FMC achieve certain business goals for fiscal years 2007, 2008 and 2009, respectively. As of December 31, 2007, the Company provided for a payment of $4,238 related to the achievement of business goals in 2007, which was measured on a full-year basis. With the acquisition of FMC, the Company strengthened its financial services vertical in Eastern Europe.

This acquisition was accounted for under the purchase method of accounting and, accordingly, based on a preliminary valuation, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments), using the exchange rate prevailing on that date, as follows:

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

Cash and cash equivalents	$3,286
Trade receivables	6,373
Unbilled receivables	6,847
Other accounts receivable	196
Property and equipment	184
Customer relations	3,130
Backlog	422
Workforce	546
Goodwill	15,514
Trade payables	(1,228)
Payments to former shareholders of acquired subsidiary	(5,778)
Other current liabilities	(3,576)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(4,238)
Long-term liabilities	(120)
Long-term deferred tax liability	(710)
Total purchase price	$20,848

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	FMC’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity.
(b)	The value assigned to the customer-related intangibles amounted to $3,552. The fair value of FMC’s customer-related intangibles was determined using the Income Approach.
(c)	The Company recorded a deferred tax liability of $710 for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

12. Pro Forma Financial Information

The following table for the years ended December 31, 2005 and 2006 presents certain combined unaudited statements of income data as if the acquisitions of Ness IBS and NessPRO Spain had occurred on January 1, 2005, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	December 31,
	2005	2006
	(Unaudited)
Revenues	$428,876	$485,379
Net income	$24,947	$29,128
Earnings per Share:
Basic	$0.73	$0.81
Diluted	$0.70	$0.80

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General  – (continued)

The following table for the years ended December 31, 2006 and 2007 presents certain combined unaudited statements of income data as if the acquisitions of NessPRO Thailand, NessPRO Italy, MS9 and FMC had occurred on January 1, 2006, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	December 31,
	2006	2007
	(Unaudited)
Revenues	$535,685	$605,313
Net income	$30,598	$9,744
Earnings per Share:
Basic	$0.85	$0.25
Diluted	$0.84	$0.25

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions taken place at the beginning of 2005, 2006 and 2007, nor is it necessarily indicative of future results.

c. Revenues from agencies of the government of Israel:

For the years ended December 31, 2005, 2006 and 2007, the percentage of the Group’s revenues derived, in aggregate, from agencies of the government of Israel was 11%, 10% and 11%, respectively.

Note 2 — Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

a. Use of estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Monetary amounts denominated in a currency other than the functional currency are re-measured into the functional currency, in accordance with SFAS No. 52, “Foreign Currency Translation.” All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

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

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

c. Principles of consolidation:

The Company’s consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the Group, have been eliminated in consolidation.

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

e. Restricted cash:

Restricted cash is held in favor of custom authorities and towards fulfillment of forward contracts obligations. The restricted cash is invested in short-term deposits.

f. Work in progress:

Work in progress includes costs incurred related to long-term IT services contracts as determined by the percentage of completion method of accounting.

g. Investment in affiliates:

During 2005 and 2006, the Company recorded $65 and $103, respectively, of equity in loss from its investment in affiliate. The investment was sold in December 2006. The gain of $271 is presented in equity in (losses) and gain from disposal of affiliate in the consolidated income statements.

h. Investment at cost:

The Company held a voting interest of 19% in a former wholly-owned subsidiary which was accounted for under the cost method in accordance with Accounting Principles Board (“APB”) Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). On December 28, 2006 the Company executed a share purchase agreement with the other shareholders in order to sell them its shares and warrant for a total consideration of $6,000 before $999 of related costs. The gain of $5,001 is presented in other income (expenses), net in the consolidated income statements.

During 2006 the Company invested $730 in Series C Preferred Stock of a private company (the “Investee”), which was accounted for under the cost method in accordance with APB 18. During 2007, the Investee became insolvent. As a result, the Company recorded an impairment of its investment balance, since it is unlikely that it will be recovered. The impairment charge is presented in other income (expenses), net in the consolidated income statements.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

i. Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and peripheral equipment	14 – 50
Motor vehicles	15
Office furniture and equipment	6 – 15
Leasehold improvements	The shorter of the term of the lease and the life of the asset

The Group accounts for costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

j. Intangible assets:

Intangible assets consist primarily of customer-related intangibles acquired by the Company. Customer-related intangibles are amortized over their estimated useful lives of two to eight years on a straight-line basis. However, certain acquired customer-related intangibles are amortized over their estimated useful lives in proportion to the economic benefits realized. This accounting policy results in accelerated amortization of such customer-related intangibles as compared to the straight-line method.

k. Impairment of long-lived assets:

The Group’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2005, 2006 and 2007, no impairment losses have been recorded.

l. Goodwill:

SFAS 141 requires that the purchase method of accounting be used for all business combinations. The total purchase price of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of net assets of purchased businesses is recorded as goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. The test is based on the Group’s operating segments, as further described in Note 14. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for the reportable unit. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.

On January 1, 2006, the Company began segment reporting, and therefore the Company allocated its goodwill balance as of January 1, 2006 to its reportable segments based on their relative fair value as of that date.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

On January 1, 2007, the Company made minor adjustments to the components of its operating segments (see Note 14). There was no significant effect on the allocation of goodwill between the segments.

The Company has elected to perform its analysis of goodwill as of December 31 of each year. During 2005, 2006 and 2007, no impairment losses were recorded.

m. Derivative instruments:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.

Fair Value Hedging Strategy:

The Company enters into forward exchange contracts to hedge a portion of its trade payables and receivables for a period of one to three months. The purpose of the Company’s foreign currency hedging activities is to protect the fair value of its trade payables and receivables due to foreign exchange rates.

As of December 31, 2006 and 2007, unrealized gain on the open hedging transactions included in other accounts receivables and prepaid expenses were $53 and $196, respectively, and unrealized loss on the open hedging transaction included in other account payables and accrued expenses were $61 and $20, respectively.

The Company recognized gains (losses) of ($195), $286 and $2,459 during the years ended December 31, 2005, 2006 and 2007, respectively, which offset (losses) gains from foreign currency translation adjustment related to the hedged items. All amounts have been included in finance expenses in the statement of income.

n. Revenue recognition:

The Group’s portfolio of solutions and services consists of: 1) software product development, including both offshore and near-shore outsourcing, for which revenues are generated from either long term fixed-price basis or time-and-materials basis contracts; 2) system integration, application development and consulting for which revenues are generated from either fixed-price basis or time-and-materials basis contracts; and; 3) sales of third party software licenses.

1) Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Fixed-price basis engagements generally involve a period between the signing of the contract and the final customer acceptance exceeding one year. Fees are payable upon completion of agreed upon milestones. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time and subcontractor costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Fixed price contracts that are not within the scope of SOP 81-1 are recognized in accordance with SAB No. 104, “Revenue Recognition” (“SAB 104”).

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

The Group believes that the use of the percentage of completion method is appropriate as the Group has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and the terms of settlement, including in cases of termination for convenience. In all cases the Group expects to perform its contractual obligations and its customers are expected to satisfy their obligations under the contract. In cases where enforceable rights could not be demonstrated, revenues are recognized in accordance with the completed-contract-cost method.

According to SOP 81-1, costs that are incurred for a specific anticipated contract are deferred, subject to evaluation of their probable recoverability, and only if the costs can be directly associated with a specific anticipated contract. Such deferred costs are recorded as work in progress.

Amounts recognized as revenue in advance of contractual billing are recorded as unbilled receivables.

Advances from customers include unearned amounts under system integration and application development services. Amounts received in advance of meeting revenue recognition criteria are deferred.

Included in revenues under these arrangements are sales of third-party products. Revenue from sales of such products includes third-party computer hardware and computer software products.

In circumstances where the Company enters into a contract with a customer for the provision of managed services for a defined period of time, the Company defers, in accordance with SAB 104, certain incremental costs incurred at the inception of the contract. These costs include time and expense incurred in association with the origination of a contract. The deferred costs are amortized on a straight-line basis over the life of the applicable customer contract. Such deferred costs are recorded as other accounts receivable and prepaid expenses. Revenue associated with these capitalized costs is deferred and is recognized over the same period.

2) Other engagements are performed under time-and-materials basis contracts. Under time-and-materials contracts, the Group is reimbursed for labor hours at negotiated hourly billing rates. Such service contracts are not in the scope of SOP 81-1, and accordingly, related revenues are recognized in accordance with SAB 104. If a contract involves the provision of a single element, revenues are recognized as those services are performed or over the term of the related agreements, provided that evidence of an arrangement has been obtained, fees are fixed and determinable and collectibility is reasonably assured.

If a contact involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The fair value of those elements is determined based on the price charged for those elements when sold separately. The Group’s accounting policy complies with the revenue determination requirements set forth in EITF issue No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF 00-21”), relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

3) Sales of third-party software licenses are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). As required by SOP 97-2, the Company determines the value of the software component of its multiple-element arrangements using the residual method

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

when vendor specific objective evidence (VSOE) of fair value exists for the undelivered elements of maintenance and support services. VSOE is based on the price charged when an element is sold separately or renewed. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

In respect of such arrangements, the Group follows the guidance of EITF issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under these arrangements, the Group performs as an agent without assuming the risk and rewards of ownership; as such revenues are recorded on a net basis.

o. Accounting for stock-based compensation:

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective transition method. SFAS 123(R) requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable service period. Under the modified prospective method, compensation expense is recognized for all share-based payments issued on or after January 1, 2006 and for all share-based payments issued to employees prior to January 1, 2006 that remain unvested.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, for an award for which the exercise price of stock options equaled the fair market value of the underlying stock at the grant date, no share-based compensation expense was recognized in the Company’s consolidated statement of income.

The Company applies SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS 123 requires the use of an option valuation model to measure the fair value of the options and warrants at the measurement date as defined in EITF 96-18.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s consolidated statement of income for 2006 and 2007 include compensation expense for share-based awards granted (i) prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes on income for year ended December 31, 2006 was $583 lower than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net earnings per share for the year ended December 31, 2006 were $0.01 lower than if the Company had continued to account for stock-based compensation under APB 25.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model for service options and the Monte Carlo option pricing model for performance condition options. The option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements. The expected term of options granted represents the period of time that options granted are expected to be outstanding, and was determined based on the simplified method in accordance with Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The fair value was estimated at the date of grant using the following weighted average assumptions for the Black-Scholes model and the following assumptions for the Monte Carlo model:

	Black-Scholes			Monte Carlo
	2005	2006	2007	2007

Dividend yield	0%	0%	0%	0%
Expected volatility	33%	33%	32%	29 – 31%
Risk-free interest	4.3%	5.1%	4.25%	3.05 – 4.95%
Expected life (in years)	2.64	0.28	3.49	N/A

As of December 31, 2007, $5,444 of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a period of four years. The total unrecognized stock-based compensation cost to be recognized in future periods does not consider the effect of stock options that may be issued in subsequent periods.

For options granted prior to the Company’s adoption of SFAS 123(R), pro forma information regarding net income and earnings per share required by SFAS 123 was determined as if the Company accounted for its stock-based compensation plans under the fair value method. Had compensation cost for its stock-based compensation plans been determined in accordance with SFAS 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 31, 2005
Net income – as reported	$21,689
Add – stock-based employee compensation – intrinsic value	1,992
Deduct – stock-based employee compensation – fair value	(8,254)
Pro forma net income	$15,427
Basic earnings per share as reported	$0.63
Diluted earnings per share as reported	$0.61
Pro forma basic earnings per share	$0.43
Pro forma diluted earnings per share	$0.42

See Note 12b(4) for acceleration of vesting and a grant of fully vested options during 2005.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

p. Earnings per share:

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

q. Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) – an interpretation of SFAS 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

As a result of the adoption of FIN 48 on January 1, 2007, the Group recorded $1,500 to retained earnings for uncertain tax positions which, if recognized, would affect the effective tax rate. This amount includes accrued interest expense and penalties related to the unrecognized tax benefits as of that date. The Group recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

r. Concentrations of credit risk:

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, trade receivables and unbilled receivables.

Cash and cash equivalents, restricted cash and short-term bank deposits are mainly invested with major banks in Israel, the United States, India and Europe. Cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Group’s funds are financially sound, and accordingly minimal credit risk exists with respect to these funds.

Trade receivables and unbilled receivables of the Group are derived from sales to customers located throughout the world. The Group performs ongoing credit evaluations of its clients and, to-date, has not experienced any material losses. In certain cases the Company requires letters of credit, other collateral or additional guarantees. An allowance for doubtful accounts is determined with respect to those amounts that the Group has determined to be doubtful of collection, and in accordance with an aging key.

The Group has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts or foreign hedging arrangements.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

s. Severance pay:

Certain of the Company’s Israeli subsidiaries’ liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. These companies’ liability for all of their employees is fully provided for by monthly deposits with severance pay funds, insurance policies and by accrual. The Company records as expenses the increase in the severance liability, net of earnings from the related investment fund. The value of these policies is recorded as an asset in the Group’s balance sheet.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements.

Severance expenses for the years ended December 31, 2005, 2006 and 2007 were $6,236, $6,693 and $6,863, respectively.

t. Fair value of financial instruments:

The following methods and assumptions were used by the Group in estimating fair value and disclosures for financial instruments:

(i)	The carrying amounts of cash and cash equivalents, short-term bank deposits, trade receivables, unbilled receivables, short-term bank credit and trade payables approximate their fair values due to the short-term maturity of such instruments.
(ii)	The carrying amounts of the Group’s long-term debt and long-term lease deposits approximate their fair value, estimated by discounting the future cash flows, using incremental borrowing rates for similar type of arrangements.

u. Advertising costs:

Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007 were $3,136, $3,183 and $5,151, respectively.

v. Comprehensive income:

The Company accounts for comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which established standards for the reporting and display of comprehensive income and its components. Comprehensive income represents the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company determined that its items of other comprehensive income relate to unrealized gains or losses on available for sale securities and foreign currency translation adjustments.

w. Cost of revenues:

Cost of revenues consists of all costs associated with providing services to customers, including identified losses on contracts. Estimated losses on contracts are recognized in the period in which the loss is identified in accordance with SOP 81-1. Cost of service also includes costs of third-party products associated with reselling third-party computer hardware and software products to customers, when revenue from third-party products is recorded at the gross amount. Customers purchasing third-party products from the Company generally do so in conjunction with the purchase of services.

x. Impact of recently issued accounting pronouncements:

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The FASB issued a FASB Staff Position to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption will have material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The provisions of SFAS 159 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS 159 will have an impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects SFAS 141R will have an impact on its consolidated financial statements when adopted, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. In addition, net income attributable to non-controlling interests will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 will have a significant impact on its consolidated financial statements.

y. Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Other Accounts Receivable and Prepaid Expenses

	December 31,
	2006	2007
Government authorities	$619	$5,451
Deferred income taxes (see also Note 11c)	3,525	10,514
Prepaid expenses	4,582	7,549
Receivables from sale of investment	2,865	—
Guarantees collected in connection with a commercial dispute (see also Note 10b(1))	2,066	—
Advances to suppliers	706	3,533
Employees	375	1,099
Others	733	1,991
	$15,471	$30,137

Note 4 — Property and Equipment, Net

a. Comprised as follows:

	December 31,
	2006	2007
Cost:
Computers, software and peripheral equipment	$42,719	$48,677
Motor vehicles	1,728	1,759
Office furniture and equipment	9,071	11,551
Leasehold improvements	13,436	16,524
	66,954	78,511
Accumulated depreciation	38,675	44,439
Property and equipment, net	$28,279	$34,072

Depreciation expenses for the years ended December 31, 2005, 2006 and 2007 were $6,699, $7,948 and $9,004, respectively.

b. Capitalized software developed for internal use

The unamortized balance of capitalized software developed for internal use included in computers, software and peripheral equipment at December 31, 2006 and 2007 amounted to $3,498 and $5,827, respectively. Depreciation expenses for the years ended December 31, 2005, 2006 and 2007 related to capitalized software developed for internal use were $0, $203 and $298, respectively.

c. Property under operating lease

See Note 10a.

d. Liens and charges

See Note 10d.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Intangible Assets, Net

a. Intangible assets

	December 31,
	2006	2007
Cost:
Capitalized software development costs	$4,393	$4,617
Deferral of costs	653	762
Customer related intangible assets	9,224	21,236
	14,270	26,615
Accumulated amortization:
Capitalized software development costs	1,924	4,257
Deferral of costs	166	288
Customer related intangible assets	3,844	5,059
	5,934	9,604
Intangible assets, net	$8,336	$17,011

b. Amortization of customer related intangible assets

Amortization of customer related intangible assets for the years ended December 31, 2005, 2006 and 2007, included in cost of revenues and selling and marketing expense, amounted to $729, $2,344 and $2,241, respectively. Amortization of capitalized software development costs for the years ended December 31, 2005, 2006 and 2007, included in cost of revenues, amounted to $183, $1,712 and $2,227, respectively. Amortization of deferral of costs for the years ended December 31, 2005, 2006 and 2007, included in cost of revenues, amounted to $0, $157 and $100, respectively.

c. Amortization expenses of intangible assets

The following are estimated amortization expenses of intangible assets for the years ending:

December 31,
2008	$4,721
2009	3,584
2010	3,115
2011	2,369
2012	1,533
2013 and thereafter	1,689
$17,011

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Goodwill

a. Changes in goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

Total
Balance as of January 1, 2006	$159,421
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	30,655
Additional consideration related to prior-year acquisitions	1,976
Adjustments with respect to prior-year acquisitions during the allocation period	1,038
Foreign currency translation adjustments	8,628
Balance as of December 31, 2006	$201,718
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	45,974
Additional consideration related to prior-year acquisitions	1,775
Adjustments with respect to prior-year acquisitions during the allocation period	126
Foreign currency translation adjustments	13,851
Balance as of December 31, 2007	$263,444

b. Liens and charges

See Note 10d.

Note 7 — Short-Term Bank Credit

Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest Rate December 31,		Amount December 31,
	2006	2007	2006	2007
	%
In, or linked to, dollar	9.75	—	$2,477	$—
In Euro	6	5.77	2,000	2,819
			$4,477	$2,819
(1) Total authorized credit lines (including guarantees)			$110,660	$152,297

The Company has unused lines of credit in the aggregate amount of $108,037 as of December 31, 2007.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Other Accounts Payable and Accrued Expenses

	December 31,
	2006	2007
Employees and payroll accruals	$21,739	$25,621
Accrued vacation pay and employee benefits	11,588	15,234
Government authorities	7,808	14,996
Accrued expenses	22,073	32,072
Payables in connection with acquisitions of subsidiaries	11,271	7,678
Payments to former shareholders of acquired subsidiary (see also Note 1b(11))	—	5,793
Arbitration settlement (see also Note 10b(1))	—	9,000
Restructuring related provisions (se also Note 1b(9))	—	6,264
Deferred tax liabilities (see also Note 11c)	298	667
Others	1,416	3,336
	$76,193	$120,661

Note 9 — Long-Term Debt

a. Composition

	December 31,
	2006	2007
Long-term bank loans(1)	$5,636	$48,141
Other debt liabilities	1,024	712
	6,660	48,853
Less – current maturities	4,396	1,662
	$2,264	$47,191

(1)	The weighted average interest rate on the bank loans as of December 31, 2006 and 2007 is 6.85% and 6.24%, respectively. As of December 31 2006, the interest rates were fixed; as of December 31, 2007, the interest rates were both fixed and variable.

b. Classification

Classified by currency, linkage terms and interest rates, the total amount of the long-term debt (before deduction of current maturities) is as follows:

	Interest Rate December 31,		Amount December 31,
	2006	2007	2006	2007
	%
In dollars	—	6.6	$—	$12,000
In Euros	—	6 – 6.1	—	33,711
In NIS, linked to CPI	6.5 – 7.5	6.5	5,636	2,430
In, or linked to, other currencies	4.6 – 6	6 – 8	1,024	712
			$6,660	$48,853

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Long-Term Debt  – (continued)

c. Maturity schedule

The loans mature as follows:

December 31,
2008 (current maturity)	$1,662
2009	6,015
2010	14,065
2011	14,065
2012	13,046
$48,853

Note 10 — Commitments and Contingent Liabilities

a. Lease commitments

The Group has various operating lease agreements, which expire on various dates, such as rent facilities and vehicles. Aggregate minimum commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2008	$25,239
2009	18,820
2010	14,432
2011	8,401
2012	6,603
2013 and thereafter	21,892
$95,387

Total rent expenses for the years ended December 31, 2005, 2006 and 2007 amounted to $8,534, $11,818 and $17,508, respectively.

b. Litigation

1. In 2007, the Company recorded charges totaling $15,210 in connection with the settlement of a long-running arbitration case with a former customer with whom it was in dispute over a contract issue. The charges consisted of a settlement payment of $9,000, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6,210. Included in the other receivables were autonomous guarantees provided by the Company’s subsidiary in the amount of $2,066 which were collected by the customer in 2006. At this stage, the Company cannot estimate how much of the arbitration settlement and related charges will be covered by its liability insurance policy, which has a cap of $5,000 per claim.

2. The Company is periodically a party to routine litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

c. Guarantees

Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2006 and December 31, 2007, is $37,336 and $40,061, respectively. The Group does not hold collateral to support guarantees except when deemed necessary.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingent Liabilities  – (continued)

d. Liens and charges

To secure its liabilities, the Group recorded fixed and floating charges on the Company’s holdings in subsidiaries, and on the property and equipment and goodwill of the Group.

e. Additional payments related to acquisitions of subsidiaries

See Note 1b.

f. Covenants

Long-term loans and bank guarantees contain customary restrictive covenants as further mentioned below. Failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

1. Long-term loans denominated in dollars and Euros contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging or transferring assets. As of December 31, 2007, the Company was in compliance with these covenants.

2. A long-term loan denominated in NIS contains covenants, which, among other things, require a minimum stockholders’ equity of the Company's Israeli subsidiary; and which place limitations on merging or transferring assets. As of December 31, 2007, the Company was in compliance with these covenants.

3. Bank guarantees denominated in NIS contain covenants, which, among other things, require a minimum net income of the Company's Israeli subsidiary and a minimum stockholders’ equity of the Company’s Israeli subsidiary; and which place limitations on merging or transferring assets. As of December 31, 2007, the Company was not in compliance with one of these covenants but received a waiver from the bank with respect to the covenant.

Note 11 — Income Taxes

a. Income (loss) before taxes consists of the following:

	Year Ended December 31,
	2005	2006	2007
Domestic	$1,239	$7,476	$(1,356)
Foreign	23,437	30,204	16,071
	$24,676	$37,680	$14,715

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

b. Taxes on income are comprised as follows:

	Year Ended December 31,
	2005	2006	2007
Current taxes	$6,376	$6,390	$9,484
Settlement of prior years tax assessments	158	2,375	—
Deferred income tax benefit	(3,016)	(730)	(4,856)
	$3,518	$8,035	$4,628
Domestic	$566	$2,780	$3,067
Foreign	2,952	5,255	1,561
	$3,518	$8,035	$4,628

c. Deferred taxes on income:

Significant components of the Group’s deferred tax liabilities and assets are as follows:

	December 31,
	2006	2007
Deferred tax assets:
Reserves and allowances	$4,224	$6,731
Different depreciation rates	206	—
Net operating loss carry forwards	9,844	14,851
Deferred tax asset before valuation allowance	14,274	21,582
Valuation allowance	(2,109)	(1,992)
Deferred tax asset	12,165	19,590
Deferred tax liabilities:
Different depreciation rates	—	(335)
Deferred tax liability related to intangible assets	(1,409)	(3,830)
Deferred tax liabilities	(1,409)	(4,165)
Net deferred tax asset	$10,756	$15,425
Domestic:
Current deferred tax asset	567	553
Current deferred tax liability	(298)	—
Non-current deferred tax asset	295	359
	564	912
Foreign:
Current deferred tax asset	2,958	9,961
Current deferred tax liability	—	(667)
Non-current deferred tax asset	7,375	7,447
Non-current deferred tax liability	(141)	(2,228)
	10,192	14,513
	$10,756	$15,425

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

d. Available carry forward tax losses

As of December 31, 2007, the Company’s subsidiaries in Israel, the United Kingdom, the Netherlands, Spain, Italy, Slovakia, Switzerland and Singapore had estimated total available carry forward tax losses of $22,857, $10,226, $8,909, $13,025, $9,998, $815, $1,069 and $2,525, respectively, to offset against future taxable profits.

Management currently believes that since certain of the Company’s subsidiaries have a history of losses it is more likely than not that some of the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $42,157 and $82,555 at December 31, 2006 and 2007, respectively. The determination of the deferred tax liability is not practicable.

e. Tax benefits in India

The Company has tax benefits that India provides to the export of IT services. These benefits provide a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 35%. These tax benefits are expected to be valid until March 31, 2009. During 2007, India imposed a minimum alternative tax (“MAT”) of approximately 11%, but India permits amounts due under the MAT to be offset against future taxes that would be due when the tax holiday ends.

f. Prior-year tax settlement

In February 2006, the Company paid the Israeli Tax Authority (“ITA”) a sum of $3,400 in full payment of an assessment agreement with ITA regarding a tax assessment of the Israeli subsidiaries of the Company for the years 1999 through 2003. Settlement of prior-year tax assessments mainly represents the implications of the tax assessment agreement through the date of the assessment agreement.

g. Uncertain tax positions:

As of December 31, 2007 the total amount of unrecognized tax benefits was $1,906, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $321 at December 31, 2007. During the year ended December 31, 2007, the Company recorded $47 for interest and penalties expenses with respect to the uncertain tax position. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of December 31, 2007 was as follows:

Balance as of January 1, 2007	$1,500
Increases related to prior years tax positions	406
Balance as of December 31, 2007	$1,906

The amount of income taxes paid by the Group is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. The Group is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

years before 2001. The Company does not expect that any tax audit would be completed within the next twelve months; therefore, the Company does not anticipate any significant impact on its unrecognized tax benefit balance in 2008.

h. Theoretical tax reconciliation

A reconciliation between theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the consolidated statements of income, is as follows:

	Year Ended December 31,
	2005	2006	2007
Income before taxes, as reported in the consolidated statements of income	$24,676	$37,680	$14,715
Statutory tax rate	35%	35%	35%
Theoretical tax expenses on the above amount at the federal statutory tax rate	$8,637	$13,188	$5,150
Effect of tax holiday	(2,195)	(4,177)	(3,678)
Effect of foreign subsidiaries with different tax rates	(1,659)	(1,390)	(1,008)
Deferred taxes on losses for which valuation allowance was provided	(1,629)	(2,280)	(64)
Non-deductible expenses	791	874	1,430
Settlement of prior years tax assessments	158	2,375	—
U.S. tax on foreign income	—	—	3,072
Additional deductions for tax purposes in foreign locations	—	—	(513)
Effect of gain on sale of investment at cost	—	(510)	—
Others	(585)	(45)	239
Actual tax expense (benefit)	$3,518	$8,035	$4,628
Basic net earnings per share related to tax holiday	$0.06	$0.12	$0.09
Diluted net earnings per share related to tax holiday	$0.06	$0.11	$0.09

Note 12 — Stockholders’ Equity

a. General:

Common stock confers upon its holders the right to receive notice to participate and vote in the stockholders meetings of the Company, the right to receive dividends, if and when declared, and the right to receive assets of the Company upon liquidation.

The Company does not intend to pay cash dividends in the foreseeable future.

b. Stock option plans:

1. Under the Company’s 1999 and 2003 Israeli stock option plans (the “Israeli Plans”), the Company’s 2001 and 2003 U.S. stock option plans, including the assumption of the Apar Employee Equity Plan (the “U.S. Plans”), and the Company’s 2007 Stock Option Plan, options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

2. Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2007 is 1,737,048 and options to purchase 157,373 shares are available for future grant.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2007 is 1,149,367 and options to purchase 15,878 shares are available for future grant.

Pursuant to the 2007 Stock Option Plan, options to purchase up to 3,000,000 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2007 is 2,350,000 and options to purchase 650,000 shares are available for future grant.

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

Options granted under the 2007 Stock Option Plan are exercisable between five to ten years from the date of grant. The exercise price of the options granted under the 2007 Stock Option Plan may not be less than a price ranging from 100% to 110% of the fair market value, depending on the applicable circumstances, of the shares for which the options are exercisable. Any options that are canceled or forfeited before expiration become available for future grants.

4. A summary of the Company’s employees’ stock option activity and related information is as follows:

	Year Ended December 31,
	2005		2006		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	6,268,136	$8.32	6,313,306	$9.29	2,490,907	$10.65
Granted	1,571,800	$11.69	26,974	$8.47	3,056,200	$12.63
Exercised	(1,314,206)	$7.39	(3,630,678)	$7.89	(317,260)	$9.03
Forfeited	(212,424)	$10.19	(218,695)	$9.20	(172,650)	$12.54
Outstanding at the end of the year	6,313,306	$9.29	2,490,907	$10.65	5,057,197 *)	$11.88
Exercisable options at the end of the year	5,878,250	$9.28	2,302,816	$10.72	2,051,197	$10.90

*)	As of December 31, 2007, 1,262,716 options were expected to vest. Options expected to vest reflect an estimated forfeiture rate.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

The options outstanding and exercisable as of December 31, 2007 have been classified by exercise price as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Remaining Contractual Life
		Years		Years
$1.78	36,902	2.73	36,902	2.73
5.57	33,205	4.42	33,205	4.42
8.47	394,971	0.73	394,971	0.73
10.12	83,334	3.00	41,667	3.00
11.82	1,484,385	2.94	1,481,052	2.94
12.00	2,000,000	4.66	—	—
12.75	45,000	4.06	40,000	3.99
13.00	350,000	4.00	—	—
14.27	629,400	2.52	23,400	3.00
	5,057,197	3.49	2,051,197	2.56

The intrinsic value of the exercised options during 2007 was $4,473. The intrinsic value of outstanding options as of December 31, 2007 was $697, representing 465,078 options that are in- the-money. The remaining 4,592,119 options were out-of-the money as of December 31, 2007 and their intrinsic value was considered as zero. The intrinsic value of exercisable options as of December 31, 2007 was $697.

Substantially all of the options were granted with exercise prices equal to or higher than the market value on the date of grant. The weighted average exercise prices and fair values of options granted during the years ended December 31, 2005, 2006 and 2007 with exercise prices less or higher than market value on the date of grant, were:

	Exceeds Market Price Year Ended December 31,			Less Than Market Price Year Ended December 31,
	2005	2006	2007	2005	2006	2007
Weighted average exercise prices	$11.69	$—	$12.15	$11.82	$8.47	$—
Weighted average fair values on grant date	$2.08	$—	$2.67	$3.87	$2.74	$—

The weighted average exercise price and fair value of options granted during 2007 with an exercise price equal to the market value on the date of grant were $14.27 and $3.97, respectively.

As of December 21, 2005, 589,213 unvested out-of-the-money options with an exercise price of $11.82 per share with related vesting period from January 1, 2006 through January 1, 2007 had been accelerated.

The Company’s decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS 123(R), which requires the Company to treat all unvested stock options as compensation expense effective January 1, 2006. The Company believes that the acceleration of vesting of those options enabled the Company to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional purposes of the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders.

During 2006, the Company extended the term of certain options previously granted to the Company’s Chairman of the Board, and its President and CEO, representing 366,262 and 154,323 options, respectively, to February 28, 2007, and it granted 26,974 options to a former employee. There were no other grants during 2006. The Company’s results of operations include expenses of $195 related to these modifications.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

666,000 options granted during the first quarter of 2007 to the Company’s senior management. These options vest in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees have the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, the Company used a Monte Carlo simulation in order to estimate their fair value. Management believes this valuation technique produces a better estimate of fair values than the closed form option pricing model, considering the guidance provided in SFAS 123(R). The Company accounted for these options as tandem awards. The fair value assigned to the redemption feature will be marked to market in each reporting period and is included in long term liabilities on the balance sheet. During 2007, the Company recorded $686 of stock-based compensation expenses related to these options, out of which $225 was related to the redemption feature.

During the first quarter of 2007, the Company extended the term of 170,709 options previously granted to the Company’s Chairman of the Board of Directors to February 29, 2008. The Company’s results of operations include compensation expenses of $79 related to this modification.

5. Options issued to non-employees:

As of December 31, 2007, 179,218 options are outstanding and exercisable to non-employees.

Note 13 – Basic and Diluted Net Earnings Per Share

The following table sets forth the computation of the basic and diluted net earnings per share:

a. Numerator

	Year Ended December 31,
	2005	2006	2007
Net income as reported	$21,194	$29,813	$10,087
Gain from extraordinary item, net of taxes	495	—	—
Net income after gain from extraordinary income, numerator for basic and diluted per share data	$21,689	$29,813	$10,087

b. Denominator

	Year Ended December 31,
	2005	2006	2007
	Number of Shares in Thousands
Weighted average number of shares of Common stock, denominator for basic net earnings per share	34,413	35,999	39,076
Effect of dilutive securities:
Stock options and warrants	1,248	550	434
Denominator for diluted net earnings per share – adjusted weighted average shares assuming exercise of options and warrants	35,661	36,549	39,510

c. Anti-dilutive shares

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 1,230,265, 1,784,338 and 2,733,181 for the years ended December 31, 2005, 2006 and 2007, respectively.

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment Reporting

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

On January 1, 2007, the Company expanded its Managed Strategic Services (MSS) segment to include the non-financial services portions of Ness IBS, a component of its “Other” segment, and changed the name of MSS to Ness North America; and it moved the Ness UK organization from its “Other” segment to its Ness Europe segment. Pro forma segment data for 2005 and segment data for 2006 data for these three segments is reclassified to reflect the current organization of the segments.

The Company’s operating segments are:

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

5. Other, which comprises operations representing, individually, less than 10% of the Company’s consolidated revenues and operating profit. These include the Company’s operations in Asia Pacific, the financial services component of Ness IBS, NessPRO Spain and the recently acquired NessPRO Italy (formerly Selesta Italia) and NessPRO Thailand (formerly AIM).

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

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment Reporting  – (continued)

The table below presents financial information for the Company’s five reportable segments. Prior period data is presented on a pro forma basis, as the Company was not organized into SFAS 131 operating segments at that time.

	Year Ended December 31, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
Revenues from external customers	$105,139	$57,383	$126,886	$203,396	$69,498	—	$562,302
Operating income	$8,272	$7,035	$10,212	$(3,189)	$6,199	$(12,967)	$15,562
Financial expenses, net							(30)
Other expenses, net							(817)
Income before taxes on income							$14,715
Depreciation and amortization	$3,271	$538	$2,243	$4,421	$1,767	$1,332	$13,572
Expenditure for segments assets	$1,784	$719	$1,964	$1,327	$1,685	$4,084	$11,563
Segment assets	$96,662	$80,084	$160,658	$207,066	$136,854	$11,695	$693,019

	Year Ended December 31, 2006
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
Revenues from external customers	$93,359	$56,391	$98,081	$190,009	$36,478	—	$474,318
Operating income	$11,139	$6,929	$7,955	$14,154	$650	$(7,216)	$33,611
Financial expenses, net							(1,280)
Other income, net							348
Gain on sale of investment at cost							5,001
Income before taxes on income							$37,680
Depreciation and amortization	$2,527	$186	$2,814	$4,752	$1,502	$380	$12,161
Expenditure for segments assets	$3,070	$822	$1,981	$5,325	$1,878	$148	$13,224
Segment assets	$96,577	$60,441	$109,067	$205,059	$53,498	$16,494	$541,136

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment Reporting  – (continued)

	Year Ended December 31, 2005
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
Revenues from external customers	$80,544	$44,200	$74,032	$168,234	$18,426	—	$385,436
Operating income	$7,927	$5,617	$7,324	$13,148	$324	$(7,900)	$26,440
Financial expenses, net							(1,521)
Other expenses, net							(243)
Income before taxes on income							$24,676
Depreciation and amortization	$2,693	$107	$1,331	$3,074	$100	$462	$7,767
Expenditure for segments assets	$2,861	$119	$743	$4,012	$88	$98	$7,921

The Company’s total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the years ended December 31, 2005, 2006 and 2007 and long-lived assets as of December 31, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
Revenues from sales to unaffiliated customers:
Israel	$200,120	$227,992	$250,388
North America	91,045	125,277	134,800
Europe	74,845	104,376	151,454
Asia and the Far East	19,426	16,673	25,660
	$385,436	$474,318	$562,302

	December 31,
	2006	2007
Long-lived assets:
Israel	$111,634	$121,833
North America	81,755	97,669
Europe	34,567	84,296
Asia and the Far East	10,377	10,729
	$238,333	$314,527

NESS TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Selected Data

a. Selected statements of operations data:

	Year Ended December 31,
	2005	2006	2007
Financial expenses, net:
Financial expenses:
Interest on short-term loans and bank credit	$(1,263)	$(1,588)	$(1,345)
Interest on long-term bank loans	(1,942)	(1,343)	(688)
Foreign currency exchange losses, net	(221)	(421)	—
	(3,426)	(3,352)	(2,033)
Financial income:
Foreign currency exchange gain, net	—	—	353
Gain from sale of marketable securities	30	128	—
Interest on short-term bank deposits	1,875	1,944	1,650
	1,905	2,072	2,003
	$(1,521)	$(1,280)	$(30)

b. Selected other data:

	Balance at Beginning of Period	Provision for Doubtful Accounts, Net of Recoveries	Write-off of Previously Provided Accounts	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2007 Allowance for doubtful accounts*)	$2,812	$2,717	$(2,602)	$218	$3,145
Year Ended December 31, 2006 Allowance for doubtful accounts	$2,320	$1,025	$(476)	$(57)	$2,812
Year Ended December 31, 2005 Allowance for doubtful accounts	$2,154	$955	$(720)	$(69)	$2,320

*)	Does not include the write-off of the trade receivables in connection with the arbitration settlement described in Note 10b(1).

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. 2007 Stock Option Plan.
+10.10(3)	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+10.11(3)	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+10.12(5)	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.14	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.15(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.16(6)	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruska.
+10.17(7)	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation).
+10.18	Bonus Agreement, dated as of April 1, 2007, between Ness AT Ltd. and Shachar Efal (English translation).
+10.19(8)	Offer letter, dated as of December 1, 1999, from Apar Infotech Corporation to Shashank Samant.
+10.20(8)	Addendum to Employment Agreement, effective as of January 1, 2006, between Ness USA, Inc. and Shashank Samant.
+10.21(3)	Amended and Restated Employment Agreement, effective as of June 1, 2001, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.22(3)	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2004, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.
+10.23(8)	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant, Raviv Zoller and Ness Technologies Israel Ltd.

Exhibit Number	Description
+10.24(6)	Separation and Release Agreement, dated as of March 12, 2007, between the Registrant and Raviv Zoller.
+10.25(9)	Employment Agreement, dated as of April 21, 2005, between the Registrant and Ytzhak Edelman.
+10.26(8)	Amendment to Employment Agreement, effective as of January 1, 2006, between the Registrant and Ytzhak Edelman.
+10.27	Termination of Employment Agreement, dated as of June 28, 2007, between the Registrant and Ytzhak Edelman.
10.28(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24(3)	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on May 10, 2006.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 16, 2005.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.