Form 10-Q
period 2008-03-31
NESS TECHNOLOGIES INC
filed 2008-05-12
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, 39,214,164 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets – December 31, 2007 and March 31, 2008 (Unaudited)	3
Condensed Consolidated Statements of Income – Three months ended March 31, 2007 and 2008 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2007 and 2008 (Unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements – March 31, 2008 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Overview	16
Recent Developments	17
Consolidated Results of Operations	17
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007	18
Results by Business Segment	20
Liquidity and Capital Resources	21
Forward-Looking Statements and Risk Factors	23
Item 3. Quantitative and Qualitative Disclosure about Market Risk	23
Item 4. Controls and Procedures	24
Evaluation of Disclosure Controls and Procedures	24
Changes in Internal Control	24

PART II – OTHER INFORMATION	25

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities.	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,097	$65,783
Restricted cash	602	—
Short-term bank deposits	2,361	4,520
Trade receivables (net of allowance for doubtful accounts of $3,145 and $3,185 at December 31, 2007 and March 31, 2008, respectively)	184,074	182,055
Unbilled receivables	38,211	47,179
Other accounts receivable and prepaid expenses	31,677	34,552
Work-in-progress	2,563	2,748

Total current assets	302,585	336,837

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	8,014	8,122
Investments at cost	564	616
Unbilled receivables	8,919	9,483
Deferred income taxes, net	7,806	13,052
Severance pay fund	49,731	52,809
Property and equipment, net	34,072	36,518
Intangible assets, net	17,011	16,677
Goodwill	263,444	272,246

Total long-term assets	389,561	409,523

Total assets	$692,146	$746,360

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	March 31,
	2007	2008
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$2,819	$11,009
Current maturities of long-term debt	1,662	2,930
Trade payables	54,964	54,891
Advances from customers and deferred revenues	29,119	35,355
Other accounts payable and accrued expenses	120,661	107,265

Total current liabilities	209,225	211,450

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	47,191	72,203
Other long-term liabilities	4,864	5,557
Deferred income taxes	2,228	2,053
Accrued severance pay	57,465	59,846

Total long-term liabilities	111,748	139,659

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2007 and at March 31, 2008; Issued and outstanding: 39,196,908 shares at December 31, 2007 and 39,213,624 shares at March 31, 2008	392	392
Additional paid-in capital	322,716	323,690
Accumulated other comprehensive income	24,594	40,804
Retained earnings	23,471	30,365

Total stockholders’ equity	371,173	395,251

Total liabilities and stockholders’ equity	$692,146	$746,360

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2007	2008
	(Unaudited)

Revenues	$125,778	$159,732
Cost of revenues (*)	89,676	114,390

Gross profit	36,102	45,342

Operating expenses:
Selling and marketing (*)	9,472	13,208
General and administrative (*)	19,914	22,105

Total operating expenses	29,386	35,313

Operating income	6,716	10,029
Financial income (expenses), net	389	(1,416)
Other income, net	6	—

Income before taxes on income	7,111	8,613
Taxes on income	1,396	1,719

Net income	$5,715	$6,894

Basic net earnings per share	$0.15	$0.18

Diluted net earnings per share	$0.15	$0.18

(*) Includes stock-based compensation, as follows:

	Three months ended March 31,
	2007	2008
	(Unaudited)
Cost of revenues.	$85	$81
Selling and marketing	22	56
General and administrative	269	754

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2007	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$5,715	$6,894
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation-related expenses	376	891
Currency fluctuation of long-term debt	19	5
Depreciation and amortization	2,942	4,118
Arbitration settlement	—	(9,452)
Loss on sale of property and equipment	21	19
Decrease in trade receivables, net	2,140	12,146
Increase in unbilled receivables	(10,799)	(5,515)
Increase in other accounts receivable and prepaid expenses	(3,601)	(1,948)
Decrease (increase) in work-in-progress	185	(1)
Decrease (increase) in long-term prepaid expenses	(974)	128
Deferred income taxes, net	621	1,667
Decrease in trade payables	(4,988)	(3,412)
Increase in advances from customers and deferred revenues	7,283	3,658
Increase in other long-term liabilities	—	428
Increase (decrease) in other accounts payable and accrued expenses	393	(6,472)
Decrease in accrued severance pay, net	(123)	(1,243)

Net cash provided by (used in) operating activities	(790)	1,911

Cash flows from investing activities:
Proceeds from sale of cost investment	1,866	—
Investment in short-term bank deposits, net	(1,587)	(1,626)
Proceeds from sale of property and equipment	54	47
Purchase of property and equipment and capitalization of software developed for internal use	(2,564)	(3,504)

Net cash used in investing activities	(2,231)	(5,083)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2007	2008
	(Unaudited)
Cash flows from financing activities:
Exercise of options	$1,299	$142
Dividend to former shareholder of an acquired subsidiary	—	(5,714)
Short-term bank loans and credit, net	(1,346)	7,196
Proceeds from long-term debt	—	24,961
Principal payments of long-term debt	(1,452)	(1,457)

Net cash provided by (used in) financing activities	(1,499)	25,128

Effect of exchange rate changes on cash and cash equivalents	349	730

Increase (decrease) in cash and cash equivalents	(4,171)	22,686
Cash and cash equivalents at the beginning of the period	46,675	43,097

Cash and cash equivalents at the end of the period	$42,504	$65,783

Non-cash activity

Mark-to-market of foreign exchange forward contracts and interest rate swap	$—	$724

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

We are a global provider of information technology (“IT”) services and solutions designed to help clients improve their competitiveness and effectiveness. Our portfolio of solutions and services consists of software product development, including both offshore and near-shore outsourcing; system integration, application development and consulting; and software distribution. The primary verticals we serve include high-tech companies and independent software vendors; financial services; defense, homeland security and government; life sciences and healthcare; and telecommunications and utilities.

Note 2: Significant Accounting Policies

a.	Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of income for the three months ended March 31, 2007 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2008, our consolidated results of operations and our consolidated cash flows for the three months ended March 31, 2007 and 2008.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2008.

Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

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

e.	Fair value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

Note 3: Acquisitions

a.	Goodwill

In the three month period ended March 31, 2008, we recorded additional goodwill of $8,802 related to translation adjustments of $13,704, offset by adjustments with respect to prior-year acquisitions of $4,902 primarily related to deferred tax assets recorded in connection with net operating losses carried forward from periods prior to the acquisitions.

b.	Restructuring-Related Provision

In connection with the acquisition of NessPRO Italy in September 2007, we recorded restructuring-related provisions of $2,554 related to a restructuring plan undertaken by NessPRO Italy prior to the acquisition. The restructuring cost consists of severance expense. Through March 31, 2008, payments in the aggregate amount of $581 were made in connection with the plan. As of March 31, 2008, the remaining accruals amount to $2,355, after adjusting for changes in foreign exchange rates.

Additionally, in December 2007, we initiated a plan to exit certain activities at NessPRO Italy’s locations, and to involuntarily terminate certain of NessPRO Italy’s employees to improve efficiencies in operations, resulting in restructuring costs. These costs were recognized as assumed liabilities in the allocation of the purchase price and have resulted in an increase to goodwill. The restructuring costs consisted of severance expense in the amount of $3,367 and termination of leased facilities in the amount of $170. Through March 31, 2008, payments in the aggregate amount of $1,375 were made in connection with the plan. As of March 31, 2008, the remaining accruals amount to $2,661, after adjusting for changes in foreign exchange rates. The restructuring charges recorded are based on a restructuring plan that has been committed to by management. The restructuring costs may change as management executes the plan.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

c.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three months ended March 31, 2007 as if the 2007 acquisitions of NessPRO Thailand, NessPRO Italy, MS9 and FMC had occurred on January 1, 2007, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

Three months ended March 31, 2007
(unaudited)

Revenues	$139,646
Net income	$5,462

Earnings per share:
Basic	$0.14
Diluted	$0.14

Note 4: Accounting for stock-based compensation

During the three months ended March 31, 2008, we granted options to purchase 300,000 shares of our Common Stock under our 2007 Stock Option Plan at an exercise price of $12.00 per share and a fair value of $1.51 per share. The options vest in accordance with length of service.

During the three months ended March 31, 2008, we extended the term of 170,709 options previously granted to our Chairman of the Board to August 31, 2008. Our results of operations include expenses of $90 related to this modification.

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

	Black-Scholes		Monte Carlo
	Three months ended March 31,		Three months ended March 31,
	2007	2008	2007

Dividend yield	0%	0%	0%
Expected volatility	31%	31%	29 – 31%
Risk-free interest	4.63%	2.23%	4.61 – 4.95%
Expected life (in years)	2	3	N/A

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

As of March 31, 2008, options to purchase 5,365,956 shares were outstanding with a weighted average exercise price of $11.91 per share and options to purchase 676,994 shares were available for future grants.

As of March 31, 2008, approximately $5,116 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a period of 2.75 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2008 does not consider the effect of stock options that may be issued in subsequent periods.

Note 5: Derivatives

During the three months ended March 31, 2008 we entered into an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt, which qualifies as a cash flow hedge in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Our interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates. At March 31, 2008, the notional amount of interest rate swap we entered into was $12,000. The fair value of the interest rate swap at March 31, 2008 was a liability of $200. There was no ineffectiveness related to this derivative for the three months ended March 31, 2008, with all unrealized losses, representing $200, being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at March 31, 2008 as the interest rate swap expires in November 30, 2012.

During the three months ended March 31, 2008 we entered into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee. These transactions are designated as cash flow hedges, in accordance with SFAS 133. At March 31, 2008, the notional amount of foreign exchange forward contracts we entered into was $46,600. The fair value of the foreign exchange forward contracts at March 31, 2008 was a liability of $524. There was no ineffectiveness related to these foreign exchange forward contracts for the three months ended March 31, 2008, with all unrealized losses, representing $524, being deferred in accumulated other comprehensive income.

We determined that foreign exchange forward contracts be considered Level 1 measurements according to SFAS 157, as they are traded in active markets for identical assets or liabilities, while interest rate swaps be considered Level 2. For Level 2 derivatives, we use observable inputs other than quoted prices for the asset. The Level 2 derivative positions are primarily valued using standard models that use as their bases readily observable market parameters.

Note 6: Long-term and Short-term Loans

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of $5.9 million, denominated in New Israeli Shekels, from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. In March 2008, we also obtained a long-term loan in the amount of €12.0 million, or $19.0 million, from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate, paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on similar terms.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 7: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2007 and March 31, 2008, is $41,161 and $46,142, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment and goodwill.

Note 8: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended March 31,
	2007	2008
	(Unaudited)
Net income	$5,715	$6,894
Foreign currency translation adjustments, net	2,852	16,934
Unrealized losses on foreign exchange forward contracts and interest rate swap	—	(724)
Comprehensive income	$8,567	$23,104

b.	Option exercises:

In the three months ended March 31, 2008, a total of 16,716 options were exercised into common stock for aggregate consideration of $142.

Note 9: Segment Reporting

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

Our operating segments are:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

1. Ness North America (Ness NA), which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: high-tech, independent software vendors, life sciences and healthcare and others.

2. Technologies & Systems Group (TSG), which includes system integration and application development, real-time systems development, consulting and outsourcing services for the defense, government and homeland security vertical, as well as systems for the telecommunications vertical.

3. Ness Europe, which includes system integration and application development, outsourcing and software and consulting for Eastern European and Western European customers, including near-shore services from Eastern Europe for Western European customers. Verticals served by this segment are: telecommunications and utilities, financial services, public sector and others.

4. Ness Israel, which includes system integration and application development, outsourcing, software and consulting and quality assurance and training for customers in Israel within the following verticals: financial services, government, life sciences and healthcare, manufacturing, retail, transportation and others.

5. Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include the financial services component of Ness IBS; NessPRO Italy, NessPRO Spain and NessPRO Thailand; and our operations in Asia Pacific.

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

The table below presents financial information for our five reportable segments:

	Three months ended March 31, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$26,101	$14,153	$22,874	$50,600	$12,050	—	$125,778
Operating income (loss)	$2,003	$2,370	$1,451	$3,089	$593	$(2,790)	$6,716
Financial income, net							389
Other income, net							6
Income before taxes on income							$7,111

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended March 31, 2008
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$27,067	$16,538	$40,160	$51,302	$24,665	—	$159,732
Operating income (loss)	$1,095	$2,215	$4,483	$4,694	$(212)	$(2,246)	$10,029
Financial expense, net							(1,416)
Income before taxes on income							$8,613

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three months ended March 31, 2007 and 2008, and long-lived assets as of December 31, 2007 and March 31, 2008:

	Three months ended March 31,
	2007	2008
	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$60,633	$60,523
North America	34,388	41,914
Europe	25,301	50,231
Asia and the Far East	5,456	7,064
	$125,778	$159,732

	December 31, 2007	March 31, 2008
		(Unaudited)
Long-lived assets:
Israel	$121,833	$132,330
North America	97,669	97,253
Europe	84,296	85,189
Asia and the Far East	10,729	10,669
	$314,527	$325,441

Note 10: Income Taxes

As of March 31, 2008 the total amount of unrecognized tax benefits was $2,334, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $310 at March 31, 2008. During the three months ended March 31, 2008, we recorded $67 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of March 31, 2008 was as follows:

Balance as of January 1, 2008	$1,906
Increases related to prior-year tax positions	428
Balance as of March 31, 2008	$2,334

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The amount of income taxes we pay is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. We perform a comprehensive review of our global tax positions on a quarterly basis and accrue amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from current estimates.

The effective tax rate used in computing the provision for income taxes is based on our projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory tax rate is due primarily to foreign tax holidays, foreign subsidiaries with different tax rates and non-deductible expenses.

Note 11: Basic and Diluted Net Earnings per Share

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended March 31,
	2007	2008
	(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$5,715	$6,894

Denominator:
Weighted average number of shares of common stock	38,872	39,201
Effect of dilutive securities:
Employee stock options and warrants	463	141
Denominator for diluted net earnings per share - weighted average assuming exercise of options	39,335	39,342

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 710,955 and 4,792,299 for the three months ended March 31, 2007 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 17, 2008, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

Our revenues increased to $159.7 million for the three months ended March 31, 2008, from $125.8 million for the three months ended March 31, 2007. Net income increased to $6.9 million for the three months ended March 31, 2008 from $5.7 million for the three months ended March 31, 2007.

Our financial results for the three months ended March 31, 2008 were affected by the rapid weakening of the U.S. dollar against the New Israeli Shekel, the Euro and other relevant European currencies. The dollar weakened by an average of approximately 8% against the New Israeli Shekel and by an average of approximately 3% against the Euro and other European currencies in the three months ended March 31, 2008 compared to the three months ended December 31, 2007. We estimate that our revenues were $5.3 million higher in the three months ended March 31, 2008, and our operating income was $0.6 million lower, as a result of changes in foreign currency exchange rates versus their average rates for the three months ended December 31, 2007, with a corresponding lowering of our operating margin.

The dollar weakened by an average of 14% against the New Israeli Shekel, by an average of 10% against the India Rupee and by an average of 13% against the Euro and other relevant European currencies in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We estimate that our revenues were $12.3 million higher in the three months ended March 31, 2008, and our operating income was $2.2 million lower, as a result of changes in foreign currency exchange rates versus at their average rates in the three months ended March 31, 2007, with a corresponding lowering of our operating margin.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2008, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 31% of our revenues. For the three months ended March 31, 2008, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 8%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2008.

Our backlog as of March 31, 2008 was $791 million compared to $631 million as of March 31, 2007. This $160 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three months ended March 31, 2008, the percentage of our revenues derived from clients in Israel was 38%; in North America, 26%; in Europe, 31%; and in Asia and the Far East, 4%.

As of March 31, 2008, we had approximately 7,800 employees, including approximately 6,820 IT professionals. Of the 7,800 employees, approximately 2,760 were in Israel, 2,725 were in India, 1,330 were in Europe, 595 were in North America and 390 were in the Asia Pacific region.

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2007	2008
Revenues	100.0%	100.0%
Cost of revenues	71.3	71.6
Gross profit	28.7	28.4

Operating expenses:
Selling and marketing	7.5	8.3
General and administrative	15.8	13.8
Total operating expenses	23.4	22.1

Operating income	5.3	6.3
Financial income (expenses), net	0.3	(0.9)
Other income, net	0.0	—
Income before taxes on income	5.7	5.4

Taxes on income	1.1	1.1
Net income	4.5	4.3

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase
	2007	2008	$	%
Revenues	$125,778	$159,732	33,954	27.0
Cost of revenues	89,676	114,390	24,714	27.6
Gross profit	$36,102	$45,342	9,240	25.6
Gross margin	28.7%	28.4%

Revenues

Our revenues increased from $125.8 million in the three months ended March 31, 2007 to $159.7 million in the three months ended March 31, 2008, representing an increase of $34.0 million, or 27.0%. Approximately $15.5 million of the increase was attributable to acquisitions. Of the remaining $18.5 million, $10.7 million represents growth in our Ness Europe operating segment, $7.5 million represents growth in our Ness Israel operating segment and $7.1 million represents growth in our Ness North America, TSG and “Other” operating segments, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $6.8 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $89.7 million in the three months ended March 31, 2007 to $114.4 million in the three months ended March 31, 2008, representing an increase of $24.7 million, or 27.6%. Approximately $11.1 million of this increase was attributable to acquisitions, and $13.6 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $36.1 million in the three months ended March 31, 2007 to $45.3 million in the three months ended March 31, 2008, representing an increase of $9.2 million, or 25.6%. Approximately $4.4 million of the increase was attributable to acquisitions, and $4.8 million was related to our other revenue growth. Gross margin for the three months ended March 31, 2008 was 28.4%, compared to 28.7% in the three months ended March 31, 2007. This decrease in gross margin was not significant.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase
	2007	2008	$	%
Selling and marketing	$9,472	$13,208	3,736	39.4
General and administrative	19,914	22,105	2,191	11.0
Total operating expenses	29,386	35,313	5,927	20.2
Operating income	$6,716	$10,029	3,313	49.3

Selling and marketing

Selling and marketing expenses increased from $9.5 million in the three months ended March 31, 2007 to $13.2 million in the three months ended March 31, 2008, representing an increase of $3.7 million, or 39.4%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $2.4 million.

General and administrative

General and administrative expenses increased from $19.9 million in the three months ended March 31, 2007 to $22.1 million in the three months ended March 31, 2008, representing an increase of $2.2 million, or 11.0%. This increase was due primarily to acquisitions, representing $2.2 million.

Operating Income

Operating income increased from $6.7 million in the three months ended March 31, 2007 to $10.0 million in the three months ended March 31, 2008, representing an increase of $3.3 million, or 49.3%. The major factors contributing to this increase were the growth in operating income of our Ness Europe and Ness Israel operating segments, representing $3.0 million and $1.6 million, respectively, and a decrease in unallocated expenses, representing $0.5 million, offset by a decrease in operating income of our Ness North America, TSG and “Other” operating segments, together representing $1.9 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2007	2008	$	%
Operating income	$6,716	$10,029	3,313	49.3
Financial income (expenses), net	389	(1,416)	(1,805)	N/A
Other income, net	6	—	(6)	(100.0)
Income before taxes on income	7,111	8,613	1,502	21.1
Taxes on income	1,396	1,719	323	23.1
Net income	$5,715	$6,894	1,179	20.6

Financial income (expenses), net

Financial income (expenses), net, changed from income of $0.4 million in the three months ended March 31, 2007 to expenses of $1.4 million in the three months ended March 31, 2008, representing a change of $1.8 million. The change resulted primarily from an increase in interest expense related to new debt obtained for the purpose of financing acquisitions, representing $0.8 million, unfavorable foreign currency exchange effects, representing $0.7 million and a decrease in interest income resulting from lower interest rates, representing $0.2 million. Our average net cash changed from $36.3 million in the three months ended March 31, 2007 to ($15.6) million in the three months ended March 31, 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during the three months ended March 31, 2008.

Other income, net

Other income, net decreased from income of $6,000 in the three months ended March 31, 2007 to zero in the three months ended March 31, 2008. This change was not significant.

Taxes on income

Our taxes on income increased from $1.4 million in the three months ended March 31, 2007 to $1.7 million in the three months ended March 31, 2008, representing an increase of $0.3 million, or 23.1%. This increase was due primarily to the increase in our taxable income. Our effective tax rate in the three months ended March 31, 2008 was 20.0%, compared to 19.6% in the three months ended March 31, 2007.

Net Income

Net income increased from $5.7 million in the three months ended March 31, 2007 to $6.9 million in the three months ended March 31, 2008, representing an increase of $1.2 million, or 20.6%. The increase in net income was due primarily to our increase in operating income of $3.3 million, partially offset by our change from financial income to financial expenses, representing $1.8 million, and our increase in taxes, representing $0.3 million.

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

Our operating segments are:

1.
Ness North America, which includes India-based offshore services as well as system integration and application development and consulting services. Verticals served by this segment are: high-tech, independent software vendors, life sciences and healthcare and others.

2.
Technologies & Systems Group, which includes system integration and application development, real-time systems development, consulting and outsourcing services for the defense, government and homeland security vertical, as well as systems for the telecommunications vertical.

3.
Ness Europe, which includes system integration and application development, outsourcing and software and consulting for Eastern European and Western European customers, including near-shore services from Eastern Europe for Western European customers. Verticals served by this segment are: telecommunications and utilities, financial services, public sector and others.

4.
Ness Israel, which includes system integration and application development, outsourcing, software and consulting and quality assurance and training for customers in Israel within the following verticals: financial services, government, life sciences and healthcare, manufacturing, retail, transportation and others.

5.
Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include the financial services component of Ness IBS; NessPRO Italy, NessPRO Spain and NessPRO Thailand; and our operations in Asia Pacific.

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

The table below presents financial information for our five reportable segments (dollars in thousands):

	Three months ended March 31,
	2007	2008
Segment Data:	(unaudited)

Revenues from external customers:
Ness North America	$26,101	$27,067
Technologies & Systems Group (TSG)	14,153	16,538
Ness Europe	22,874	40,160
Ness Israel	50,600	51,302
Other	12,050	24,665
	$125,778	$159,732
Operating Income (Loss):
Ness North America	$2,003	$1,095
Technologies & Systems Group (TSG)	2,370	2,215
Ness Europe	1,451	4,483
Ness Israel	3,089	4,694
Other	593	(212)
Unallocated Expenses	(2,790)	(2,246)
	$6,716	$10,029

Liquidity and Capital Resources

Overview

As of March 31, 2008, we had cash and cash equivalents and short-term bank deposits of $70.3 million compared to $46.1 million as of December 31, 2007. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2007	2008
Net cash provided by (used in) operating activities	$(790)	$1,911
Net cash used in investing activities	(2,231)	(5,083)
Net cash provided by (used in) financing activities	(1,499)	25,128
Effect of exchange rate changes on cash and cash equivalents	349	730
Increase (decrease) in cash and cash equivalents	(4,171)	22,686
Cash and cash equivalents at the beginning of the period	46,675	43,097
Cash and cash equivalents at the end of the period	$42,504	$65,783

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net cash provided by operating activities was $1.9 million in the three months ended March 31, 2008, compared to net cash used of $0.8 million in the three months ended March 31, 2007. The major factors contributing to the change were an improvement in our cash collection efforts, representing $10.0 million, and a smaller decrease in accounts payable, representing $1.6 million, offset by a $9.5 million payment made in the three months ended March 31, 2008 in respect of an arbitration settlement with a former customer provided for in the fourth quarter of 2007.

Net cash used in investing activities was $5.1 million in the three months ended March 31, 2008, compared with $2.2 million in the three months ended March 31, 2007. The major factors contributing to the increase were an increase in purchase of property and equipment, representing $0.9 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion in the three months ended March 31, 2007 for which there was no corresponding amount in the three months ended March 31, 2008, representing $1.9 million.

Net cash provided by financing activities was $25.1 million in the three months ended March 31, 2008, compared with net cash used of $1.5 million in the three months ended March 31, 2007. The change was primarily due to proceeds from new long-term bank loans, representing $25.0 million, and net proceeds from short-term bank credit in the three months ended March 31, 2008 compared to net repayment of short-term bank credit in the three months ended March 31, 2007, representing $8.5 million, partially offset by a dividend paid to former shareholders of an acquired subsidiary, representing $5.7 million, and a reduction in proceeds from the exercise of options, representing $1.2 million.

The effect of exchange rate changes on cash and cash equivalents was $0.7 million in the three months ended March 31, 2008, compared to $0.3 million in the three months ended March 31, 2007. The change was primarily due to the effect of translation adjustments on cash and cash equivalent held by our European subsidiaries.

Long-term and Short-term Debt

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of $5.9 million, denominated in New Israeli Shekels, from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. Long-term loans obtained by this Israeli subsidiary contain covenants, which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary; and which place limitations on merging or transferring assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of March 31, 2008, we were in compliance with these covenants.

In March 2008, we obtained a long-term loan in the amount of €12.0 million, or $19.0 million, from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on similar terms. The long-term loan and prior long-term loans contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging or transferring assets. As of March 31, 2008, we were in compliance and expect to remain in compliance with these covenants. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

At March 31, 2008, our non-Israeli subsidiaries had short-term borrowings denominated in Euros aggregating to $5.5 million with a weighted average interest rate of 7.83%.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the consolidated financial statements presented in our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first three months of 2008.

Contractual Obligations

As of March 31, 2008, except for the short-term and long-term loans obtained in March 2008 as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008. Ness is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of such changes, new information, subsequent events or otherwise.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have direct operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies, Euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Our earnings are predominantly affected by fluctuations in the value of the U.S. dollar as compared to the Indian Rupee and the New Israeli Shekel.

An increase of 10% in the value of the Indian Rupee relative to the U.S. dollar in the first quarter of 2008 would have resulted in a decrease in the U.S. dollar reporting value of our operating income in the first quarter of 2008 by $1.6 million, while a decrease of 10% in the value of the Indian Rupee relative to the U.S. dollar in the first quarter of 2008 would have resulted in an increase in the U.S. dollar reporting value of our operating income in the first quarter of 2008 by $1.5 million. An increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first quarter of 2008 would have resulted in a decrease in the U.S. dollar reporting value of our operating income in the first quarter of 2008 by $0.7 million, while a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first quarter of 2008 would have resulted in an increase in the U.S. dollar reporting value of our operating income in the first quarter of 2008 by $0.6 million.

In order to reduce the effect of such movements on our earnings, we entered into certain foreign exchange forward contracts to hedge our exposure against the Indian Rupee. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

During the three months ended March 31, 2008 we entered into an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt. Our interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates.

Other than as described above, we do not engage in trading market-risk instruments or purchase hedging or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk, nor have we purchased options or entered into swaps or forward or futures contracts, nor do we use derivative financial instruments for speculative trading purposes.

In the future, we may be subject to interest rate risk on our investments and loans, which would affect their carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

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

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ ISSACHAR GERLITZ
Issachar Gerlitz
Chief Executive Officer, President, Director
(Principal executive officer)

Date: May 12, 2008	By:	/s/ OFER SEGEV
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