Form 10-Q
period 2008-06-30
NESS TECHNOLOGIES INC
filed 2008-08-07
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 39,243,175 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Consolidated Balance Sheets – December 31, 2007 and June 30, 2008 (Unaudited)	3
Consolidated Statements of Income – Three and six months ended June 30, 2007 and 2008 (Unaudited)	5
Consolidated Statements of Cash Flows – Six months ended June 30, 2007 and 2008 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – June 30, 2008 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Overview	17
Recent Developments	18
Consolidated Results of Operations	19
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007	19
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007	21
Results by Business Segment	23
Liquidity and Capital Resources	25
Forward-Looking Statements and Risk Factors	27
Item 3. Quantitative and Qualitative Disclosure about Market Risk	27
Item 4. Controls and Procedures	28
Evaluation of Disclosure Controls and Procedures	28
Changes in Internal Control	28

PART II – OTHER INFORMATION	29

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities.	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,097	$64,467
Restricted cash	602	—
Short-term bank deposits	2,361	206
Trade receivables (net of allowance for doubtful accounts of $3,145 and $3,270 at December 31, 2007 and June 30, 2008, respectively)	182,281	196,527
Unbilled receivables	37,634	46,825
Other accounts receivable and prepaid expenses	31,249	33,105
Work-in-progress	2,563	5,065

Total current assets	299,787	346,195

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	8,014	8,230
Investments at cost	564	655
Unbilled receivables	8,919	11,860
Deferred income taxes, net	7,806	12,949
Severance pay fund	49,731	56,573
Property and equipment, net	34,072	37,442
Intangible assets, net	17,011	15,147
Goodwill	263,444	284,643

Total long-term assets	389,561	427,499

Total assets	$689,348	$773,694

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	June 30,
	2007	2008
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$2,819	$8,026
Current maturities of long-term debt	1,662	3,084
Trade payables	54,536	60,757
Advances from customers and deferred revenues	27,297	39,122
Other accounts payable and accrued expenses	120,113	111,055

Total current liabilities	206,427	222,044

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	47,191	72,024
Other long-term liabilities	4,864	5,808
Deferred income taxes	2,228	1,855
Accrued severance pay	57,465	63,377

Total long-term liabilities	111,748	143,064

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2007 and at June 30, 2008; Issued and outstanding: 39,196,908 shares at December 31, 2007 and 39,217,128 shares at June 30, 2008	392	392
Additional paid-in capital	322,716	324,304
Accumulated other comprehensive income	24,594	45,435
Retained earnings	23,471	38,455

Total stockholders’ equity	371,173	408,586

Total liabilities and stockholders’ equity	$689,348	$773,694

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Revenues	$125,762	$170,586	$251,540	$330,318
Cost of revenues (*)	89,677	117,995	179,353	232,385

Gross profit	36,085	52,591	72,187	97,933

Operating expenses:
Selling and marketing (*)	9,293	14,538	18,765	27,746
General and administrative (*)	21,367	26,817	41,281	48,922

Total operating expenses	30,660	41,355	60,046	76,668

Operating income	5,425	11,236	12,141	21,265
Financial income (expenses), net	(74)	(1,032)	315	(2,448)
Other expenses, net	(62)	—	(56)	—

Income before taxes on income	5,289	10,204	12,400	18,817
Taxes on income	1,126	2,114	2,522	3,833

Net income	$4,163	$8,090	$9,878	$14,984

Basic net earnings per share	$0.11	$0.21	$0.25	$0.38

Diluted net earnings per share	$0.11	$0.21	$0.25	$0.38

(*) Includes stock-based compensation, as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Cost of revenues.	$—	$63	$85	$145
Selling and marketing	17	58	39	114
General and administrative	211	527	480	1,280

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2007	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$9,878	$14,984
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation-related expenses	604	1,539
Currency fluctuation of long-term debt	24	5
Depreciation and amortization	5,853	8,426
Arbitration settlement	—	(9,452)
Loss on sale of property and equipment	101	6
Excess tax benefits related to exercise of options	(308)	—
Decrease in trade receivables, net	1,153	4,364
Increase in unbilled receivables	(7,930)	(4,916)
Increase in other accounts receivable and prepaid expenses	(9,188)	(971)
Increase in work-in-progress	(883)	(2,094)
Decrease (increase) in long-term prepaid expenses	(771)	159
Deferred income taxes, net	454	3,674
Increase (decrease) in trade payables	(7,072)	268
Increase in advances from customers and deferred revenues	2,625	7,118
Increase in other long-term liabilities	—	341
Increase (decrease) in other accounts payable and accrued expenses	10	(6,811)
Decrease in accrued severance pay, net	(500)	(1,748)

Net cash provided by (used in) operating activities	(5,950)	14,892

Cash flows from investing activities:
Net cash paid for acquisition of a consolidated subsidiary	(2,495)	—
Proceeds from sale of cost investment	1,866	—
Additional payments in connection with acquisitions of subsidiaries in prior periods	(10,241)	(5,973)
Proceeds from maturity of short-term bank deposits	1,036	2,655
Proceeds from sale of property and equipment	222	102
Purchase of property and equipment and capitalization of software developed for internal use	(4,980)	(6,539)

Net cash used in investing activities	(14,592)	(9,755)

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2007	2008
	(Unaudited)
Cash flows from financing activities:
Exercise of options	$2,273	$165
Dividend to former shareholders of an acquired subsidiary	—	(10,048)
Excess tax benefits related to exercise of options	308	—
Short-term bank loans and credit, net	3,979	4,523
Proceeds from long-term debt	—	25,090
Principal payments of long-term debt	(2,069)	(1,972)

Net cash provided by financing activities	4,491	17,758

Effect of exchange rate changes on cash and cash equivalents	2,100	(1,525)

Increase (decrease) in cash and cash equivalents	(13,951)	21,370
Cash and cash equivalents at the beginning of the period	46,675	43,097

Cash and cash equivalents at the end of the period	$32,724	$64,467

Non-cash activity

Mark-to-market of foreign exchange forward contracts and interest rate swap	$—	$4,457

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

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

The accompanying consolidated balance sheet as of June 30, 2008, the consolidated statements of income for the three and six months ended June 30, 2007 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2008 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2008, our consolidated results of operations for the three and six months ended June 30, 2007 and 2008 and our consolidated cash flows for the six months ended June 30, 2007 and 2008.

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

Results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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
Notes to Interim Consolidated Financial Statements

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and which requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy into which these assets and liabilities must be grouped, based on significant levels of inputs, as follows:

Level 1 Quoted prices in active markets for identical assets or liabilities;

Level 2 Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3 Unobservable inputs, such as discounted cash flow models or valuations.

f.	Impact of recently issued accounting pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued Staff Accounting Bulletin No. 107 (“SAB 107”), in developing an estimate of the expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS 123(R), we elected to use the simplified method to estimate our expected term. We continue to use the simplified method as we have determined that sufficient data is not available to develop an estimate of the expected term based upon historical participant behavior.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our interim unaudited consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 3: Acquisitions

a.	Goodwill

In the six month period ended June 30, 2008, we recorded additional goodwill of $21,199 consisting of translation adjustments of $20,822 and adjustments with respect to prior-year acquisitions of $377. The $377 is primarily related to a dividend paid to former shareholders of an acquired subsidiary and to deferred tax assets recorded in connection with net operating losses carried forward from periods prior to the acquisitions.

b.	Restructuring-Related Provision

In connection with the acquisition of NessPRO Italy in September 2007, we recorded restructuring-related provisions of $2,554, using the exchange rate prevailing on the acquisition date, related to a restructuring plan undertaken by NessPRO Italy prior to the acquisition. The restructuring cost consists of severance expense. Through June 30, 2008, payments in the aggregate amount of $1,282 were made in connection with the plan. As of June 30, 2008, the remaining accruals amounted to $1,578, after adjusting for changes in foreign exchange rates.

Additionally, in December 2007, we initiated a plan to exit certain activities at NessPRO Italy’s locations, and to involuntarily terminate certain of NessPRO Italy’s employees to improve efficiencies in operations, resulting in restructuring costs. These costs were recognized as assumed liabilities in the allocation of the purchase price and have resulted in an increase to goodwill. The restructuring costs consisted of severance expense in the amount of $3,367 and termination of leased facilities in the amount of $170, using the exchange rate prevailing on the acquisition date. Through June 30, 2008, payments in the aggregate amount of $3,008 were made in connection with the plan. As of June 30, 2008, the remaining accruals amounted to $832, after adjusting for changes in foreign exchange rates. The restructuring charges recorded are based on a restructuring plan that has been committed to by management. The restructuring costs may change as management executes the plan.

c.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three and six months ended June 30, 2007 as if the 2007 acquisitions of NessPRO Thailand, NessPRO Italy, MS9 and FMC had occurred on January 1, 2007, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(unaudited)	(unaudited)

Revenues	$139,199	$278,845
Net income	$4,080	$9,542

Earnings per share:
Basic	$0.10	$0.24
Diluted	$0.10	$0.24

Note 4: Accounting for stock-based compensation

During the six months ended June 30, 2008, we granted options to purchase 435,000 shares of our Common Stock under our 2007 Stock Incentive Plan at an exercise price of $12.00 per share and a weighted average fair value of $1.69 per share. The options vest over the requisite service period of the award.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

During the six months ended June 30, 2008, we extended the term of 170,709 options previously granted to our Chairman of the Board to August 31, 2008. Our results of operations include expenses of $90 related to this modification.

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

	Black-Scholes				Monte Carlo
	Three months ended June 30,		Six months ended June 30,		Three and six months ended June 30,
	2007	2008	2007	2008	2007
	(unaudited)		(unaudited)		(unaudited)
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	31.3%	31.5%	31.28%	31.33%	29 - 31%
Risk-free interest	5.10%	2.82%	5.07%	2.38%	4.61 - 4.95%
Expected life (in years)	3.5	3.50	3.40	3.17	N/A

As of June 30, 2008, options to purchase 5,275,715 shares were outstanding with a weighted average exercise price of $11.89 per share and options to purchase 2,763,731 shares were available for future grants.

As of June 30, 2008, $4,691 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a period of three years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2008 does not consider the effect of stock options that may be issued in subsequent periods.

Note 5: Derivatives

During the six months ended June 30, 2008 we entered into an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt, which qualifies as a cash flow hedge in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Our interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates. At June 30, 2008, the notional amount of interest rate swap we entered into was $12,000. The fair value of the interest rate swap at June 30, 2008 was a liability of $133. There was no ineffectiveness related to this derivative for the six months ended June 30, 2008, with all unrealized losses, representing $133, being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at June 30, 2008 as the interest rate swap expires in November 30, 2012.

During the six months ended June 30, 2008 we entered into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee. These transactions are designated as cash flow hedges, in accordance with SFAS 133. At June 30, 2008, the notional amount of foreign exchange forward contracts we entered into was $58,450. The fair value of the foreign exchange forward contracts at June 30, 2008 was a liability of $4,324. There was no ineffectiveness related to these foreign exchange forward contracts for the six months ended June 30, 2008, with all unrealized losses, representing $4,324, being deferred in accumulated other comprehensive income.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

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

Note 6: Long-term and Short-term Loans

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of 21.0 million New Israeli Shekels (approximately $6.3 million at the exchange rate prevailing on June 30, 2008) from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. In March 2008, we also obtained a long-term loan in the amount of €12.0 million (approximately $18.9 million at the exchange rate prevailing on June 30, 2008) from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate, paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on substantially similar terms.

Note 7: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2007 and June 30, 2008, is $41,161 and $56,666, respectively. We do not hold collateral to support guarantees except when deemed necessary. Subsequent to the balance sheet date, the outstanding amount of guarantees was reduced by $2.8 million as a result of paying back this amount to a certain client of ours.

c.	Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our and our subsidiaries’ property and equipment and goodwill.

Note 8: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)

Net income	$4,163	$8,090	$9,878	$14,984
Foreign currency translation adjustments, net	(60)	8,364	2,793	25,298
Unrealized losses on foreign exchange forward contracts and interest rate swap	—	(3,733)	—	(4,457)
Comprehensive income	$4,103	$12,721	$12,671	$35,825

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Option exercises:

In the three and six months ended June 30, 2008, a total of 3,504 and 20,220 options, respectively, were exercised into common stock for aggregate consideration of $23 and $165, respectively.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The table below presents financial information for our five reportable segments:

	Three months ended June 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$26,313	$13,212	$24,350	$49,169	$12,718	—	$125,762
Operating income (loss)	$2,126	$1,404	$1,737	$2,557	$815	$(3,214)	$5,425
Financial expenses, net							(74)
Other expenses, net							(62)
Income before taxes on income							$5,289

	Three months ended June 30, 2008
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$30,595	$14,277	$44,930	$52,034	$28,750	—	$170,586
Operating income (loss)	$2,021	$894	$4,491	$4,962	$2,184	$(3,316)	$11,236
Financial expenses, net							(1,032)
Income before taxes on income							$10,204

	Six months ended June 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$52,414	$27,365	$47,224	$99,769	$24,768	—	$251,540
Operating income (loss)	$4,129	$3,774	$3,188	$5,646	$1,408	$(6,004)	$12,141
Financial income, net							315
Other expenses, net							(56)
Income before taxes on income							$12,400

	Six months ended June 30, 2008
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$57,662	$30,815	$85,090	$103,336	$53,415	—	$330,318
Operating income (loss)	$3,116	$3,109	$8,974	$9,656	$1,972	$(5,562)	$21,265
Financial expenses, net							(2,448)
Income before taxes on income							$18,817

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and six months ended June 30, 2007 and 2008, and long-lived assets as of December 31, 2007 and June 30, 2008:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$63,307	$59,979	$123,940	$120,502
North America	29,368	45,006	63,756	86,920
Europe	27,407	58,368	52,708	108,599
Asia and the Far East	5,680	7,233	11,136	14,297
	$125,762	$170,586	$251,540	$330,318

	December 31, 2007	June 30, 2008
		(Unaudited)
Long-lived assets:
Israel	$121,833	$140,118
North America	97,669	95,737
Europe	84,296	91,695
Asia and the Far East	10,729	9,683
	$314,527	$337,233

Note 10: Income Taxes

As of June 30, 2008 the total amount of unrecognized tax benefits was $2,550, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $344 at June 30, 2008. During the six months ended June 30, 2008, we recorded $20 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of June 30, 2008 was as follows:

Balance as of January 1, 2008	$1,906
Increases related to prior-year tax positions	644
Balance as of June 30, 2008	$2,550

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$4,163	$8,090	$9,878	$14,984

Denominator:
Weighted average number of shares of common stock	39,041	39,214	38,957	39,208
Effect of dilutive securities:
Employee stock options and warrants	273	212	368	255
Denominator for diluted net earnings per share - weighted average assuming exercise of options	39,314	39,426	39,325	39,462

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 1,081,955 and 4,670,562 for the three months ended June 30, 2007 and 2008, respectively, and 896,455 and 4,731,431 for the six months ended June 30, 2007 and 2008, respectively.

Note 12: Subsequent Events

On July 9, 2008, we signed a definitive agreement to sell our SAP sales and distribution division in Israel to SAP AG. Under the terms of the agreement, SAP AG will acquire from us selected assets related to the distribution, support and maintenance of SAP technology and solutions. The purchase price for these assets is €19.0 million (approximately $30 million), of which €13.0 million (approximately $20.5 million) is to be paid at closing and up to €6.0 million (approximately $9.5 million) is to be paid over the next two years, subject to the satisfaction of certain performance criteria for 2008 and 2009. The transaction is expected to close in the third quarter of 2008.

On July 30, 2008, we signed a share purchase agreement to acquire 100% of the shares of Logos a.s., a privately-held, Czech-based leading IT services and consulting company. The purchase price for these shares is 1,030,700,000 Czech Crowns (approximately $68 million). At closing, we will pay 502,800,000 Czech Crowns (approximately $33 million), and up to 527,900,000 Czech Crowns (approximately $35 million) over the next three years, subject to the satisfaction of certain revenue performance conditions for 2008, 2009 and 2010. The acquisition, which is subject to customary closing conditions, including the approval by the Czech Office for the Protection of Competition, is expected to close in the fourth quarter of 2008.

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

Our revenues increased to $170.6 million and $330.3 million for the three and six months ended June 30, 2008, from $125.8 million and $251.5 million for the three and six months ended June 30, 2007, respectively. Net income increased to $8.1 million and $15.0 million for the three and six months ended June 30, 2008 from $4.2 million and $9.9 million for the three and six months ended June 30, 2007, respectively.

The dollar weakened by an average of 16% and 15% against the New Israeli Shekel and by an average of 12% and 11% against the Euro and other relevant European currencies in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively. We estimate that our revenues were $20.0 million and $33.9 million higher in the three and six months ended June 30, 2008, and our operating income was $0.1 million and $2.4 million lower as a result of changes in foreign currency exchange rates versus their average rates for the three and six months ended June 30, 2007, respectively, with a corresponding lowering of our operating margin.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2008, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 32% and 30% of our revenues, respectively. For the three and six months ended June 30, 2008, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 5% and 6%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2008.

Our backlog as of June 30, 2008 was $799 million compared to $650 million as of June 30, 2007. This $148 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and six months ended June 30, 2008, the percentage of our revenues derived from clients in Israel was 35% and 36%, respectively; in Europe, 34% and 33%, respectively; in North America, 26% and 26%, respectively; and in Asia and the Far East, 4% and 4%, respectively.

As of June 30, 2008, we had approximately 7,840 employees, including approximately 6,825 IT professionals. Of the 7,840 employees, approximately 2,770 were in India, 2,715 were in Israel, 1,390 were in Europe, 585 were in North America and 380 were in the Asia Pacific region.

Recent Developments

On July 9, 2008, we signed a definitive agreement to sell our SAP sales and distribution division in Israel to SAP AG. Under the terms of the agreement, SAP AG will acquire from us selected assets related to the distribution, support and maintenance of SAP technology and solutions. The purchase price for these assets is €19.0 million (approximately $30 million), of which €13.0 million (approximately $20.5 million) is to be paid at closing and up to €6.0 million (approximately $9.5 million) is to be paid over the next two years, subject to the satisfaction of certain performance criteria for 2008 and 2009. The transaction is expected to close in the third quarter of 2008.

On July 30, 2008, we signed a share purchase agreement to acquire 100% of the shares of Logos a.s., a privately-held, Czech-based leading IT services and consulting company. For the fiscal year ended March 31, 2008, Logos generated revenues of €29.7 million and was profitable. The purchase price for these shares is 1,030,700,000 Czech Crowns (approximately $68 million). At closing, we will pay 502,800,000 Czech Crowns (approximately $33 million), and up to 527,900,000 Czech Crowns (approximately $35 million) over the next three years, subject to the satisfaction of certain revenue performance conditions for 2008, 2009 and 2010. The acquisition, which is subject to customary closing conditions, including the approval by the Czech Office for the Protection of Competition, is expected to close in the fourth quarter of 2008. The acquisition of Logos strengthens our already significant leadership position in Central and Eastern Europe, one of our fastest growing and most profitable geographies, and complements our strong position in the utilities, manufacturing and public sectors with a strong presence in the financial and telecom industries.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.3	69.2	71.3	70.4
Gross profit	28.7	30.8	28.7	29.6

Operating expenses:
Selling and marketing	7.4	8.5	7.5	8.4
General and administrative	17.0	15.7	16.4	14.8
Total operating expenses	24.4	24.2	23.9	23.2

Operating income	4.3	6.6	4.8	6.4
Financial income (expenses), net	(0.1)	(0.6)	0.1	(0.7)
Other expenses, net	0.0	—	0.0	—
Income before taxes on income	4.2	6.0	4.9	5.7

Taxes on income	0.9	1.2	1.0	1.2
Net income	3.3	4.7	3.9	4.5

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase
	2007	2008	$	%
Revenues	$125,762	$170,586	44,824	35.6
Cost of revenues	89,677	117,995	28,318	31.6
Gross profit	$36,085	$52,591	16,506	45.7
Gross margin	28.7%	30.8%

Revenues

Our revenues increased from $125.8 million in the three months ended June 30, 2007 to $170.6 million in the three months ended June 30, 2008, representing an increase of $44.8 million, or 35.6%. Approximately $21.4 million of the increase was attributable to acquisitions. Of the remaining $23.4 million, $12.3 million represents growth in our Ness Europe operating segment, $9.4 million represents growth in our Ness Israel operating segment and $8.3 million represents growth in our Ness North America, TSG and “Other” operating segments, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $6.6 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $89.7 million in the three months ended June 30, 2007 to $118.0 million in the three months ended June 30, 2008, representing an increase of $28.3 million, or 31.6%. Approximately $10.9 million of this increase was attributable to acquisitions, and $17.4 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $36.1 million in the three months ended June 30, 2007 to $52.6 million in the three months ended June 30, 2008, representing an increase of $16.5 million, or 45.7%. Approximately $10.4 million of the increase was attributable to acquisitions, and $6.1 million was related to our other revenue growth. Gross margin for the three months ended June 30, 2008 was 30.8%, compared to 28.7% in the three months ended June 30, 2007. This increase in gross margin was primarily due to the expansion of our NessPRO Global software product distribution business and the divestiture in January 2008 of our low-margin staff supplementation business in Israel.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase
	2007	2008	$	%
Selling and marketing	$9,293	$14,538	5,245	56.4
General and administrative	21,367	26,817	5,450	25.5
Total operating expenses	30,660	41,355	10,695	34.9
Operating income	$5,425	$11,236	5,811	107.1

Selling and marketing

Selling and marketing expenses increased from $9.3 million in the three months ended June 30, 2007 to $14.5 million in the three months ended June 30, 2008, representing an increase of $5.2 million, or 56.4%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $2.7 million, and special marketing events and campaigns in Israel and Europe, representing $1.0 million.

General and administrative

General and administrative expenses increased from $21.4 million in the three months ended June 30, 2007 to $26.8 million in the three months ended June 30, 2008, representing an increase of $5.5 million, or 25.5%. This increase was due primarily to acquisitions, representing $3.1 million, offset by management transition expenses in the three months ended June 30, 2007 for which there was no corresponding expense in the three months ended June 30, 2008, representing $0.8 million.

Operating Income

Operating income increased from $5.4 million in the three months ended June 30, 2007 to $11.2 million in the three months ended June 30, 2008, representing an increase of $5.8 million, or 107.1%. The major factors contributing to this increase were the growth in operating income of our Ness Europe, Ness Israel and our “Other” operating segments, representing $2.8 million, $2.4 million and $1.4 million, respectively, offset by a decrease in operating income of our Ness North America and TSG operating segments, together representing $0.6 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2007	2008	$	%
Operating income	$5,425	$11,236	5,811	107.1
Financial expenses, net	(74)	(1,032)	(958)	1,294.6
Other expenses, net	(62)	—	62	(100.0)
Income before taxes on income	5,289	10,204	4,915	92.9
Taxes on income	1,126	2,114	988	87.7
Net income	$4,163	$8,090	3,927	94.3

Financial expenses, net

Financial expenses, net, increased from $0.1 million in the three months ended June 30, 2007 to $1.0 million in the three months ended June 30, 2008, representing an increase of $1.0 million, or 1,294.6%. The increase resulted primarily from higher interest expense related to new debt obtained for the purpose of financing acquisitions, representing $1.1 million, offset by increase in interest income on short-term bank deposits, representing $0.2 million. Our average net cash changed from $13.8 million in the three months ended June 30, 2007 to average net debt of $22.5 million in the three months ended June 30, 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during the three months ended March 31, 2008.

Other expenses, net

Other expenses, net decreased from $0.1 million in the three months ended June 30, 2007 to zero in the three months ended June 30, 2008. This change was not significant.

Taxes on income

Our taxes on income increased from $1.1 million in the three months ended June 30, 2007 to $2.1 million in the three months ended June 30, 2008, representing an increase of $1.0 million, or 87.7%. This increase was due primarily to the increase in our taxable income. Our effective tax rate in the three months ended June 30, 2008 was 20.7%, compared to 21.3% in the three months ended June 30, 2007.

Net Income

Net income increased from $4.2 million in the three months ended June 30, 2007 to $8.1 million in the three months ended June 30, 2008, representing an increase of $3.9 million, or 94.3%. The increase in net income was due primarily to our increase in operating income of $5.8 million, partially offset by our increase in financial expenses, representing $1.0 million, and our increase in taxes, representing $1.0 million.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase
	2007	2008	$	%
Revenues	$251,540	$330,318	78,778	31.3
Cost of revenues	179,353	232,385	53,032	29.6
Gross profit	$72,187	$97,933	25,746	35.7
Gross margin	28.7%	29.6%

Revenues

Our revenues increased from $251.5 million in the six months ended June 30, 2007 to $330.3 million in the six months ended June 30, 2008, representing an increase of $78.8 million, or 31.3%. Approximately $36.8 million of the increase was attributable to acquisitions. Of the remaining $42.0 million, $23.0 million represents growth in our Ness Europe operating segment, $16.8 million represents growth in our Ness Israel operating segment and $15.4 million represents growth in our Ness North America, TSG and “Other” operating segments, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $13.2 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $179.4 million in the six months ended June 30, 2007 to $232.4 million in the six months ended June 30, 2008, representing an increase of $53.0 million, or 29.6%. Approximately $22.0 million of this increase was attributable to acquisitions, and $31.0 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $72.2 million in the six months ended June 30, 2007 to $97.9 million in the six months ended June 30, 2008, representing an increase of $25.7 million, or 35.7%. Approximately $14.8 million of the increase was attributable to acquisitions, and $10.9 million was related to our other revenue growth. Gross margin for the six months ended June 30, 2008 was 29.6%, compared to 28.7% in the six months ended June 30, 2007. This increase in gross margin was primarily due to the expansion of our NessPRO Global software product distribution business and the divestiture in January 2008 of our low-margin staff supplementation business in Israel.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase
	2007	2008	$	%
Selling and marketing	$18,765	$27,746	8,981	47.9
General and administrative	41,281	48,922	7,641	18.5
Total operating expenses	60,046	76,668	16,622	27.7
Operating income	$12,141	$21,265	9,124	75.2

Selling and marketing

Selling and marketing expenses increased from $18.8 million in the six months ended June 30, 2007 to $27.7 million in the six months ended June 30, 2008, representing an increase of $9.0 million, or 47.9%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $5.1 million, and special marketing events and campaigns in Israel and Europe, representing $1.0 million.

General and administrative

General and administrative expenses increased from $41.3 million in the six months ended June 30, 2007 to $48.9 million in the six months ended June 30, 2008, representing an increase of $7.6 million, or 18.5%. This increase was due primarily to acquisitions, representing $5.3 million, offset by management transition expenses in the six months ended June 30, 2007 for which there was no corresponding expense in the six months ended June 30, 2008, representing $2.6 million.

Operating Income

Operating income increased from $12.1 million in the six months ended June 30, 2007 to $21.3 million in the six months ended June 30, 2008, representing an increase of $9.1 million, or 75.2%. The major factors contributing to this increase were the growth in operating income of our Ness Europe, Ness Israel and our “Other” operating segments, representing $5.8 million, $4.0 million and $0.6 million, respectively, and a decrease in unallocated expenses, representing $0.4 million, offset by a decrease in operating income of our Ness North America and TSG operating segments, together representing $1.7 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2007	2008	$	%
Operating income	$12,141	$21,265	9,124	75.2
Financial income (expenses), net	315	(2,448)	(2,763)	N/A
Other expenses, net	(56)	—	56	(100.0)
Income before taxes on income	12,400	18,817	6,417	51.8
Taxes on income	2,522	3,833	1,311	52.0
Net income	$9,878	$14,984	5,106	51.7

Financial income (expenses), net

Financial income (expenses), net, changed from income of $0.3 million in the six months ended June 30, 2007 to expenses of $2.4 million in the six months ended June 30, 2008, representing a change of $2.8 million. The change resulted primarily from higher interest expense related to new debt obtained for the purpose of financing acquisitions, representing $1.9 million, and unfavorable foreign currency exchange effects, representing $0.7 million. Our average net cash changed from $21.9 million in the six months ended June 30, 2007 to average net debt of $19.1 million in the six months ended June 30, 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during the six months ended June 30, 2008.

Other expenses, net

Other expenses, net decreased from $0.1 million in the six months ended June 30, 2007 to zero in the six months ended June 30, 2008. This change was not significant.

Taxes on income

Our taxes on income increased from $2.5 million in the six months ended June 30, 2007 to $3.8 million in the six months ended June 30, 2008, representing an increase of $1.3 million, or 52.0%. This increase was due primarily to the increase in our taxable income. Our effective tax rate in the six months ended June 30, 2008 was 20.4%, compared to 20.3% in the six months ended June 30, 2007.

Net Income

Net income increased from $9.9 million in the six months ended June 30, 2007 to $15.0 million in the six months ended June 30, 2008, representing an increase of $5.1 million, or 51.7%. The increase in net income was due primarily to our increase in operating income of $9.1 million, partially offset by our change from financial income to financial expenses, representing $2.8 million, and our increase in taxes, representing $1.3 million.

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

The table below presents financial information for our five reportable segments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Segment Data:	(unaudited)		(unaudited)

Revenues from external customers:
Ness North America	$26,313	$30,595	$52,414	$57,662
Technologies & Systems Group (TSG)	13,212	14,277	27,365	30,815
Ness Europe	24,350	44,930	47,224	85,090
Ness Israel	49,169	52,034	99,769	103,336
Other	12,718	28,750	24,768	53,415
	$125,762	$170,586	$251,540	$330,318
Operating Income (Loss):
Ness North America	$2,126	$2,021	$4,129	$3,116
Technologies & Systems Group (TSG)	1,404	894	3,774	3,109
Ness Europe	1,737	4,491	3,188	8,974
Ness Israel	2,557	4,962	5,646	9,656
Other	815	2,184	1,408	1,972
Unallocated Expenses	(3,214)	(3,316)	(6,004)	(5,562)
	$5,425	$11,236	$12,141	$21,265

Liquidity and Capital Resources

Overview

As of June 30, 2008, we had cash and cash equivalents, restricted cash and short-term bank deposits of $64.7 million compared to $46.1 million as of December 31, 2007. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2007	2008
Net cash provided by (used in) operating activities	$(5,950)	$14,892
Net cash used in investing activities	(14,592)	(9,755)
Net cash provided by financing activities	4,491	17,758
Effect of exchange rate changes on cash and cash equivalents	2,100	(1,525)
Increase (decrease) in cash and cash equivalents	(13,951)	21,370
Cash and cash equivalents at the beginning of the period	46,675	43,097
Cash and cash equivalents at the end of the period	$32,724	$64,467

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net cash provided by operating activities was $14.9 million in the six months ended June 30, 2008, compared to net cash used of $6.0 million in the six months ended June 30, 2007. The major factors contributing to the increase were an improvement in our cash collection efforts reflected in a reduction in our total trade receivables, representing $6.2 million, a decrease in trade payables in the six months ended June 30, 2007 compared to an increase in trade payables in the six months ended June 30, 2008, representing $7.3 million, an increase in advances from customers and deferred revenues, representing $4.5 million, and higher net income, representing $5.1 million, offset by a $9.5 million payment made in the three months ended March 31, 2008 in respect of an arbitration settlement with a former customer provided for in the fourth quarter of 2007.

Net cash used in investing activities was $9.8 million in the six months ended June 30, 2008, compared with $14.6 million in the six months ended June 30, 2007. The major factors contributing to the decrease were lower payments in connection with acquisitions of subsidiaries in prior periods, representing $4.3 million, net cash paid for the acquisition of a consolidated subsidiary in the six months ended June 30, 2007 for which there was no corresponding amount in the six months ended June 30, 2008, representing $2.5 million, and an increase in proceeds from maturity of short-term bank deposits, representing $1.6 million, offset by an increase in purchase of property and equipment, representing $1.6 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion in the three months ended March 31, 2007 for which there was no corresponding amount in the six months ended June 30, 2008, representing $1.9 million.

Net cash provided by financing activities was $17.8 million in the six months ended June 30, 2008, compared with $4.5 million in the six months ended June 30, 2007. The major factors contributing to the increase were proceeds from new long-term bank loans, representing $25.1 million, offset by a dividend paid to former shareholders of an acquired subsidiary in the six months ended June 30, 2008 for which there was no corresponding amount in the six months ended June 30, 2007, representing $10.0 million, and a reduction in proceeds from the exercise of options, representing $2.1 million.

The effect of exchange rate changes on cash and cash equivalents was ($1.5) million in the six months ended June 30, 2008, compared to $2.1 million in the six months ended June 30, 2007. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of 21.0 million New Israeli Shekels (approximately $6.3 million at the exchange rate prevailing on June 30, 2008), from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. Long-term loans obtained by this Israeli subsidiary contain covenants, which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary; and which place limitations on merging or transferring assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of June 30, 2008, we were in compliance with these covenants.

In March 2008, we obtained a long-term loan in the amount of €12.0 million (approximately $18.9 million at the exchange rate prevailing on June 30, 2008) from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on substantially similar terms. The long-term loan and prior long-term loans contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging or transferring assets. As of June 30, 2008, we were in compliance and expect to remain in compliance with these covenants. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

At June 30, 2008, one of our non-U.S. subsidiaries had net short-term borrowings denominated in Euros aggregating to $2.5 million with a weighted average interest rate of 9.01%.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the consolidated financial statements presented in our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the six months ended June 30, 2008.

Contractual Obligations

As of June 30, 2008, except for the short-term and long-term loans obtained in March 2008 as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have direct operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies, Euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Our earnings are predominantly affected by fluctuations in the value of the U.S. dollar as compared to the New Israeli Shekel and to some extent by fluctuations in intra-European currency rates.

An increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first half of 2008 would have resulted in a decrease in the U.S. dollar reporting value of our operating income in the first half of 2008 of $1.3 million, while a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first half of 2008 would have resulted in an increase in the U.S. dollar reporting value of our operating income in the first half of 2008 of $1.2 million.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2008 Annual Meeting of Stockholders held on June 16, 2008 (the “Annual Meeting”): (1) election of directors, (2) ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm for the year ending December 31, 2008 and (3) approval of amendments to the 2007 Stock Option Plan. The number of shares of common stock outstanding and eligible to vote as of the record date of April 18, 2008 was 39,213,624.

Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the respective matters, including a separate tabulation with respect to each nominee for director:

Nominee	For	Withheld
Aharon Fogel	30,866,626	839,868
Sachi Gerlitz	31,209,515	496,979
Morris Wolfson	29,045,211	2,661,283
Dr. Satyam C. Cherukuri	31,136,588	569,906
Dan S. Suesskind	17,870,461	13,836,033
P. Howard Edelstein	31,155,919	550,575

Proposal	For	Against	Abstain	Broker Non-Vote
2. Ratification of Auditors	31,420,927	276,308	9,258	0
3. Approval of amendments to the 2007 Stock Option Plan	21,629,957	4,819,157	532,025	4,725,355

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1(1)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2008	By:	/s/ ISSACHAR GERLITZ
Issachar Gerlitz
Chief Executive Officer, President, Director
(Principal executive officer)

Date: August 7, 2008	By:	/s/ OFER SEGEV
Ofer Segev
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 17, 2008.