Form 10-Q
period 2008-09-30
NESS TECHNOLOGIES INC
filed 2008-11-06
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 39,628,994 shares of common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Consolidated Balance Sheets – December 31, 2007 and September 30, 2008 (Unaudited)	3
Consolidated Statements of Income – Three and nine months ended September 30, 2007 and 2008 (Unaudited)	5
Consolidated Statements of Cash Flows – Nine months ended September 30, 2007 and 2008 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – September 30, 2008 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Overview	19
Recent Developments	20
Consolidated Results of Operations	20
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007	21
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007	23
Results by Business Segment	26
Liquidity and Capital Resources	27
Forward-Looking Statements and Risk Factors	29
Item 3. Quantitative and Qualitative Disclosure about Market Risk	30
Item 4. Controls and Procedures	30
Evaluation of Disclosure Controls and Procedures	30
Changes in Internal Control	31

PART II – OTHER INFORMATION	32

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities.	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,097	$80,411
Restricted cash	602	857
Short-term bank deposits	2,361	397
Trade receivables (net of allowance for doubtful accounts of $3,145 and $4,664 at December 31, 2007 and September 30, 2008, respectively)	182,281	182,873
Unbilled receivables	37,634	49,610
Other accounts receivable and prepaid expenses	31,249	29,220
Work-in-progress	2,563	1,736
Total current assets	299,787	345,104

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	8,578	8,998
Unbilled receivables	8,919	10,114
Deferred income taxes, net	7,806	10,089
Severance pay fund	49,731	55,281
Property and equipment, net	34,072	38,144
Intangible assets, net	17,011	13,023
Goodwill	263,444	276,504
Total long-term assets	389,561	412,153

Total assets	$689,348	$757,257

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31,	September 30,
	2007	2008
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$2,819	$17,851
Current maturities of long-term debt	1,662	4,284
Trade payables	54,536	49,780
Advances from customers and deferred revenues	27,297	28,622
Other accounts payable and accrued expenses	120,113	109,277
Total current liabilities	206,427	209,764

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	47,191	66,893
Other long-term liabilities	4,864	5,550
Deferred income taxes	2,228	1,670
Accrued severance pay	57,465	61,292
Total long-term liabilities	111,748	135,405

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2007 and at September 30, 2008; Issued and outstanding: 39,196,908 shares at December 31, 2007 and 39,628,994 shares at September 30, 2008	392	396
Additional paid-in capital	322,716	329,083
Accumulated other comprehensive income	24,594	28,007
Retained earnings	23,471	54,602
Total stockholders’ equity	371,173	412,088

Total liabilities and stockholders’ equity	$689,348	$757,257

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)

Revenues	$138,687	$164,111	$390,227	$494,429
Cost of revenues (*)	99,730	120,945	279,083	353,330
Gross profit	38,957	43,166	111,144	141,099

Selling and marketing (*)	9,854	13,487	28,619	41,233
General and administrative (*)	20,140	24,986	61,421	73,908
Gain from sale of Israeli SAP sales and distribution division, net (Note 4)	—	(18,366)	—	(18,366)
Total operating expenses	29,994	20,107	90,040	96,775

Operating income	8,963	23,059	21,104	44,324
Financial income (expenses), net	123	(1,187)	438	(3,635)
Other expenses, net	(117)	(392)	(173)	(392)
Income before taxes on income	8,969	21,480	21,369	40,297

Taxes on income	1,660	5,333	4,182	9,166
Net income	$7,309	$16,147	$17,187	$31,131

Basic net earnings per share	$0.19	$0.41	$0.44	$0.79
Diluted net earnings per share	$0.19	$0.41	$0.43	$0.78

(*) Includes stock-based compensation, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Cost of revenues	$29	$64	$114	$208
Selling and marketing	30	59	69	173
General and administrative	352	565	832	1,846

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2007	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$17,187	$31,131
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	1,015	2,227
Currency fluctuation of long-term debt	103	68
Depreciation and amortization	8,948	12,571
Arbitration settlement	—	(9,452)
Loss on sale of property and equipment and investment at cost	198	501
Gain from sale of Israeli SAP sales and distribution division, net (Note 4)	—	(18,366)
Excess tax benefits related to exercise of options	(308)	—
Decrease (increase) in trade receivables, net	(11,373)	10,393
Increase in unbilled receivables	(7,459)	(8,525)
Decrease (increase) in other accounts receivable and prepaid expenses	(8,804)	626
Increase in work-in-progress	(1,961)	(334)
Decrease (increase) in long-term prepaid expenses	(1,384)	426
Deferred income taxes, net	2,756	6,897
Increase (decrease) in trade payables	3,423	(5,845)
Increase (decrease) in advances from customers and deferred revenues	(1,277)	2,693
Increase in other long-term liabilities	—	694
Increase (decrease) in other accounts payable and accrued expenses	316	(5,067)
Decrease in accrued severance pay, net	(1,363)	(2,253)
Net cash provided by operating activities	17	18,385

Cash flows from investing activities:
Net cash paid for acquisition of consolidated subsidiaries	(7,744)	—
Proceeds from sale of investment at cost	1,866	219
Proceeds from sale of Israeli SAP sales and distribution division, net (Note 4)	—	13,145
Additional payments in connection with acquisitions of subsidiaries in prior periods	(10,241)	(5,973)
Proceeds from maturity of short-term bank deposits	107	1,267
Proceeds from sale of property and equipment	240	115
Purchase of property and equipment and capitalization of software developed for internal use	(7,699)	(10,595)
Net cash used in investing activities	(23,471)	(1,822)

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2007	2008
	(Unaudited)
Cash flows from financing activities:
Exercise of options	$2,920	$4,317
Dividend to former shareholders of an acquired subsidiary	—	(10,048)
Excess tax benefits related to exercise of options	308	—
Short-term bank loans and credit, net	987	13,737
Proceeds from long-term debt	12,928	25,483
Principal payments of long-term debt	(3,822)	(2,447)
Net cash provided by financing activities	13,321	31,042

Effect of exchange rate changes on cash and cash equivalents	2,602	(10,291)
Increase (decrease) in cash and cash equivalents	(7,531)	37,314
Cash and cash equivalents at the beginning of the period	46,675	43,097
Cash and cash equivalents at the end of the period	$39,144	$80,411

Non-cash activity

Mark-to-market of foreign exchange forward contracts and interest rate swap	$—	$5,138
Receivable on account of sale of Israeli SAP sales and distribution division (Note 4)	$—	$1,993

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 1: General

Ness Technologies, Inc. was incorporated under the laws of the State of Delaware in March 1999. We operate through our subsidiaries in North America, Europe, Israel and Asia.

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

The accompanying consolidated balance sheet as of September 30, 2008, the consolidated statements of income for the three and nine months ended September 30, 2007 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2008, our consolidated results of operations for the three and nine months ended September 30, 2007 and 2008 and our consolidated cash flows for the nine months ended September 30, 2007 and 2008.

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

Results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

f.	Impact of recently issued accounting pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued Staff Accounting Bulletin No. 107 (“SAB 107”), in developing an estimate of the expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS 123(R), we elected to use the simplified method to estimate our expected term. We continue to use the simplified method as we have determined that sufficient data is not available to develop an estimate of the expected term based upon historical participant behavior.

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

In the nine month period ended September 30, 2008, we recorded additional goodwill of $13,060 consisting of translation adjustments of $12,556 and adjustments with respect to prior-year acquisitions of $504. The $504 is primarily related to a dividend paid to former shareholders of an acquired subsidiary and to deferred tax assets recorded in connection with net operating losses carried forward from periods prior to the acquisitions.

b.	Restructuring-Related Provision

In connection with the acquisition of NessPRO Italy in September 2007, we recorded restructuring-related provisions of $2,554, using the exchange rate prevailing on the acquisition date, related to a restructuring plan undertaken by NessPRO Italy prior to the acquisition. The restructuring cost consists of severance expense. Through September 30, 2008, payments in the aggregate amount of $1,326 were made in connection with the plan. As of September 30, 2008, the remaining accruals amounted to $1,409, after adjusting for changes in foreign exchange rates.

Additionally, in December 2007, we initiated a plan to exit certain activities at NessPRO Italy’s locations, and to involuntarily terminate certain of NessPRO Italy’s employees to improve efficiencies in operations, resulting in restructuring costs. These costs were recognized as assumed liabilities in the allocation of the purchase price and have resulted in an increase to goodwill. The restructuring costs consisted of severance expense in the amount of $3,367 and termination of leased facilities in the amount of $170, using the exchange rate prevailing on the acquisition date. Through September 30, 2008, payments in the aggregate amount of $3,267 were made in connection with the plan. As of September 30, 2008, the remaining accruals amounted to $520, after adjusting for changes in foreign exchange rates. The restructuring charges recorded are based on a restructuring plan that has been committed to by management.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

c.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three and nine months ended September 30, 2007 as if the 2007 acquisitions of NessPRO Thailand, NessPRO Italy, MS9 and FMC had occurred on January 1, 2007, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(unaudited)	(unaudited)

Revenues	$150,304	$429,149
Net income	$7,032	$16,574

Earnings per share:
Basic	$0.18	$0.42
Diluted	$0.18	$0.42

Note 4: Sale of Israeli SAP Sales and Distribution Division

On July 9, 2008, we signed a definitive agreement to sell our SAP sales and distribution division in Israel to SAP AG, and we closed the transaction on August 14, 2008. Under the terms of the agreement, SAP AG acquired from us selected assets related to the distribution, support and maintenance of SAP technology and solutions. The purchase price for the assets was €19.0 million (approximately $29 million), of which €13.0 million (or $20.0 million) was settled at closing and up to €6.0 million (approximately $9.0 million) is to be paid over the next two years, subject to the satisfaction of certain performance criteria for 2008 and 2009. As a result of the transaction, we recognized a gain of $18.4 million, net of related expenses. Proceeds from the sale were net of €2.8 million (approximately $4.2 million) of deferred income related to maintenance and support services transferred to SAP AG and €1.4 million (approximately $2.0 million) which were placed in escrow.

Note 5: Accounting for stock-based compensation

During the nine months ended September 30, 2008, we granted options to purchase 637,000 shares of our common stock under our 2007 Stock Incentive Plan at an exercise price of $12.15 per share and a weighted average fair value of $2.27 per share. The options vest over the requisite service period of the award.

During the nine months ended September 30, 2008, we extended the term of 170,709 options previously granted to our Chairman of the Board to August 31, 2008. Our results of operations include expenses of $90 related to this modification.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model for service options and the Monte Carlo option pricing model for performance condition options. The option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements. The expected term of options granted represents the period of time that options granted are expected to be outstanding, and was determined based on the simplified method in accordance with SAB 107. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. We have historically not paid dividends and have no foreseeable plans to pay dividends. The fair value was estimated at the date of grant using the following weighted average assumptions for the Black-Scholes model and the following assumptions for the Monte Carlo model:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Black-Scholes				Monte Carlo
	Three months ended September 30,		Nine months ended September 30,		Three and nine months ended September 30,
	2007	2008	2007	2008	2007
	(unaudited)		(unaudited)		(unaudited)
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	31.84%	31.49%	31.75%	31.39%	29 – 31%
Risk-free interest	4.14%	2.62%	4.29%	2.49%	4.61 – 4.95%
Expected life (in years)	3.50	3.50	3.48	3.29	N/A

As of September 30, 2008, options to purchase 4,790,675 shares were outstanding with a weighted average exercise price of $12.03 per share and options to purchase 2,836,905 shares were available for future grants.

As of September 30, 2008, $4,772 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a period of three years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2008 does not consider the effect of stock options that may be issued in subsequent periods.

Note 6: Derivatives

During the nine months ended September 30, 2008, we entered into an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt, which qualifies as a cash flow hedge in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Our interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates. At September 30, 2008, the notional amount of interest rate swap we entered into was $12,000. The fair value of the interest rate swap at September 30, 2008 was an asset of $53. There was no ineffectiveness related to this derivative for the nine months ended September 30, 2008, with all unrealized gains, representing $53, being deferred in accumulated other comprehensive income. The asset is presented within other long-term assets on the balance sheet at September 30, 2008 as the interest rate swap expires in November 30, 2012.

During the nine months ended September 30, 2008, we entered into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee. These transactions are designated as cash flow hedges, in accordance with SFAS 133. At September 30, 2008, the notional amount of foreign exchange forward contracts we entered into was $60,025. The fair value of the foreign exchange forward contracts at September 30, 2008 was a liability of $5,191. There was no ineffectiveness related to these foreign exchange forward contracts for the nine months ended September 30, 2008, with all unrealized losses, representing $5,191, being deferred in accumulated other comprehensive income. The liability is presented within other accounts payables and accrued expenses on the balance sheet at September 30, 2008 as the foreign exchange forward contracts mature through September 30, 2009.

We have determined that foreign exchange forward contracts be considered Level 1 measurements according to SFAS 157, as they are traded in active markets for identical assets or liabilities, while interest rate swaps be considered Level 2. For Level 2 derivatives, we use observable inputs other than quoted prices for the asset. The Level 2 derivative positions are primarily valued using standard models that use as their bases readily observable market parameters.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 7: Long-term and Short-term Loans

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of 21.0 million New Israeli Shekels (approximately $6.1 million at the exchange rate prevailing on September 30, 2008) from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. In March 2008, we also obtained a long-term loan in the amount of €12.0 million (approximately $17.5 million at the exchange rate prevailing on September 30, 2008) from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate, paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on substantially similar terms. At September 30, 2008, we had $10.3 million of on-call borrowings, which we used to finance working capital requirements in Israel.

Note 8: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2007 and September 30, 2008, is $41,161 and $55,313, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

To secure our liabilities, we and our subsidiaries recorded fixed and floating charges on our holdings in subsidiaries, and on our subsidiaries’ property and equipment. In addition, our Indian subsidiary recorded a fixed charge on deposits in the amount of $742 related to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)

Net income	$7,309	$16,147	$17,187	$31,131
Foreign currency translation adjustments, net	12,653	(16,747)	15,446	8,551
Unrealized losses on foreign exchange forward contracts and interest rate swap	—	(681)	—	(5,138)
Comprehensive income (loss)	$19,962	$(1,281)	$32,633	$34,544

b.	Option exercises:

In the three and nine months ended September 30, 2008, a total of 411,866 and 432,086 options, respectively, were exercised into common stock for aggregate consideration of $4,152 and $4,317, respectively.

Note 10: Segment Reporting

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

5. Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our U.S. financial services and healthcare business unit, called Ness IBS; our NessPRO enterprise software distribution business in Italy, Spain, Portugal and Thailand; and our operations in Asia Pacific.

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

The table below presents financial information for our five reportable segments:

	Three months ended September 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$26,556	$15,912	$33,324	$45,911	$16,984	—	$138,687
Operating income (loss)	$2,451	$1,909	$2,769	$2,139	$1,900	$(2,205)	$8,963
Financial income, net							123
Other expenses, net							(117)
Income before taxes on income							$8,969

	Three months ended September 30, 2008
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$31,846	$16,281	$45,356	$45,712	$24,916	—	$164,111
Operating income (loss)	$3,362	$2,310	$4,448	$16,838	$(276)	$(3,623)	$23,059
Financial expenses, net							(1,187)
Other expenses, net							(392)
Income before taxes on income							$21,480

	Nine months ended September 30, 2007
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$78,970	$43,277	$80,548	$145,680	$41,752	—	$390,227
Operating income (loss)	$6,580	$5,683	$5,957	$7,785	$3,309	$(8,209)	$21,104
Financial income, net							438
Other expenses, net							(173)
Income before taxes on income							$21,369

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Nine months ended September 30, 2008
	Ness NA	TSG	Ness Europe	Ness Israel	Other	Unallocated	Total
	(Unaudited)
Revenues from external customers	$89,508	$47,096	$130,446	$149,048	$78,331	—	$494,429
Operating income (loss)	$6,478	$5,419	$13,422	$26,494	$1,696	$(9,185)	$44,324
Financial expenses, net							(3,635)
Other expenses, net							(392)
Income before taxes on income							$40,297

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and nine months ended September 30, 2007 and 2008, and long-lived assets as of December 31, 2007 and September 30, 2008:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$57,691	$54,834	$181,631	$175,336
Europe	40,616	55,092	93,324	163,691
North America	33,379	46,540	97,135	133,460
Asia and the Far East	7,001	7,645	18,137	21,942
	$138,687	$164,111	$390,227	$494,429

	December 31, 2007	September 30, 2008
		(Unaudited)
Long-lived assets:
Israel	$121,833	$138,441
Europe	84,296	84,751
North America	97,669	95,981
Asia and the Far East	10,729	8,498
	$314,527	$327,671

Note 11: Income Taxes

As of September 30, 2008 the total amount of unrecognized tax benefits was $2,573, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $376 at September 30, 2008. During the nine months ended September 30, 2008, we recorded $30 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of September 30, 2008 was as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Balance as of January 1, 2008	$1,906
Increases related to prior-year tax positions	525
Increase related to translation adjustments	142
Balance as of September 30, 2008	$2,573

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

Note 12: Basic and Diluted Net Earnings per Share

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Unaudited)		(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$7,309	$16,147	$17,187	$31,131

Denominator:
Weighted average number of shares of common stock	39,130	39,435	39,035	39,284
Effect of dilutive securities:
Employee stock options and warrants	209	396	512	645
Denominator for diluted net earnings per share - weighted average assuming exercise of options	39,399	39,832	39,548	39,929

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,506,359 and 4,348,414 for the three months ended September 30, 2007 and 2008, respectively, and 2,099,756 and 4,603,758 for the nine months ended September 30, 2007 and 2008, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 13: Subsequent Events

On July 30, 2008, we signed a share purchase agreement to acquire 100% of the shares of Logos a.s., a privately-held, Czech-based leading IT services and consulting company, and on October 1, 2008 we closed the transaction. The purchase price was 1,030,700,000 Czech Crowns (approximately $59 million). At closing, we paid 502,800,000 Czech Crowns (approximately $29 million), and we will pay up to 527,900,000 Czech Crowns (approximately $30 million) over the next three years, subject to the satisfaction of certain performance conditions for 2008, 2009 and 2010. Logos a.s. will initially operate as Ness Logos a.s. until it is merged into Ness Czech s.r.o., one of our operating subsidiaries.

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

Our revenues increased to $164.1 million and $494.4 million for the three and nine months ended September 30, 2008, from $138.7 million and $390.2 million for the three and nine months ended September 30, 2007, respectively. Net income increased to $16.1 million and $31.1 million for the three and nine months ended September 30, 2008 from $7.3 million and $17.2 million for the three and nine months ended September 30, 2007, respectively.

The dollar weakened by an average of 17% and 16% against the New Israeli Shekel and by an average of 8% and 10% against the Euro and other relevant European currencies in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. We estimate that our revenues were $12.7 million and $45.6 million higher in the three and nine months ended September 30, 2008, and our operating income was $0.9 million and $4.8 million lower as a result of changes in foreign currency exchange rates versus their average rates for the three and nine months ended September 30, 2007, respectively, with a corresponding lowering of our operating margin.

Our revenue growth is attributable to a number of factors, including acquisitions we make, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2008, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted for approximately 32% and 31% of our revenues, respectively. For the three and nine months ended September 30, 2008, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 6%. Existing clients from prior years generated more than 85% of our revenues in the three and nine months ended September 30, 2008.

Our backlog as of September 30, 2008 was $764 million compared to $669 million as of September 30, 2007. This $95 million increase in our backlog was due primarily to new bookings. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and nine months ended September 30, 2008, the percentage of our revenues derived from clients in Israel was 33% and 35%, respectively; in Europe, 34% and 33%, respectively; in North America, 28% and 27%, respectively; and in Asia and the Far East, 5% and 4%, respectively.

As of September 30, 2008, we had approximately 7,965 employees, including approximately 6,990 IT professionals. Of the 7,965 employees, approximately 2,855 were in India, 2,710 were in Israel, 1,445 were in Europe, 600 were in North America and 355 were in the Asia Pacific region.

Recent Developments

On July 30, 2008, we signed a share purchase agreement to acquire 100% of the shares of Logos a.s., a privately-held, Czech-based leading IT services and consulting company, and on October 1, 2008 we closed the transaction. The purchase price was 1,030,700,000 Czech Crowns (approximately $59 million). At closing, we paid 502,800,000 Czech Crowns (approximately $29 million), and we will pay up to 527,900,000 Czech Crowns (approximately $30 million) over the next three years, subject to the satisfaction of certain revenue performance conditions for 2008, 2009 and 2010. For the fiscal year ended March 31, 2008, Logos generated revenues of €29.7 million and was profitable. The acquisition strengthens our already significant leadership position in Central and Eastern Europe, one of our fastest growing and most profitable geographies, and complements our strong position in the utilities, manufacturing and public sectors with a strong presence in the financial and telecom industries.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.9	73.7	71.5	71.5
Gross profit	28.1	26.3	28.5	28.5

Operating expenses:
Selling and marketing	7.1	8.2	7.3	8.3
General and administrative	14.5	15.2	15.7	14.9
Gain from sale of Israeli SAP sales and distribution division	—	(11.2)	—	(3.7)
Total operating expenses	21.6	12.3	23.1	19.6

Operating income	6.5	14.1	5.4	9.0
Financial income (expenses), net	0.1	(0.7)	0.1	(0.7)
Other expenses, net	(0.1)	(0.2)	(0.0)	(0.1)
Income before taxes on income	6.5	13.1	5.5	8.2

Taxes on income	1.2	3.2	1.1	1.9
Net income	5.3	9.8	4.4	6.3

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase
	2007	2008	$	%
Revenues	$138,687	$164,111	25,424	18.3
Cost of revenues	99,730	120,945	21,215	21.3
Gross profit	$38,957	$43,166	4,209	10.8
Gross margin	28.1%	26.3%

Revenues

Our revenues increased from $138.7 million in the three months ended September 30, 2007 to $164.1 million in the three months ended September 30, 2008, representing an increase of $25.4 million, or 18.3%. Approximately $14.3 million of the increase was attributable to acquisitions. Of the remaining $11.1 million, $10.5 million represents growth in our Ness Israel operating segment, $5.3 million represents growth in our Ness North America operating segment, $4.3 million represents growth in our Ness Europe operating segment and $1.7 million represents growth in our TSG and “Other” operating segments, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $5.5 million, a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution division, representing $3.2 million, and the sale in August 2008 of our Israeli SAP sales and distribution division, representing $2.1 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $99.7 million in the three months ended September 30, 2007 to $120.9 million in the three months ended September 30, 2008, representing an increase of $21.2 million, or 21.3%. Approximately $11.8 million of this increase was attributable to acquisitions, and $9.4 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $39.0 million in the three months ended September 30, 2007 to $43.2 million in the three months ended September 30, 2008, representing an increase of $4.2 million, or 10.8%. Approximately $2.5 million of the increase was attributable to acquisitions, and $1.7 million was related to our other revenue growth. Gross margin for the three months ended September 30, 2008 was 26.3%, compared to 28.1% in the three months ended September 30, 2007. This decrease in gross margin was primarily due to a slowdown in our U.S.-based financial services business and our NessPRO software product distribution business and a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution division, offset by the divestiture in January 2008 of our low-margin staff supplementation business in Israel.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2007	2008	$	%
Selling and marketing	$9,854	$13,487	3,633	36.9
General and administrative	20,140	24,986	4,846	24.1
Gain from sale of Israeli SAP sales and distribution division, net	—	(18,366)	(18,366)	N/A
Total operating expenses	29,994	20,107	(9,887)	(33.0)
Operating income	$8,963	$23,059	14,096	157.3

Selling and marketing

Selling and marketing expenses increased from $9.9 million in the three months ended September 30, 2007 to $13.5 million in the three months ended September 30, 2008, representing an increase of $3.6 million, or 36.9%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $1.9 million.

General and administrative

General and administrative expenses increased from $20.1 million in the three months ended September 30, 2007 to $25.0 million in the three months ended September 30, 2008, representing an increase of $4.8 million, or 24.1%. This increase was due primarily to additional expenses related to the sale of our Israeli SAP sales and distribution division, representing $2.1 million, and acquisitions, representing $1.8 million.

Gain from sale of Israeli SAP sales and distribution division, net

In the three months ended September 30, 2008, we recorded a gain of $18.4 million related to the sale to SAP AG of our Israeli SAP sales and distribution division, which closed on August 14, 2008. The gain represents the portion of the purchase price, €13.0 million, or $20.0 million that was settled at closing, offset by expenses of $1.6 million related to the sale. There was no corresponding gain in the three months ended September 30, 2007.

Operating Income

Operating income increased from $9.0 million in the three months ended September 30, 2007 to $23.1 million in the three months ended September 30, 2008, representing an increase of $14.1 million, or 157.3%. The major factors contributing to this increase were the gain from the sale of our Israeli SAP sales and distribution division, net of related expenses and other charges, representing $13.1 million, growth in operating income of $1.6 million in our Ness Israel operating segment, $1.7 million in our Ness Europe operating segment and $1.3 million in our Ness North America and TSG operating segments together, offset by a decrease in operating income of our “Other” operating segments, representing $2.2 million and a increase in unallocated expenses, representing $1.4 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2007	2008	$	%
Operating income	$8,963	$23,059	14,096	157.3
Financial income (expenses), net	123	(1,187)	(1,310)	N/A
Other expenses, net	(117)	(392)	(275)	235.0
Income before taxes on income	8,969	21,480	12,511	139.5
Taxes on income	1,660	5,333	3,673	221.3
Net income	$7,309	$16,147	8,838	120.9

Financial income (expenses), net

Financial income (expenses), net, changed from income of $0.1 million in the three months ended September 30, 2007 to expenses of $1.2 million in the three months ended September 30, 2008, representing a change of $1.3 million. The change resulted primarily from higher interest expense related to new debt obtained for the purpose of financing acquisitions, representing $1.1 million, and an unfavorable foreign currency exchange effect of $0.3 million, offset by an increase in interest income on short-term bank deposits, representing $0.2 million. Our average net cash changed from $11.3 million in the three months ended September 30, 2007 to average net debt of $30.7 million in the three months ended September 30, 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during the three months ended March 31, 2008.

Other expenses, net

Other expenses, net increased from $0.1 million in the three months ended September 30, 2007 to $0.4 million in the three months ended September 30, 2008, representing an increase of $0.3 million, or 235%. This increase was due primarily to a loss on the sale of an investment at cost, representing $0.3 million.

Taxes on income

Our taxes on income increased from $1.7 million in the three months ended September 30, 2007 to $5.3 million in the three months ended September 30, 2008, representing an increase of $3.7 million, or 221.3%. This increase was due primarily to the increase in our taxable income. Of the $3.7 million increase in taxes on income, $3.5 million was taxes on the gain from the sale of our SAP sales and distribution division in Israel, net of related expenses and other charges, where the corporate tax rate is 27%. Our effective tax rate in the three months ended September 30, 2008 was 24.8%, compared to 18.5% in the three months ended September 30, 2007. If the gain from the sale of our Israeli SAP sales and distribution division, net of related expenses and other charges, had not been recognized in the three months ended September 30, 2008, our effective tax rate for the period would have been approximately 21.4%.

Net Income

Net income increased from $7.3 million in the three months ended September 30, 2007 to $16.1 million in the three months ended September 30, 2008, representing an increase of $8.8 million, or 120.9%. The increase in net income was due primarily to our increase in operating income of $14.1 million, partially offset by our increase in taxes, representing $3.7 million, and our change from financial income to financial expenses, representing $1.3 million.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase
	2007	2008	$	%
Revenues	$390,227	$494,429	104,202	26.7
Cost of revenues	279,083	353,330	74,247	26.6
Gross profit	$111,144	$141,099	29,955	27.0
Gross margin	28.5%	28.5%

Revenues

Our revenues increased from $390.2 million in the nine months ended September 30, 2007 to $494.4 million in the nine months ended September 30, 2008, representing an increase of $104.2 million, or 26.7%. Approximately $51.1 million of the increase was attributable to acquisitions. Of the remaining $53.1 million, $27.4 million represents growth in our Ness Europe operating segment, $27.3 million represents growth in our Ness Israel operating segment and $22.4 million represents growth in our Ness North America, TSG and “Other” operating segments, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $18.7 million, a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution division, representing $3.2 million, and the sale in August 2008 of our Israeli SAP sales and distribution division, representing $2.1 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $279.1 million in the nine months ended September 30, 2007 to $353.3 million in the nine months ended September 30, 2008, representing an increase of $74.2 million, or 26.6%. Approximately $33.8 million of this increase was attributable to acquisitions, and $40.4 million was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $111.1 million in the nine months ended September 30, 2007 to $141.1 million in the nine months ended September 30, 2008, representing an increase of $30.0 million, or 27.0%. Approximately $17.3 million of the increase was attributable to acquisitions, and $12.7 million was related to our other revenue growth. Gross margin for the nine months ended September 30, 2008 was 28.5%, compared to 28.5% in the nine months ended September 30, 2007. A decrease in gross margin resulting from a slowdown in our U.S.-based financial services business and a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution division was offset by an increase in gross margin resulting from the expansion of our NessPRO Global software product distribution business and the divestiture in January 2008 of our low-margin staff supplementation business in Israel.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2007	2008	$	%
Selling and marketing	$28,619	$41,233	12,614	44.1
General and administrative	61,421	73,908	12,487	20.3
Gain from sale of Israeli SAP sales and distribution division, net	—	(18,366)	(18,366)	N/A
Total operating expenses	90,040	96,775	6,735	7.5
Operating income	$21,104	$44,324	23,220	110.0

Selling and marketing

Selling and marketing expenses increased from $28.6 million in the nine months ended September 30, 2007 to $41.2 million in the nine months ended September 30, 2008, representing an increase of $12.6 million, or 44.1%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $7.0 million, and special marketing events and campaigns in Israel and Europe, representing $1.0 million.

General and administrative

General and administrative expenses increased from $61.4 million in the nine months ended September 30, 2007 to $73.9 million in the nine months ended September 30, 2008, representing an increase of $12.5 million, or 20.3%. This increase was due primarily to acquisitions, representing $7.1 million, and additional expenses related to the sale of our Israeli SAP sales and distribution division, representing $2.1 million, offset by management transition expenses in the nine months ended September 30, 2007 for which there was no corresponding expense in the nine months ended September 30, 2008, representing $2.6 million.

Gain from sale of Israeli SAP sales and distribution division, net

In the nine months ended September 30, 2008, we recorded a gain of $18.4 million related to the sale to SAP AG of our Israeli SAP sales and distribution division, which closed on August 14, 2008. The gain represents the portion of the purchase price, €13.0 million, or $20.0 million that was settled at closing, offset by expenses of $1.6 million related to the sale. There was no corresponding gain in the nine months ended September 30, 2007.

Operating Income

Operating income increased from $21.1 million in the nine months ended September 30, 2007 to $44.3 million in the nine months ended September 30, 2008, representing an increase of $23.2 million, or 110.0%. The major factors contributing to this increase were the gain from the sale of our Israeli SAP sales and distribution division, net of related expenses and other charges, representing $13.1 million, and growth in operating income of our Ness Israel and Ness Europe operating segments, representing $5.6 million and $7.5 million, respectively, offset by a decrease in operating income of our Ness North America, TSG and “Other” operating segments, together representing $2.0 million and an increase in unallocated expenses, representing $1.0 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2007	2008	$	%
Operating income	$21,104	$44,324	23,220	110.0
Financial income (expenses), net	438	(3,635)	(4,073)	N/A
Other expenses, net	(173)	(392)	(219)	126.6
Income before taxes on income	21,369	40,297	18,928	88.6
Taxes on income	4,182	9,166	4,984	119.2
Net income	$17,187	$31,131	13,944	81.1

Financial income (expenses), net

Financial income (expenses), net, changed from income of $0.4 million in the nine months ended September 30, 2007 to expenses of $3.6 million in the nine months ended September 30, 2008, representing a change of $4.1 million. The change resulted primarily from higher interest expense related to new debt obtained for the purpose of financing acquisitions, representing $3.0 million, and an unfavorable foreign currency exchange effect of $1.0 million. Our average net cash changed from $18.0 million in the nine months ended September 30, 2007 to average net debt of $22.9 million in the nine months ended September 30, 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during the nine months ended September 30, 2008.

Other expenses, net

Other expenses, net increased from $0.2 million in the nine months ended September 30, 2007 to $0.4 in the nine months ended September 30, 2008, representing an increase of $0.2 million, or 126.6%. This increase was due primarily to a loss on the sale of an investment at cost, representing $0.3 million.

Taxes on income

Our taxes on income increased from $4.2 million in the nine months ended September 30, 2007 to $9.2 million in the nine months ended September 30, 2008, representing an increase of $5.0 million, or 119.2%. This increase was due primarily to the increase in our taxable income. Of the $5.0 million increase in taxes on income, $3.5 million was taxes on the gain from the sale of our SAP sales and distribution division in Israel, net of related expenses and other charges, where the corporate tax rate is 27%. Our effective tax rate in the nine months ended September 30, 2008 was 22.7%, compared to 19.6% in the nine months ended September 30, 2007. If the gain from the sale of our Israeli SAP sales and distribution division, net of related expenses and other charges, had not been recognized in the nine months ended September 30, 2008, our effective tax rate for the period would have been approximately 20.7%.

Net Income

Net income increased from $17.2 million in the nine months ended September 30, 2007 to $31.1 million in the nine months ended September 30, 2008, representing an increase of $13.9 million, or 81.1%. The increase in net income was due primarily to our increase in operating income of $23.2 million, partially offset by our increase in taxes, representing $5.0 million, and our change from financial income to financial expenses, representing $4.1 million.

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

5.
Other, which comprises operations representing, individually, less than 10% of our consolidated revenues and operating profit. These include our U.S. financial services and healthcare business unit, called Ness IBS; our NessPRO enterprise software distribution business in Italy, Spain, Portugal and Thailand; and our operations in Asia Pacific.

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

The table below presents financial information for our five reportable segments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Segment Data:	(unaudited)		(unaudited)

Revenues from external customers:
Ness North America	$26,556	$31,846	$78,970	$89,508
Technologies & Systems Group (TSG)	15,912	16,281	43,277	47,096
Ness Europe	33,324	45,356	80,548	130,446
Ness Israel	45,911	45,712	145,680	149,048
Other	16,984	24,916	41,752	78,331
	$138,687	$164,111	$390,227	$494,429
Operating Income (Loss):
Ness North America	$2,451	$3,362	$6,580	$6,478
Technologies & Systems Group (TSG)	1,909	2,310	5,683	5,419
Ness Europe	2,769	4,448	5,957	13,422
Ness Israel	2,139	16,838	7,785	26,494
Other	1,900	(276)	3,309	1,696
Unallocated Expenses	(2,205)	(3,623)	(8,209)	(9,185)
	$8,963	$23,059	$21,104	$44,324

Liquidity and Capital Resources

Overview

As of September 30, 2008, we had cash and cash equivalents, restricted cash and short-term bank deposits of $81.7 million compared to $46.1 million as of December 31, 2007. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2007	2008
Net cash provided by operating activities	$17	$18,385
Net cash used in investing activities	(23,471)	(1,822)
Net cash provided by financing activities	13,321	31,042
Effect of exchange rate changes on cash and cash equivalents	2,602	(10,291)
Increase (decrease) in cash and cash equivalents	(7,531)	37,314
Cash and cash equivalents at the beginning of the period	46,675	43,097
Cash and cash equivalents at the end of the period	$39,144	$80,411

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net cash provided by operating activities was $18.4 million in the nine months ended September 30, 2008, compared to $17,000 in the nine months ended September 30, 2007. The major factors contributing to the increase were an improvement in our cash collection efforts reflected in a reduction in our total trade receivables, representing $21.8 million, higher net income, representing $13.9 million, and an increase in advances from customers and deferred revenues, representing $4.0 million, offset by a $9.5 million payment made in the three months ended March 31, 2008 in respect of an arbitration settlement with a former customer provided for in the fourth quarter of 2007 and an increase in trade payables in the nine months ended September 30, 2007 compared to a decrease in trade payables in the nine months ended September 30, 2008, representing $9.3 million.

Net cash used in investing activities was $1.8 million in the nine months ended September 30, 2008, compared with $23.5 million in the nine months ended September 30, 2007. The major factors contributing to the decrease were the proceeds from the sale of our Israeli SAP sales and distribution division, representing $13.1 million, net cash paid for the acquisition of consolidated subsidiaries in the nine months ended September 30, 2007 for which there was no corresponding amount in the nine months ended September 30, 2008, representing $7.7 million, and lower payments in connection with acquisitions of subsidiaries in prior periods, representing $4.3 million, offset by an increase in purchase of property and equipment, representing $3.0 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion in the nine months ended September 30, 2007 for which there was no corresponding amount in the nine months ended September 30, 2008, representing $1.9 million.

Net cash provided by financing activities was $31.0 million in the nine months ended September 30, 2008, compared with $13.3 million in the nine months ended September 30, 2007. The major factors contributing to the increase were proceeds from new long-term bank loans, representing $12.6 million, and net proceeds from short-term bank credit, representing $12.8 million, offset by a dividend paid to former shareholders of an acquired subsidiary in the nine months ended September 30, 2008 for which there was no corresponding amount in the nine months ended September 30, 2007, representing $10.0 million.

The effect of exchange rate changes on cash and cash equivalents was ($10.3) million in the nine months ended September 30, 2008, compared to $2.6 million in the nine months ended September 30, 2007. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of 21.0 million New Israeli Shekels (approximately $6.1 million at the exchange rate prevailing on September 30, 2008), from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. In addition, at September 30, 2008, our Israeli subsidiary had $10.3 million of on-call borrowings, with a weighted average interest rate of 5.17%, which we used to finance working capital requirements in Israel. The long-term loans and on-call borrowings obtained by this Israeli subsidiary contain covenants, which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary; and which place limitations on merging, transferring or pledging assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of September 30, 2008, we were in compliance and expect to remain in compliance with these covenants.

In March 2008, we obtained a long-term loan in the amount of €12.0 million (approximately $17.5 million at the exchange rate prevailing on September 30, 2008) from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on substantially similar terms. The long-term loan, the short-term loan and prior long-term loans contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging, transferring or pledging assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of September 30, 2008, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during the nine months ended September 30, 2008, to record a fixed charge on deposits in the amount of $742 held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee.

At September 30, 2008, one of our non-U.S. subsidiaries had short-term borrowings denominated in Euros aggregating to $3.0 million with a weighted average interest rate of 10.87%.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the consolidated financial statements presented in our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2008.

Contractual Obligations

As of September 30, 2008, except for the short-term and long-term loans obtained through September 30, 2008 as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

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

An increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first nine months of 2008 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $1.9 million for that period, while a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first nine months of 2008 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $1.7 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2008, except as set forth below.

The declining value of stocks, bonds and other investments during the current world economic downturn could require us to write-down the value of our severance pay fund or our goodwill, which could have a material adverse effect on our results of operations.

Under Israeli law, we must provide severance for all our employees in Israel. We fund the severance through monthly deposits in externally managed funds, invested mostly in conservative investments such as government and corporate bonds. In the current capital markets downturn, the value of these investments has declined, and they may lose additional value in the future. The magnitude of the future potential loss is unpredictable, because it is based on the market value of investments at a future date. The severance pay fund is recorded at fair value on our balance sheet, and if the value of the investments falls, we will be required to write down the value of the severance pay fund asset on our balance sheet. If the write-down is significant, it would result in a significant non-cash expense on our income statement, materially adversely affecting our results of operations.

Our balance sheet contains a significant amount of goodwill in long-term assets. In the current capital markets downturn, our stock price, and consequently our market capitalization, have declined, and may decline further in the future. The magnitude of the future potential decline is unpredictable, because it is based on the market value of our stock at a future date. If the value of our market capitalization falls below the value of our stockholders’ equity, it might indicate that a write-down of goodwill is required. A write-down is required if the fair value of the reporting unit exceeds its carrying value. Such a write-down could result in a significant non-cash expense on our income statement, materially adversely affecting our results of operations.

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date: November 6, 2008	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President, Director
(Principal executive officer)

Date: November 6, 2008	By:	/s/ Ofer Segev
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