Form 10-K
period 2008-12-31
NESS TECHNOLOGIES INC
filed 2009-03-16
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $319.0 million, based on the closing price of the stock on that date. As of February 27, 2009, 38,703,331 shares of common stock, $0.01 par value per share, were outstanding.

The registrant intends to file, not later than April 30, 2009, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

Disclosure Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under Item 1A “Risk Factors.”

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

Item 1. Business

General

We are a global provider of information technology, or IT, and business services and solutions with specialized expertise in software product engineering; system integration, application development and consulting; and software distribution. We deliver our portfolio of services and solutions using a global delivery model combining offshore, near-shore and local teams.

We provide services to a significant number of clients in the commercial, industrial and government sectors. We have a highly skilled workforce of experienced IT employees and consulting professionals across our key vertical markets. The primary industries, or verticals, we serve include high-tech companies and independent software vendors, or ISVs; utilities and government; financial services; defense and homeland security; and life sciences and healthcare. We combine our knowledge of these vertical markets and our clients’ businesses with our technical expertise to deliver tailored solutions to our clients, many of whom are subject to rigorous regulatory requirements.

We have operations in 18 countries across North America, Europe, Israel and Asia Pacific. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. Through our global delivery model, which includes lower-cost offshore and near-shore delivery capabilities, we can achieve meaningful cost reductions or other benefits for our clients.

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

In 2008, existing clients from prior years generated more than 85% of our revenues, with no single client accounting for more than 4% of our revenues. For 2006, 2007 and 2008, the percentage of our revenues generated by public and private sector clients in Israel was 48%, 44% and 34%, respectively. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 10%, 11% and 12%, respectively.

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

Our revenues have grown from $166.6 million in 2002 to $664.8 million in 2008, representing a compound annual growth rate of approximately 26%. Our results of operations have improved from net income of $0.9 million for 2002 to $35.5 million for 2008.

Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition between 1997 and 1999 of six Israeli IT services companies. These companies and each company we subsequently acquired have been successfully integrated into our corporate structure, and the acquired capabilities, know-how and staff have been assigned to our various business groups.

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

Service Offerings

We offer three primary service lines: software product engineering; system integration, application development and consulting; and software distribution. We deliver these services and solutions using a global delivery model combining offshore, near-shore and local teams.

These three service lines correspond to our three reportable segments.

Software Product Engineering

Independent Software Vendors, high-tech companies and other companies that build or rely on proprietary software to generate revenues are increasingly faced with challenges, including pricing pressures, increased competition, time to market pressure, shortages of domestic engineering talent, reduced development budgets, and, in the case of ISVs, lower license sales.

To address these challenges, we offer software product research and development services through a specialized business unit called Software Product Labs. We set up these product labs for clients and operate them on an ongoing basis, enabling us to collaborate with our clients’ engineering teams to extend their capacity and budgets throughout the software product life cycle. We staff each lab with a dedicated client team that reflects the client’s needs, providing an appropriate mix of functional engineering, domain and platform expertise; and we implement physical, electronic and legal security measures to ensure that the intellectual property of each client is secure. Software Product Labs are located predominantly in India and in Central and Eastern Europe and we operate them across multiple locations as needed to optimize global delivery — local to the client, offshore, or near-shore. Customers for this offering are located primarily in the United States and Western Europe.

Along with process and operations efficiency, we offer full product life cycle expertise including requirements analysis, architecture and design, coding, testing and quality assurance, release automation, maintenance, professional services, support, porting and migration. We also provide management consulting and process transformation services related to the globalization of software product research and development.

We function as a partner with our clients in the ongoing software product life cycle services we provide to them, including through their transition to a global software development model. During the transition, we manage their tactical needs at all phases of the globalization process. During the “build” phase, we provide strategic consulting to address our clients’ business challenges and investment goals. During the “stabilize and scale” phase, we help our clients track progress according to their plans. We report on the work in progress and advise our clients on how best to refine the model in order to optimize operations in accordance with their business priorities. We have successfully executed this approach and currently operate Software Product Labs for over 55 clients. In certain cases, typically after 36 months of operation, our clients have the option of purchasing the offshore development center assets through a built-operate-transfer model.

Our expertise lies in both the management of global software product operations and full life cycle product engineering capabilities. Our engagement model for high-tech and ISV clients is uniquely suited to software product engineering and R&D services, whose needs are very different than IT services for enterprises.

Our offshore software product engineering center in Bangalore, India is ISO 9001 certified and accredited at CMMI Level 3, our offshore software product engineering center in Mumbai, India is accredited at CMM Level 5 and our offshore software product engineering center in Hyderabad, India is accredited at CMM Level 4 and is ISO/IEC 27001:2005 certified.

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

System Integration, Application Development and Consulting

We offer a broad set of IT services to our clients in the area of system integration, application development and consulting. We provide these services in 18 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in selected verticals, including utilities and government, financial services, defense and homeland security, life sciences & healthcare, and others.

The services we offer include: enterprise resource planning and customer relationship management solutions; command and control and real-time systems; document management and knowledge management solutions; business intelligence and data warehousing systems; proprietary and turnkey solutions; enterprise application integration solutions; geographic information systems; telecommunications systems; IT outsourcing; strategic consulting services; and quality assurance, testing, user interface engineering, training and user assimilation services designed to produce high quality business solutions with broad and rapid user acceptance.

Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) Solutions.  ERP and CRM systems are integrated application software packages designed to support multiple business functions. For many organizations in the vertical markets we serve, ERP and CRM systems are the backbone of business transactions and communications. We offer a wide range of ERP and CRM solutions and services, including needs analysis, product selection and differentiation analysis, solution design, installation and administration, product adjustment and customization, data transfer from original information systems, integration with other systems, including business partner systems, end-user and administrator training, manual production and routine operational support, including upgrades and ongoing development. Our client service teams provide support activities such as localization, basis team infrastructure, training and delivery of complementary products. Our solutions and expertise include supply chain management, supplier relationship management and life cycle management. The vast majority of our ERP and CRM engagements use SAP, Oracle Applications and PeopleSoft.

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

Proprietary and Turnkey Solutions.  We have developed software to market as proprietary turnkey solutions, which are customized applications designed and modified to meet client needs. We provide end-to-end business solutions from design to maintenance and are able to provide specialization according to the subtle differences within each specific industry. We retain certain intellectual property and rights which allow us to continue to exploit opportunities to market these products. Our turnkey solutions include:

•	our Financial Data EnterpriseTM solution which automates the acquisition, management and distribution of reference data and accelerates provisioning of higher quality and dynamic intelligence to end users;

•	emergency crisis management system and dispatching system for police, fire, ambulance and emergency response services;
•	electronic toll collection system, including CRM billing and payment for toll road systems;
•	pension management system, enabling large organizations and pension funds to manage all aspects of employee pensions;
•	business rules technology software, permitting IT organizations to develop business solutions with reduced coding;
•	paperless court system, bringing all court-related documents and communications online to enable electronic case filing.
•	The Ness Content OfficeTM solution, which automates the contract life cycle from content rights to financial operations, through distribution for media and entertainment organizations involved in broadcast, publishing and digital archiving; and
•	air traffic control systems, including various software solutions handling all aspects of the complicated task of air traffic control.

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

Geographic Information Systems (GIS).  We have been active in the field of digital mapping since 1985, developing advanced GIS that quickly and accurately process and transform large volumes of maps and photography into various digital and easily readable formats. For example, militaries are in critical need of accurate maps, GIS data and photographic intelligence for mission planning, operational command and control, and three dimensional mission rehearsal and training. Some of Israel’s national (including military, civilian and commercial) geographic databases were created using software we developed. These systems cover all aspects of cartographic and photogrammetric data collection, manipulation, storage and retrieval.

Similarly, emergency response systems require accurate road maps, current location display, shortest route determination and other GIS capabilities that we provide. Also, municipalities and other government agencies require accurate maps and surveys to track property ownership as a basis of taxation.

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

IT Outsourcing.  We offer customized IT outsourcing services, both onsite and off-site. Through our end-to-end service solution, we take responsibility for all or a portion of client operations and activities, including information security solutions, IT management, application development and maintenance, infrastructure implementation and management, network management, computer and communications hardware, help desk support, and disaster recovery planning, storage and backup solutions. We apply our proven methodologies, which cover every phase of a project’s life cycle, with strong project management, senior staff supervision and quality assurance mechanisms to ensure reliable delivery. We provide these services, including support on a 24-hour-a-day, seven-day-a-week basis, to clients in diverse fields — for single-site and multi-site enterprises and organizations.

Strategic Consulting.  We leverage our proven methodologies to help our clients analyze, plan and achieve objectives at various stages of the business life cycle. Our expertise, coupled with product and technology alliances, provides organizations with a one-stop solution. To deepen our specialization and understanding of our clients’ business needs, we have established teams with core competence in particular verticals. Our IT experience, combined with our technology independence, enables us to offer a range of IT solutions for combining business trends and company goals with IT implementation. This blend of IT and business expertise enables us to unify IT and business needs to enhance our clients’ competitive advantage and growth. We also provide strategic staff augmentation services for a limited number of customers, as part of our methodology for penetrating strategic accounts.

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

We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product engineering, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions.

Through our partner relationships, we resell products, mostly in Israel, Italy, Spain and Portugal, for over 30 companies, including EMC Documentum, Sybase, Information Builders, Sterling Commerce, Serena and SyncSort.

Industry Overview

The IT services industry is highly fragmented and has evolved from simply supporting business functions to enabling their expansion and transformation. To succeed in this transformation, companies of all types must respond rapidly to market trends, create new business models and improve productivity. In this dynamic, competitive environment, decisions with respect to technology are increasingly important. According to industry analysts, the global IT services market has been in a period of solid growth for several years — now temporarily interrupted by the worldwide economic recession. Based on our review of publicly available information, we believe the global IT services market will resume its growth following the macroeconomic recovery, and will grow from $820 billion in 2008 to $991 billion in 2012, representing a compound annual growth rate of approximately 4.8%.

Companies are increasingly seeking cost-effective alternatives to acquire high quality IT services. The use of offshore vendors is common among larger corporations and growing in popularity among medium-sized firms. Based on our review of publicly available information, we project an annual growth rate for offshore IT/BPO services of 16% to 17%, making offshore IT services a particularly high growth market.

These factors reflect a business opportunity for global IT services vendors with established vertical practices, effective global delivery mechanisms and limited reliance on long-term staff relocation from offshore locations to client locations in the United States and around the world.

Competitive Strengths

We believe our competitive strengths include:

Our Vertical Expertise.  Since our inception, we have achieved leading positions in a number of the verticals in which we compete. We maintain a staff of highly skilled industry experts in each of these verticals and use this domain expertise on our engagements to provide a range of end-to-end business solutions.

Our Global Delivery Model.  We have operations in 18 countries in North America, Europe, Israel and Asia Pacific. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources in a cost-effective manner. Our offshore and near-shore software engineering and outsourcing centers, including our CMM level 4 and 5 accredited, CMMI level 3 accredited and ISO/IEC 27001:2005 certified offshore facilities in India, enable us to minimize the difficulties other outsourcing vendors face in using foreign employees in the United States on a temporary basis due to tight immigration policies.

Our Proven Track Record.  By consistently providing high quality services, we have achieved a track record of project successes through the completion of numerous engagements around the world. Part of our success is attributable to our focus on methodology and repeatable high quality practices, which are ISO 9001 certified.

Our Focus on Quality.  We believe strongly in quality throughout our organization. We maintain independent quality assurance capabilities in geographies where we operate, and we also provide stand-alone QA, testing and audit services to some of our clients on QA engagements.

Unique Business Model for Outsourced Software Engineering.  We have developed a unique Software Product Labs offering, which supplements and extends the research and development facilities of high-tech companies, ISVs and other companies who rely on software product research and development — in which we provide core software product engineering and related activities;

Innovative Intellectual Property.  We have created sophisticated intellectual property in the defense and homeland security sector, which we incorporate in systems we deliver and which we market on a stand-alone basis.

End-to-End Service Offerings.  Within the range of service offerings that we provide, our ability to deliver specialized end-to-end solutions distinguishes us from many of our competitors. We believe that with these offerings, we provide robust and comprehensive business solutions to meet the needs of our clients in the key verticals we cover.

Our Long-Term Relationships With a Diverse Client Base.  We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2008, existing clients from prior years generated more than 85% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2008, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted for approximately 30% of our revenues. Agencies of the government of Israel, in aggregate, represented 12% of our revenues in 2008.

Our Proven Ability to Scale.  We have grown continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past three years we expanded our Indian headcount from approximately 1,400 to approximately 2,840 employees in response to our clients’ rapidly growing offshore development needs, and we expanded our employee base in Europe from approximately 750 to approximately 1,930 employees.

Our Organizational and Business Flexibility.  Our flexible organizational structure, business culture and technological abilities have allowed us to adapt to rapidly changing economic conditions, as well as significant changes in our clients’ needs, enabling us to continue to grow and improve our performance during economic growth periods as well as during economic downturns. For example, during the economic downturn of 2002 to 2004, we increased our revenues, number of employees, geographic footprint and profitability. Additionally, our strong vertical alignment, the industry and technical experience of our employees, our operational efficiency, our ability to secure and retain key clients and the effective use of our global delivery model help insulate us from some of the hardships experienced by our competitors.

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

Continue the Globalization of Ness.  Over the last two years, we have made substantial progress toward our strategic goal of transforming the company from a federation of distinct geographic entities into an integrated global enterprise. During that time, we have expanded our Software Product Labs group from a local business unit serving North American customers into a global organization and single reportable segment with customers in three continents, delivery in three continents, and combined global management. Similarly we have expanded our defense and homeland security vertical, which originally supported only Israeli customers, to a global business serving customers in over 10 countries in North America, Latin America, Europe, the Middle East and Asia. We have also combined our previously separate software product distribution businesses in Europe and Israel into a single business unit and reportable segment. We intend to continue this process of globalization going forward, driving increased synergies within the company, improving cross-regional sales, and further strengthening our global delivery model.

Further Penetrate the North American Market and the Eastern European Eemerging Market.  We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. In the last eight years we have expanded outside Israel with acquisitions and organic growth in North America, Europe and Asia Pacific. We generated approximately $23.0 million, or 14% of our revenues, in North America in 2002, which we expanded almost eight-fold to $178.1 million, or 27% of our revenues, by 2008. During the same period, we grew our European revenue over twenty-fold from approximately $11.0 million, or 7% of our revenues, to $229.7 million, or 35% of our revenues. We intend to continue our focus on expanding our revenues in North America and Europe, both organically and through acquisitions. Based on our review of publicly available information, in 2008, the North American market alone represented approximately 32% of total worldwide IT services spending, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also continue to target emerging markets in which we believe growth and potential profitability are higher, such as Eastern Europe and Asia.

Be a Market Leader in Key Verticals.  In North America, we presently focus on several verticals: high-tech and ISVs, financial services, life sciences and healthcare, and defense and homeland security. In Europe, we are focused on the utilities, financial services and government verticals. In Israel, we have a strong focus on several verticals, including defense and homeland security, government, financial services and telecommunications. We intend to further solidify our position in each of these verticals through internal growth based on complementary offshore offerings and key partnerships and external growth through acquisitions. Our goal is to establish ourselves in North America as a leading provider in outsourcing and offshore services for high-tech and ISVs, life sciences and healthcare.

Maintain a High Proportion of Long-Term and Recurring Revenues.  We intend to maintain a high proportion of revenues generated from long-term, recurring contracts by focusing on long-term engagements, outsourcing, life cycle services and other multi-year services.

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

High-Tech and Independent Software Vendors.  Software companies and other companies that build or rely on proprietary software to generate core revenues need to focus on their core competencies of developing software and other technology products. By utilizing our offshore capabilities, expertise and experience in developing software products, we enable our clients to meet this need through our Software Product Labs business to provide outsourced software product research and development centers that supplement those of the client. Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. We function as a partner with our clients to manage tactical needs at all phases of the development process.

Utilities and Government.  Globalization, escalating market competition and deregulation throughout the world are forcing utility companies to modify their IT strategies and adopt advanced solutions. We provide high-end e-business services in areas such as CRM, ERP, e-procurement, asset management and metering solutions. Similarly, competitive pressures are causing telecommunications companies to find ways to reduce costs and make more informed decisions about their IT investments. We deliver reliable telecommunications systems and portals that help carriers reduce operating costs and increase revenue, while helping telecommunications companies evaluate the impact of new technologies and make informed planning decisions about their IT investments. We offer innovative information system solutions for improving time-to-market and enhancing telecommunications service delivery, addressing the specific needs of operators of all sizes from traditional wireline to wireless and internet service provider to broadband.

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

Financial Services.  The financial services industry, which traditionally has had the greatest worldwide demand for IT services, operates in a highly regulated environment, which creates significant demand for services such as ours. Financial services organizations must strategically employ advanced technology in order to maximize their operational excellence and provide the best possible services to their clients. We combine advanced solutions, industry best practices, and the products and services of business partners to help our clients streamline their business processes and ensure long-term success in this fast-paced environment. We provide services to a number of segments of this vertical including: retail, private and investment banks; credit card companies; insurance and reinsurance companies; consumer finance organizations; and pension funds. Services we provide include implementations of our reference data management product suite and our transfer agency solution, IT outsourcing, offshore services, turnkey solutions, custom development and system integration.

Defense and Homeland Security.  The defense and homeland security industry faces a multitude of challenges, including protecting the safety of national borders, improving command & control and intelligence gathering mechanisms, enhancing communications channels throughout the military and performing scenario analysis. We possess extensive experience in delivering high-end technical solutions and intellectual property (much of which is confidential) to the defense and homeland security industry to help surmount these challenges.

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

Global Delivery Model

We have local, near-shore and offshore delivery facilities in North America, Europe, Israel and Asia Pacific, with a range of industry expertise, software language and product focuses, and also with varying costs. Each facility has a high level of management skill, vertical expertise, IT services capabilities and quality at each location.

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

For example, we are providing software product engineering services to a global software development company from a large extended development center in India and a large near-shore extended development center in Eastern Europe. Similarly, we have executed regional European SAP projects for multi-national corporations using resources from the Czech Republic, Slovakia, Romania, Israel and Switzerland. In these and virtually all other projects staffed using our global delivery model, the teams work in their home locations except for periodic travel to the client location for knowledge transfer, client meetings and implementation work. This model also means that we are substantially less affected by changing immigration regulations than other well-known offshore vendors. In our model, the team that remains at the client site throughout the engagement comprises our local resources, complementing our local presence with our strong vertical experience to the engagement from inception through completion.

As of December 31, 2008, we employed approximately 8,425 employees worldwide, including approximately 2,840 in India, 2,710 in Israel, 1,930 in Europe, 580 in North America and 365 in the Asia Pacific region.

Sales and Marketing

We market our services to large organizations in North America, Europe, Israel and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe, especially in selected verticals. We sell and market our services from sales offices located in 18 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2008, we had approximately 220 direct sales persons and account managers.

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

Our sales and marketing teams work with our technical team as the sales process moves closer to the client’s selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. Throughout the process, the account manager or sales executive works with the technical team to:

•	define the scope, deliverables, assumptions and execution strategies for a proposed project;
•	develop project work estimates;
•	prepare pricing and margin analysis; and
•	finalize sales proposals.

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

Clients

We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2008, no client represented more than 4% of our annual revenues, and our largest twenty clients together represented approximately 30% of our revenues, compared to 31% in 2007. Agencies of the government of Israel, in aggregate, represented 12% of our revenue in 2008, versus 11% in 2007.

The percentage of our revenues derived from Israeli clients has been steadily decreasing as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008
Israel	93%	80%	68%	57%	52%	48%	44%	34%
Europe	4	7	13	13	19	22	27	35
North America	3	14	17	26	24	26	24	27
Asia and the Far East	—	—	3	5	5	4	5	4
Total	100%	100%*	100%*	100%*	100%	100%	100%	100%

*	Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

High-Tech and Independent Software Vendors

•	Acresso
•	Amadeus
•	Applied Materials
•	Brocade
•	Chordiant
•	Cobalt Group
•	Dorado Corporation
•	FiServ
•	Fortent
•	Google
•	IBM
•	InfoVista
•	Navteq
•	Open Text
•	PayPal
•	Texas Instruments
•	WorkScape
•	Ventyx

Utilities and Government

•	Bezeq
•	Cellcom
•	CEZ, a.s.
•	Czech Office for Surveying, Mapping and Cadastre
•	Electrica
•	Israel Airport Authority

•	Israel Court Authority
•	Israel Electric Company
•	Israel Ministry of Finance
•	Israel Ministry of Housing & Construction
•	Israel Ministry of Justice
•	JAVYS a.s.
•	Magyar Telecom
•	Prague Municipality
•	Slovenské Elektrárne
•	Tel-Aviv Municipality
•	Telefónica O2
•	Telus Corporation
•	YES

Financial Services

•	Bank Hapoalim
•	Bank Leumi
•	Cash America
•	Clal Insurance
•	Credit Suisse First Boston
•	Ceská Sporitelna, a.s.
•	First International Bank of Israel
•	Franklin Templeton
•	Generali Group
•	Invesco
•	Israel Discount Bank Ltd.
•	JP Morgan Chase

•	Komercní Banka
•	M&T Bank
•	Magyar Külkereskedelmi Bank
•	Phoenix Insurance
•	Raiffeisenbank
•	Standard & Poor’s
•	Waldviertler Sparkasse

Defense and Homeland Security*

•	Israel Aircraft Industries
•	Israel Ministry of Defense
•	Israeli Police
•	Lockheed Martin
•	Tadiran Systems

Life Sciences and Healthcare

•	Boehringer Ingleheim
•	Clalit Health Services
•	Kaiser Permanente
•	Novartis
•	Quintiles Transnational Corporation
•	Roche
•	Schering Plough

•	Teva
•	Zentiva

Others

•	Audi
•	Cushman & Wakefield
•	Czech Television
•	EL AL Airlines
•	Fuji Xerox
•	Hollywood Media Corp.
•	Israel’s Yellow Pages
•	ITV
•	Long & Foster
•	Maximus
•	McLane
•	Pearson plc.
•	Romanian Rail
•	Strauss Group
•	Vítkovice
•	Wiley
*	many clients in our Defense and Homeland Security vertical are not listed for security reasons

Business Partners and Alliances

We have strategic alliances and partnerships with leading global software, infrastructure and consulting vendors, thereby expanding the variety of technologies and capabilities we offer to our clients. We continuously evaluate partnership opportunities and add new partners so that we are positioned to deliver what we believe to be the most effective and advanced solutions to our clients. We also maintain the highest level of certification with many of our key partners in order to obtain early access to new product offerings and to influence the development of new products and offerings. We take great pride in being “technology independent” in that we approach each project we undertake with no preconceived notions regarding the technology that will ultimately be deployed, and we recommend what we believe to be the most effective technology for our clients’ needs.

We have many alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographies, and with whom we conduct business, are described in the chart below:

Alliance Partner	Alliance Description
Chordiant	We provide professional services to Chordiant’s customers through our worldwide partnership, including the implementation of systems to automate and manage operational business processes for service-driven global organizations in retail banking, card services, lending, insurance and telecommunications.

Alliance Partner	Alliance Description
EMC	We partner with EMC worldwide to deliver robust, validated and high performing Documentum document and content management systems and workflow solutions to our clients. In addition, we are the sole sales channel in Israel for Documentum enterprise content management solutions. We also provide customized storage solutions to enterprise clients.
IBM	We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. We also work with IBM to provide ISVs with re-platforming services, enabling them to migrate existing applications to open-standards-based IBM platforms and to stay current with IBM platform changes. In addition, we have supplier agreements with IBM in the United States, Asia Pacific, India and Israel for services, software and hardware.
Hewlett Packard	We work with Hewlett Packard to provide end-to-end solutions for customer business needs. We also partner with Mercury Interactive, which was acquired by Hewlett Packard, as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
Microsoft	We work with Microsoft around the world to offer a broad array of scalable solutions built on Microsoft’s .NET enterprise platform and other Microsoft platforms. We are a global Microsoft Gold Partner with certifications on many platforms and products, and we have won numerous Microsoft awards for our solutions.
Oracle	We work with Oracle around the world to provide a range of ERP and database solutions to our customers, and in addition we resell Oracle software in some geographic regions.
SAP	We partner with SAP in Israel as a Gold Partner, and with SAP worldwide, to deliver innovative ERP solutions and professional services.

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

Competition

The IT services market became increasingly competitive a few years ago as a result of the economic downturn and associated decline in IT service spending during 2002 to 2004, followed by the consolidation of players in the IT services industry over the last few years. The current global economic recession has further intensified this competitiveness. While some vendors have not survived, others have become more aggressive and many low-cost offshore vendors have entered new markets traditionally dominated by large multinational consultancy firms.

The IT services vendors with whom we compete include:

•	consulting firms, such as Accenture Ltd. and Capgemini;
•	divisions of large multinational technology firms, such as Hewlett Packard Company and IBM;
•	IT outsourcing firms, such as Computer Sciences Corporation;
•	U.S.-based offshore IT services firms, such as Cognizant Technology Solutions Corp., Syntel Inc., HCL Technologies and Perot Systems;
•	large Indian IT services firms, such as Infosys Technologies Limited, Tata Consultancy Services and Wipro Limited and smaller firms such as MindTree Consulting, Patni, Persistent Systems, Sonata Software and Symphony;
•	regional IT services firms in certain geographic markets, such as Elbit, Malam, Matrix and Teldor in Israel and Atos Origin, Logica and T-Systems in Europe; and
•	in some cases, internal IT departments of our clients.

Some of these competitors are more established, enjoy greater market recognition and have significantly greater financial, technical and marketing resources than we do. Moreover, the IT services industry continues to experience rapid changes, primarily consolidation, that affect the competitive landscape. These changes may result in a greater number of competitors with significantly larger resources than ours. In addition, some of our competitors have added cost competitive offshore capabilities to their service offerings, which may adversely affect our ability to compete successfully against these competitors. We expect competition to remain intense in the future as current competitors enhance their service offerings and new competitors penetrate the market. Existing or future competitors may develop or offer services and products that provide significant performance, price or other advantages over those we offer.

Our future success will depend in part on our ability to develop and market new or enhanced services that adequately address changes in technology, industry standards and client requirements and gain commercial acceptance. Any delay or failure to develop new services or to adapt our services to technological change and market requirements could have a material adverse effect on our competitive position. We believe that the principal competitive factors in our business include the ability to:

•	provide and leverage deep industry vertical expertise, and integrate this expertise with superior system integration, software development, QA and support abilities to deliver tailored, high quality business solutions that generate high returns on investments;
•	deliver solutions quickly and cost-effectively, using an integrated global delivery model with industry leading methodologies and practices and appropriate SEI certification levels;
•	attract and retain experienced, high-quality IT professionals;
•	work effectively with leading partners and alliances to offer superior solutions and drive additional business;
•	respond rapidly to meet the challenging demands of each engagement; and

•	grow and thrive in challenging economic times, so that client needs and expectations can be met reliably and continuously.

We believe we compete favorably based on these factors, and we possess significant competitive advantages. See “— Competitive Strengths.”

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

We regard our trade name, trademarks, service marks and domain names as important to our success. We rely on the law to protect our proprietary rights to them and we have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered our key brand “Ness” or “Ness Technologies” as a trademark in the United States, Israel and the Czech Republic. We have also registered “Ness Financial Data Enterprise” as a trademark and applied for trademark registration for “Ness Software Product Labs” and “Ness Content Office” in the United States.

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

Employees

As of December 31, 2008, we employed approximately 8,425 employees, including approximately 7,425 IT professionals.

Our employees are our most important asset. We believe that the quality and level of service that our professionals deliver are among the highest in the global IT services industry. We believe we provide a challenging, entrepreneurial and empowering work environment that demands dedication and a strong work ethic.

Our training, continuing education and career development programs are primarily designed to ensure that our IT professionals enhance their skill-sets in alignment with their respective roles. We continually provide our IT professionals with challenging assignments and exposure to new skills, technologies and global opportunities. We have an appraisal program that incorporates a feedback system, recognizing high performers and providing constructive feedback and coaching to underperformers. Leadership development is also a key part of our training programs.

We believe that our IT professionals receive competitive salaries and benefits and many are eligible to participate in our stock option plans. We have also adopted a performance-linked compensation program that links compensation to both the employee’s and our performance.

None of our employees is represented by a labor union, and we have not experienced any strikes or work stoppages. We believe our relations with our employees are good.

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

Corporate History

Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition of six Israeli IT services companies and their consolidation into a single operating structure. Compro Software Industries, a privately-held Israeli software consulting company, was acquired by our founders in December 1997 and by us in April 1999. We subsequently acquired five Israeli IT services companies, between April 1999 and November 1999: Gilad Software and Systems Integration, a privately-held Israeli integration and networking company; Contahal, a publicly-traded Israeli IT services company; Advanced Technology, a publicly-traded Israeli IT services company specializing in defense solutions and real time systems; IPEX, a privately-held Israeli systems integration company; and IPEX ISI, a privately-held Israeli software development company.

Towards the end of 2001, after becoming a leading IT services company in Israel, we embarked on our global expansion strategy. We made the following material acquisitions as part of that strategy:

•	Blueflame Inc., a privately-held, U.S.-based application development and system integration provider focused primarily on the life sciences industry, in 2001;
•	APP Group CEE B.V., a privately-held IT services firm in the Czech Republic and Slovakia serving the utilities, telecommunication, finance, government and manufacturing sectors, in 2002;
•	Apar Holding Corp., a privately-held U.S./Indian IT services provider of software services to the financial services, manufacturing, telecom, retail sales and logistics sectors, and of sophisticated offshore software engineering development services to software product companies; in 2003;
•	Three privately-held providers of IT services and solutions in Eastern Europe, in 2005: Radix Company SA, based in Romania; Delta Electronic Services a.s., based in Slovakia; and Efcon a.s.;
•	Olas Software Solutions, Inc., d/b/a Innova Solutions, a privately-held IT services provider and system integrator based in California and India, offering IT services and solutions to the financial services industry, in 2006;
•	Three privately-held software distribution and integration companies in Europe and Asia Pacific, in 2006 and 2007: Selesta España, based in Spain and Portugal; Advanced Industrial Management Company Limited, based in Thailand; and Selesta S.p.A., based in Italy;
•	MS9 Consulting LLC, a privately-held, U.S.-based IT services company serving the healthcare vertical, in 2007;
•	FMC Consulting and Informatics Ltd., a privately-held IT consulting and services company based in Hungary serving the financial services sector, in 2007;
•	Logos a.s., a privately-held IT services and consulting company based in the Czech Republic, serving the financial and telecom sectors, in 2008.

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

Risks Relating to Our Business

The current severe worldwide economic slowdown may continue to negatively affect our sales, which would materially adversely affect our profitability and revenue growth.

Our revenue and profitability depend significantly on general economic conditions and the demand for IT services in the markets in which we compete. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our services, and consequently our results of operations, prospects and stock price.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our quarterly net income ranged from a loss of approximately $7.1 million to income of approximately $16.1 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

•	currency exchange fluctuations;
•	unanticipated changes in the demand for our services due to changing macroeconomic factors;
•	the size, timing and terms and conditions of significant projects;
•	variations in the duration, size and scope of our projects;
•	contract terminations or cancellation or deferral of projects;
•	our ability to manage costs, including personnel and support services costs, and investments required by us to maintain our existing operations and support future growth;
•	changes in pricing policies by us or our competitors;
•	the introduction of new services by us or our competitors; and
•	acquisition and integration costs related to possible acquisitions of other businesses.

During recent years, our quarterly results have also fluctuated as a result of the number of working days in each period and the seasonality of client demand in the segments of the IT services industry we serve. Typically our fourth quarter is strongest, when client demand is greatest, and the second quarter is weakest, when the number of working days in the quarter is lowest in Israel, one of our largest employee locations. We expect these factors to continue to be significant in the future, although we believe that the impact of the number of working days on our results of operations will decrease as our international business continues to grow.

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

As an IT services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality professional services and integrity. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we engage, our reputation may be damaged. In addition, a number of our contracts provide for incentive-based or other pricing terms pursuant to which some of our fees are contingent on our ability to meet revenue enhancement, cost-saving or other contractually defined performance goals. Our failure to meet these goals or a client’s expectations in such performance-based contracts may result in a less profitable or an unprofitable engagement. Moreover, if we fail to meet our clients’ performance expectations, we may lose clients and be subject to legal liability, particularly if such failure has a consequential adverse impact on our clients’ businesses.

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

We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2006, 2007 and 2008, revenues from fixed price projects accounted for approximately 27%, 30% and 29% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our profitability may suffer.

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

The declining value of stocks, bonds and other investments during the current world economic downturn could require us to write-down the value of our severance pay fund, which could have a material adverse effect on our results of operations.

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

The declining value of our market capitalization during the current world economic downturn could require us to write-down the value of our goodwill, which could have a material adverse effect on our results of operations, and may affect our ability to meet our bank covenants.

Our balance sheet contains a significant amount of goodwill and other amortizable intangible assets in long-term assets, totaling about $312 million at December 31, 2008. We review goodwill annually for impairment, or more frequently when indications for potential impairment exist. We review other amortizable intangible assets for impairment when indicators for impairment exist. In the current capital markets downturn, our stock price, and consequently our market capitalization, have declined, and may decline further in the future. If the value of our market capitalization falls below the value of our stockholders’ equity, it might indicate that a write-down is required. A write-down of goodwill is required if the carrying amount of a reporting unit exceeds its fair value.

We determine the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates our fair value at this time. We have corroborated the fair values using the Market Approach. Judgments and assumptions related to future growth rates, weighted average cost of capital, interest, cash flows and market conditions are inherent in developing the discounted cash flow model; see “— Application of Critical Accounting Policies and Estimates.” As part of our goodwill impairment analysis, we compare our market capitalization to the fair value of the Company based on a third-party valuation study. Our market capitalization declined during the fourth quarter of 2008, and subsequently, as a result of market-driven declines in our stock trading price. Our ability to reconcile the gap between our market capitalization and our aggregate fair value depends on various factors, some of which are quantitative, such as an estimated control premium that an investor would be willing to pay for a controlling interest in us, and some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets. If our market capitalization stays below the value of our stockholders’ equity, or actual results of operations differ materially from our modeling estimates and related assumptions, or if any of our qualitative reconciliation factors changes in the future, we may be required to record impairment charges for our goodwill.

Such a write-down could result in a significant non-cash expense on our income statement, which could have a material adverse effect on our results of operations, and may affect our ability to meet our bank covenants.

We may engage in acquisitions, strategic investments, partnerships, alliances or other ventures that are not successful, or fail to integrate acquired businesses into our operations, which may adversely affect our competitive position and growth prospects.

In the last two years we acquired five companies. We may seek to acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. However, we may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

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

As we derive a significant portion of our revenues from the Israeli government, a reduction of government spending in Israel on IT services would reduce, possibly materially, our revenues and profitability; and any delay in its annual budget approval process would negatively impact our cash flows.

We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, which collectively represented approximately 12% of our revenues in 2008. Any reduction in total Israeli government spending for political or economic reasons, such as occurred in the Israeli recession ending in 2004, would reduce, possibly materially, our revenues and profitability. In addition, the government of Israel has experienced significant delays in the approval of its annual budget in most of the last five years. Such delays in the future could materially and negatively affect our cash flows by delaying receipt of payment from the government of Israel for services performed.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects.

Our success depends largely on the contributions of our employees and our ability to attract and retain qualified personnel, including technology, consulting, engineering, marketing and management professionals. Competition for qualified personnel in the IT services industry, in the markets in which we operate, particularly in India, can be intense and, accordingly, we may not be able to retain or hire all of the personnel necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled IT professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. In addition, the competition for highly skilled employees may require us to increase salaries of highly skilled employees, and we may be unable to pass on these increased costs to our clients, which would reduce our profitability.

If we fail to manage our growth, our business could be disrupted and our profitability will likely decline.

We have experienced rapid growth in recent years through both acquisitions and organic growth. The number of our employees increased from approximately 5,025 as of December 31, 2004 to approximately

8,425 as of December 31, 2008. We expect to resume our growth following the macroeconomic recovery, and this growth may significantly strain our management and other operational and financial resources. In particular, continued growth increases the integration challenges involved in:

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

We are exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

We spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Select Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal control systems and procedures. This process has been complicated by the decentralized nature of our operations and information systems. Although we have evaluated our internal controls as effective as of the date of this annual report, in future fiscal years, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessments by the required dates. In addition, we cannot assure that our independent registered public accountants will attest our internal controls as effective in future years. If we cannot assess our internal controls as effective, investor confidence may be negatively impacted.

Risks Relating to Our International Operations

Our international operations subject us to currency exchange fluctuations, which could negatively impact our profitability or revenue growth rate.

To date, most of our sales have been denominated in NIS, dollars, Euros and other European currencies, while a significant portion of our expenses is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with United States generally accepted accounting principles. Despite our use of certain forward foreign currency exchange contracts to hedge our balance sheet exposure against foreign currency exchange fluctuations and to partially hedge against the effect of foreign currency exchange rate fluctuations on cash flows denominated in Indian Rupees, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore have an adverse effect on our profitability, or could reduce our revenue growth rate in dollar terms.

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

The “tax holiday” was originally scheduled to end on March 31, 2009. It was recently extended by the Indian government to expire on March 31, 2010 with the stipulation that no exporter of Indian IT services may benefit from the “tax holiday” for more than 10 fiscal years. Our largest Indian delivery center, located in Bangalore, will lose its tax exemption on March 31, 2009 because it has benefitted from the exemption since the beginning of the original ten year “tax holiday,” and this will increase our tax expense and reduce our profitability.

The “tax holiday” may be extended again in its current form or a reduced form. Even if the “tax holiday” expires, exporters of IT services may still be able to maintain a full or partial exemption from Indian corporate taxes by moving their operations to special economic zones (SEZ) in certain Indian cities.

If the “tax holiday” is eliminated on March 31, 2010 as currently scheduled, or eliminated or reduced earlier as the result of political or other changes in India; or if the “tax holiday” is extended but we are not able to take full advantage of it in its new form; or if we are unable to, or decide not to, move each of our operations to a SEZ; or if we remain exempt from taxes but are no longer permitted to offset MAT amounts due against future taxes, then our tax expense will increase, reducing our profitability.

If we fail to achieve planned growth in our offshore and near-shore facilities, our ability to fulfill client commitments profitably or to fulfill them at all may be compromised.

Our growth strategy relies in part on the expansion of our offshore development centers. If we fail to retain needed employees in India and other offshore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Employee attrition rates in India are significantly higher than in other geographies. Wage costs in India have historically been significantly lower than wage costs in North America and Western Europe for comparably skilled professionals; however, wages in India continue to increase at a significantly faster rate than in North America and Western Europe, which could result in increased costs for IT professionals, particularly project managers and other mid-level professionals. As a result of competing demand in the Indian employment market, we may need to increase the levels of our employee compensation unduly to remain competitive. Compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

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

We generated approximately 34% of our revenues in Israel in 2008. In addition, our principal offices and a significant portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. We cannot predict the effect on our business of any increase in the degree of violence by the Palestinians against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

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

We also generate significant revenues from services we deliver from India. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in Mumbai. Although the relations between the two countries have been generally improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our operations could adversely affect our profitability.

Potential anti-outsourcing legislation could impair our ability to service our clients.

Over the past several years, the issue of outsourcing of services abroad by American companies has been a topic of political discussions in the United States. Measures aimed at limiting or restricting outsourcing by United States companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intense debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) measures that extend restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and (2) measures that affect private industry, such as tax disincentives or intellectual property transfer restrictions. If any of these measures become law, our ability to service our clients could be impaired.

Restrictions on immigration may affect our ability to compete for and provide services in our clients’ countries, which could hamper our growth and cause our revenues to decline.

A portion of our revenues is derived from offshore outsourcing, which requires some personnel from our offshore locations in India and elsewhere to travel to client sites for rotational assignments. The ability of those IT professionals to work in North America, Europe and in other countries depends on their ability to obtain the necessary visas and work permits. The United States has reduced the number of H-1B visas authorized annually, and has also increased the level of scrutiny in granting H-1B, L-1 and ordinary business visas. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenues to decline.

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

The market price of our stock may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

•	changes in financial estimates or investment recommendations by securities analysts relating to our stock;
•	changes in market valuations of IT service providers and other high technology companies;
•	economic disruptions, such as the 2008 – 2009 world recession or the credit and liquidity crisis among major financial institutions;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major client or changes in our employee utilization rate;
•	unfavorable legal or arbitration judgments; and
•	changes in key personnel.

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

If we fail to continue to meet all applicable Nasdaq Global Select Market requirements, our stock could be delisted from the Nasdaq Global Select Market. If delisting occurs, it would adversely affect the market liquidity of our common stock.

In order to maintain the listing of our common stock on the Nasdaq Global Select Market, we must remain in compliance with Nasdaq Marketplace Rules, including but not limited to, minimum bid price requirements. If we are unable to comply with these rules, our common stock may be delisted from Nasdaq. Nasdaq has suspended the minimum $1.00 closing bid price rule through Friday, April 17, 2009, and may extend this suspension based on then prevailing market conditions. As of February 27, 2009, the closing price per share of our common stock was $2.93. If our stock price trades below $1.00 after April 20, 2009, we cannot assure you that Nasdaq will not take action to enforce its listing requirements. In the event that our common stock is delisted from Nasdaq, the market for our common stock may be limited and it may be difficult for our stockholders to sell their shares at an acceptable price, or at all.

Provisions in our charter documents and under Delaware law may prevent or delay a change of control of the company and could also limit the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in leased premises of approximately 265,000 square feet in Tel Aviv, Israel. Our principal executive office in the United States is located in leased premises of approximately 12,000 square feet in Hackensack, New Jersey. We have offices of various sizes at approximately 29 locations in 18 countries totaling approximately 965,000 square feet, all of which are leased, including approximately 410,000 square feet in India, primarily in Bangalore, Hyderabad and Mumbai.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.1 million. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $19.6 million. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	Price Range
	High	Low
2007
First Quarter	$15.06	$12.38
Second Quarter	$13.95	$11.57
Third Quarter	$13.97	$9.82
Fourth Quarter	$11.96	$9.01
2008
First Quarter	$10.34	$7.98
Second Quarter	$11.63	$8.57
Third Quarter	$13.00	$9.58
Fourth Quarter	$11.70	$3.54
2009
First Quarter (through February 27, 2009)	$4.47	$2.49

We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

On February 27, 2009, the last reported sale price per share of our common stock on the Nasdaq Global Select Market was $2.93. As of February 27, 2009, there were approximately 42 holders of record of our common stock, although the number of beneficial shareholders was considerably larger.

Purchases of Equity Securities

On November 3, 2008, we announced that our board of directors had authorized a stock repurchase program, under which we may repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. During the quarter ended December 31, 2008, we purchased a total of 541,741 shares at an average price of $4.41 per share, for an aggregate purchase price of $2,388,717. The remaining authorized number of shares that may be repurchased under the plan is 3,458,259.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 3 – 30, 2008	388,517	$4.44	388,517	3,611,483
December 1 – 31, 2008	153,224	$4.34	153,224	3,458,259
Total	541,741	$4.41	541,741	3,458,259

Stock Performance Graph

Set forth below are a graph and a table comparing cumulative total return on $100 invested, alternatively, in our common stock, the Nasdaq U.S. Index and the S&P 500 Information Technology Sector Index for the

period commencing on September 29, 2004, the date of our initial public offering, and ending on December 31, 2008. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return*

	Ness Technologies, Inc.	Nasdaq U.S. Index	S&P 500 Information Technology Sector
9/29/04	$100.00	$100.00	$100.00
9/30/04	106.00	100.12	100.32
12/31/04	124.00	115.10	113.89
3/31/05	99.83	106.02	105.54
6/30/05	88.50	109.71	107.41
9/30/05	83.33	114.63	113.81
12/31/05	89.75	117.86	115.03
3/31/06	104.92	125.00	119.82
6/30/06	89.58	116.69	108.29
9/30/06	111.25	121.34	117.52
12/31/06	118.83	130.07	124.71
3/31/07	106.50	130.51	123.54
6/30/07	108.42	140.33	136.34
9/30/07	91.00	145.54	144.93
12/31/07	76.92	143.01	145.05
3/31/08	79.08	122.53	123.01
6/30/08	84.33	123.35	126.08
9/30/08	95.58	112.83	111.05
12/31/08	35.67	84.82	82.47

*	Assumes $100 invested on September 29, 2004 in our common stock, at our initial offering price, and in each index, at the closing price on the date of our initial public offering; and that all dividends have been reinvested. No cash dividends have been declared on our common stock. Prepared by Standard & Poor’s.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and the selected consolidated balance sheet data as of December 31, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements not included in this report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period and our results for interim periods may not be indicative of results to be expected for the entire year.

	Year Ended December 31,
	2004		2005	2006	2007	2008
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues	$304,525		$385,436	$474,318	$560,266	$664,806
Cost of revenues	211,725		275,368	343,169	399,356	475,118
Gross profit	92,800		110,068	131,149	160,910	189,688
Operating expenses:
Selling and marketing	25,706		29,033	34,341	41,735	56,605
General and administrative	46,042		54,595	63,197	88,403	101,635
Arbitration settlement and related charges	—		—	—	15,210	—
Gain from sale of Israeli SAP sales and distribution operations, net	—		—	—	—	(18,366)
Total operating expenses	71,748		83,628	97,538	145,348	139,874
Operating income	21,052		26,440	33,611	15,562	49,814
Financial expenses, net	(3,461)		(1,521)	(1,280)	(30)	(5,667)
Gain on sale of a cost investment	—		—	5,001	—	—
Other income (expenses), net	(91)		(243)	348	(817)	(392)
Income before taxes on income	17,500		24,676	37,680	14,715	43,755
Taxes on income	2,320		3,518	8,035	4,628	8,296
Equity in earnings (losses) of affiliates and gain from disposal of an affiliate	(647)		(65)	168	—	—
Minority interests in losses (earnings) of a subsidiary	(156)		101	—	—	—
Income from continuing operations	14,377		21,194	29,813	10,087	35,459
Extraordinary income, net of taxes	—		495	—	—	—
Net income	$14,377		$21,689	$29,813	$10,087	$35,459
Basic earnings per share	$0.58	(1)	$0.63	$0.83	$0.26	$0.90
Diluted earnings per share	$0.53	(1)	$0.61	$0.82	$0.26	$0.89
Basic earnings per share excluding extraordinary income	$0.58	(1)	$0.62	$0.83	$0.26	$0.90
Diluted earnings per share excluding extraordinary income	$0.53	(1)	$0.59	$0.82	$0.26	$0.89
Weighted average number of shares used in computing basic earnings per share	22,292		34,413	35,999	39,076	39,321
Weighted average number of shares used in computing diluted earnings per share	24,748		35,661	36,549	39,510	39,674

(1)	Gives effect to issuance of additional shares of our common stock as payment of accrued dividends on Class B preferred stock.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$104,229	$33,579	$46,675	$43,097	$50,659
Short-term bank deposits and restricted cash	—	39,561	2,027	2,963	8,034
Working capital	92,548	66,144	72,429	92,593	97,062
Total assets	424,756	454,368	541,136	689,348	746,993
Total debt, including current maturities	51,557	34,167	6,660	51,672	86,134
Stockholders’ equity	232,480	254,502	332,655	371,173	391,679

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

Overview

We are a global provider of information technology, or IT, and business services and solutions with specialized expertise in software product engineering; system integration, application development and consulting; and software distribution. We deliver our portfolio of services and solutions using a global delivery model combining offshore, near-shore and local teams. The primary industries, or verticals, we serve include high-tech companies and independent software vendors, or ISVs; utilities and government; financial services; defense and homeland security; and life sciences and healthcare.

We have operations in 18 countries across North America, Europe, Israel and Asia Pacific. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographies and verticals we serve. Through our global delivery model, which includes lower-cost offshore and near-shore delivery capabilities, we can achieve meaningful cost reductions or other benefits for our clients.

On October 1, 2008, we reorganized our operating segments to correspond to our three primary service lines: software product engineering; system integration, application development and consulting; and software distribution.

Our revenues increased to $664.8 million for 2008, from $560.3 million for 2007. Net income increased to $35.5 million for 2008, from $10.1 million for 2007. Net income in 2008 was helped by a gain from the sale of our Israeli SAP sales and distribution operations, representing $9.6 million net of related expenses, net of taxes, and was hurt by a non-cash write-down in the asset value of our Israeli severance pay fund, representing $2.1 million, net of taxes. Net income in 2007 was negatively impacted by a one-time arbitration settlement, representing $15.6 million, including related and other expenses, net of taxes.

Our revenue growth is attributable to a number of factors, including acquisitions we made, increases in the number and size of projects for existing clients, and the addition of new clients. Our client base is diverse, and we are not dependent on any single client. In 2008, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted for approximately 30% of our revenues. For 2008, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 12%. Existing clients from prior years generated more than 85% of our revenues in 2008.

Our backlog as of December 31, 2008 was $736 million compared to $734 million as of December 31, 2007. This represents year-over-year backlog growth of $28 million, offset by the divestiture of two business units in 2008 with their associated backlog, representing $23 million, and a reduction in the dollar value of our non-U.S. backlog due to the strengthening dollar, representing $3 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

As of December 31, 2008, we had approximately 8,425 employees, including approximately 7,425 IT professionals. Of the 8,425 employees, approximately 2,840 were in India, 2,710 were in Israel, 1,930 were in Europe, 580 were in North America and 365 were in the Asia Pacific region.

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

Revenue Recognition

We generate our revenues from contracts for software product engineering; system integration, application development and consulting services; and sales of third party software licenses. We provide services on either a fixed price or time and materials basis. For time and materials contracts, we recognize revenues as services are performed based on the hours actually incurred at the negotiated billing rates. We also charge our clients for certain costs and expenses, such as the installation of hardware and cost of subcontractors.

Our fixed price contracts relate primarily to long-term development projects. Such projects that require significant customization, integration and installation are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenues related to these contracts using the percentage of completion method based on the percentage of costs incurred to date in relation to the total estimated costs expected upon completion. This requires us to make estimates and assumptions regarding the resources and time required to fulfill the contracts’ obligations including work effort and subcontractors. We rely on our experience from other projects in making these estimates, and, in addition, use our internal project management and financial systems to track and manage the projects. Employees and project managers regularly submit updates to these systems, which are then used by executive management to monitor the projects and revise the estimates, if necessary. Historically, our estimates have been indicative of our actual results; however, there have been a few cases where we had to adjust assumptions, primarily regarding work effort.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we perform tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may not be recoverable. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the assets we are testing for impairment. If the forecasted undiscounted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows. Based on the impairment test performed as of December 31, 2008, no impairment was identified.

These forecasted undiscounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, future economic and market conditions. Our estimates of market segment growth and our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. The provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed on goodwill at the level of the reporting units. In the first step, or Step 1, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. To determine the fair value used in Step 1, we use discounted cash flows. If and when we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles would require us to make judgments that involve the use of significant estimates and assumptions. We performed our annual impairment test as of December 31, 2008 and determined that the goodwill was not impaired.

We determine the fair value of a reporting unit using the Income Approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates our fair value at this time. We have corroborated the fair values using the Market Approach. Judgments and assumptions related to revenue, gross profit, operating expenses, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill. Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in us, to the fair value of the Company based on a third-party valuation study. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. Our market capitalization declined during the fourth quarter of 2008, and subsequently, as a result of market-driven declines in our stock trading price. This decline is consistent with overall market conditions and is not a result of changes in our expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets. We will continue to monitor our market capitalization and expectations of future cash flows and will perform impairment testing if deemed necessary. When we reorganize our operating segments to correspond to changes in our management structure, we reallocate our goodwill balance to the new reportable segments based on their relative fair values. This process, which is based on a discounted cash flow analysis, is subjective and involves management judgment and related assumptions.

Tax Accounting

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. Effective January 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations. Our effective tax rate was 21%, 31% and 19% for 2006, 2007 and 2008. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented:

	Year Ended December, 31
	2006	2007	2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues	72.3	71.3	71.5
Gross profit	27.7	28.7	28.5
Operating expenses:
Selling and marketing	7.2	7.4	8.5
General and administrative.	13.3	15.8	15.3
Arbitration settlement and related charges	—	2.7	—
Gain from sale of SAP sales and distribution operations, net.	—	—	(2.8)
Total operating expenses	20.6	25.9	21.0
Operating income	7.1	2.8	7.5
Financial expenses, net	(0.3)	(0.0)	(0.9)
Gain on sale of a cost investment.	1.1	—	—
Other income (expenses), net.	0.1	(0.1)	(0.1)
Income before taxes on income.	7.9	2.6	6.6
Taxes on income	1.7	0.8	1.2
Equity in (losses) and gain from disposal of an affiliate	0.0	—	—
Net income.	6.3	1.8	5.3

2008 Compared to 2007

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase
	2007	2008	$	%
Revenues	$560,266	$664,806	104,540	18.7
Cost of revenues.	399,356	475,118	75,762	19.0
Gross profit	$160,910	$189,688	28,778	17.9
Gross margin	28.7%	28.5%

Revenues

Our revenues increased from $560.3 million in 2007 to $664.8 million in 2008, representing an increase of $104.5 million, or 18.7%. Approximately $66.2 million of the increase was attributable to acquisitions. Of the remaining amount, $45.2 million represents growth in our System Integration and Application Development segment, $19.1 million represents growth in our Software Product Engineering segment and $8.9 million represents growth in our Software Distribution segment, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $24.2 million, a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution operations, representing $3.2 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $7.5 million. We expect our revenues to grow modestly in 2009 due to continued expansion into North American and European markets in key verticals, possibly including through acquisitions, offset by foreign currency effects on non-U.S. revenues attributable to the stronger dollar.

Cost of Revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $399.4 million in 2007 to $475.1 million in 2008, representing an increase of $75.8 million, or 19.0%. Approximately $46.4 million of this increase was attributable to acquisitions, and the remaining amount was due to normal growth in our delivery staff needed to support our increased revenues. In 2009, we expect our cost of revenues to increase modestly due to an increase in the number of IT professionals needed to support our expected revenue growth and to salary increases, especially in India, where wage inflation remains higher for experienced IT professionals than elsewhere in the world.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $160.9 million in 2007 to $189.7 million in 2008, representing an increase of $28.8 million, or 17.9%. Approximately $19.7 million of the increase was attributable to acquisitions, and the remaining amount was related to our other revenue growth. Gross margin declined slightly from 28.7% in 2007 to 28.5% in 2008 as a result of a slowdown in our U.S.-based financial services business and a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution operations, offset by an increase in gross margin resulting from the expansion of our higher-margin NessPRO Global software product distribution business and a gross margin improvement in our European system integration business. In 2009, we expect that gross profit will increase modestly as a result of our anticipated revenue growth, while gross margin will remain relatively flat.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2007	2008	$	%
Selling and marketing	$41,735	$56,605	14,870	35.6
General and administrative	88,403	101,635	13,232	15.0
Arbitration settlement and related charges	15,210	—	(15,210)	(100.0)
Gain from sale of Israeli SAP sales and distribution operations, net	—	(18,366)	(18,366)	N/A
Total operating expenses	145,348	139,874	(5,474)	(3.8)
Operating income	$15,562	$49,814	34,252	220.1

Selling and Marketing

Selling and marketing expenses increased from $41.7 million in 2007 to $56.6 million in 2008, representing an increase of $14.9 million, or 35.6%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $9.7 million, and special marketing events and campaigns in Israel and Europe, representing $1.0 million. In 2009, we expect selling and marketing expenses to increase modestly to support growth in new vertical markets and regions as well as to enhance our brand recognition.

General and Administrative

General and administrative expenses increased from $88.4 million in 2007 to $101.6 million in 2008, representing an increase of $13.2 million, or 15.0%. This increase was due primarily to acquisitions, representing $8.4 million, and additional expenses related to the sale of our Israeli SAP sales and distribution operations, representing $5.6 million, offset by management transition expenses in 2007 for which there was no corresponding expense in 2008, representing $3.4 million. In 2009, we expect our general and administrative expenses to increase modestly to support our anticipated revenue growth.

Arbitration Settlement and Related Charges

In 2007, we recorded charges of $15.2 million attributable to the settlement of a long-running arbitration case with a former customer with whom we were in dispute over a contract issue, for which there was no corresponding amount in 2008. The charges consisted of a settlement payment of $9.0 million, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6.2 million.

Gain from Sale of Israeli SAP Sales and Distribution Operations, Net

In 2008, we recorded a gain of $18.4 million related to the sale to SAP AG of our Israeli SAP sales and distribution operations. The gain represents the portion of the purchase price, €13.0 million, or approximately $20.0 million, that was settled at closing, offset by expenses of $1.6 million related to the sale. There was no corresponding gain in 2007.

Operating Income

Operating income increased from $15.6 million in 2007 to $49.8 million in 2008, representing an increase of $34.3 million, or 220.1%. The major factors contributing to this increase were our 2007 arbitration settlement and related charges, representing $15.2 million, the gain from the 2008 sale of our Israeli SAP sales and distribution operations, net of related expenses and other charges, representing $13.1 million, and growth in operating income of our System Integration and Application Development segment and our Software Product Engineering segment, representing $10.2 million and $0.8 million, respectively, offset by a decrease in operating income of our Software Distribution segment, representing $4.4 million, and an increase in unallocated expenses, representing $0.7 million. See also “— Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2007	2008	$	%
Operating income	$15,562	$49,814	34,252	220.1
Financial expenses, net.	(30)	(5,667)	(5,637)	18,790
Other expenses, net	(817)	(392)	425	(52.0)
Income before taxes on income	14,715	43,755	29,040	197.3
Taxes on income.	4,628	8,296	3,668	79.3
Net income	$10,087	$35,459	25,372	251.5

Financial Expenses, Net

Financial expenses, net, increased from $30,000 in 2007 to $5.7 million in 2008, representing an increase of $5.6 million. The increase resulted primarily from higher interest expense related to debt obtained for the purpose of financing acquisitions, representing $3.6 million, and an unfavorable foreign currency exchange effect of $2.2 million. Our average net cash changed from $11.0 million in 2007 to average net debt of $26.7 million in 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during 2008. In 2009, we expect our financial expenses to increase somewhat as a result of higher interest expenses related to our use of debt for acquisitions.

Other Expenses, Net

Other expenses, net decreased from $0.8 million in 2007 to $0.4 million in 2008, representing a decrease of $0.4 million, or 52.0%. This decrease was due primarily to the write-off of a cost investment in 2007, representing $0.7 million, partially offset by a loss on the sale of an investment at cost in 2008, representing $0.3 million.

Taxes on Income

Our taxes on income increased from $4.6 million in 2007 to $8.3 million in 2008, representing an increase of $3.7 million, or 79.3%. This increase was due primarily to the increase in our taxable income, offset partially by the use of tax loss carry forwards. Our effective tax rate in 2008 was 19.0%, compared to 31.5% in 2007. We expect our effective tax rate in 2009 to increase to the range of 24% to 26%, on a full-year basis, due to the expiration of the Indian “tax holiday” benefit for our Bangalore delivery center, which will reach its ten-year maximum benefit period on March 31, 2009.

Net Income

Net income increased from $10.1 million in 2007 to $35.5 million in 2008, representing an increase of $25.4 million, or 251.5%. The increase in net income was due primarily to our increase in operating income of $34.3 million, partially offset by our increase in financial expenses, representing $5.6 million, and our increase in taxes, representing $3.7 million.

2007 Compared to 2006

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase
	2006	2007	$	%
Revenues	$474,318	$560,266	85,948	18.1
Cost of revenues.	343,169	399,356	56,187	16.4
Gross profit	$131,149	$160,910	29,761	22.7
Gross margin	27.7%	28.7%

Revenues

Our revenues increased from $474.3 million in 2006 to $560.3 million in 2007, representing an increase of $85.9 million, or 18.1%. Approximately $34.4 million of this increase was attributable to acquisitions. Of the remaining amount, $30.5 million represents growth in our System Integration and Application Development segment, $20.0 million represents growth in our Software Product Engineering segment and $1.1 million represents growth in our Software Distribution segment.

Cost of Revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $343.2 million in 2006 to $399.4 million in 2007, representing an increase of $56.2 million, or 16.4%. Approximately $20.4 million of this increase was attributable to acquisitions, and the remaining amount was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $131.1 million in 2006 to $160.9 million in 2007, representing an increase of $29.8 million, or 22.7%. The increase was primarily due to our increase in revenues. Approximately $14.0 million of the increase was attributable to acquisitions, and the remaining amount was related to our other revenue growth. Gross margin increased from 27.7% in 2006 to 28.7% in 2007, primarily due to the expansion of our higher-margin NessPRO Global software product distribution business.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2006	2007	$	%
Selling and marketing	$34,341	$41,735	7,394	21.5
General and administrative	63,197	88,403	25,206	39.9
Arbitration settlement and related charges	—	15,210	15,210	N/A
Total operating expenses	97,538	145,348	47,810	49.0
Operating income	$33,611	$15,562	(18,049)	(53.7)

Selling and Marketing

Selling and marketing expenses increased from $34.3 million in 2006 to $41.7 million in 2007, representing an increase of $7.4 million, or 21.5%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $4.4 million.

General and Administrative

General and administrative expenses increased from $63.2 million in 2006 to $88.4 million in 2007, representing an increase of $25.2 million, or 39.9%. This increase was due primarily to increases in salary expenses and related benefits, representing $13.3 million, expenses associated with our management transitions, representing $3.4 million, acquisitions, representing $3.5 million and consulting expenses, representing $1.3 million.

Arbitration Settlement and Related Charges

In 2007, we recorded charges of $15.2 million attributable to the settlement of a long-running arbitration case with a former customer with whom we were in dispute over a contract issue, for which there was no corresponding amount in 2006. The charges consisted of a settlement payment of $9.0 million, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6.2 million.

Operating Income

Operating income decreased from $33.6 million in 2006 to $15.6 million in 2007, representing a decrease of $18.0 million, or 53.7%. The decrease was mainly attributable to our arbitration settlement and related charges, representing $15.2 million, and the increase in our general and administrative expenses, representing $25.2 million.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2006	2007	$	%
Operating income	$33,611	$15,562	(18,049)	(53.7)
Financial expenses, net.	(1,280)	(30)	1,250	(97.7)
Gain on sale of a cost investment	5,001	—	(5,001)	(100.0)
Other income (expenses), net	348	(817)	(1,165)	N/A
Income before taxes on income	37,680	14,715	(22,965)	(60.9)
Taxes on income.	8,035	4,628	(3,407)	(42.4)
Equity in (losses) and gain from disposal of an affiliate	168	—	(168)	(100.0)
Net income	$29,813	$10,087	(19,726)	(66.2)

Financial Expenses, Net

Financial expenses, net, decreased from $1.3 million in 2006 to $30,000 in 2007, representing a decrease of $1.3 million. The decrease resulted primarily from a decrease in our interest expenses due to a repayment of high interest loans in 2006, representing $0.7 million, and favorable foreign currency exchange effects, representing $0.8 million, partially offset by interest expenses from new debt obtained for the purpose of financing acquisitions in 2007, representing $0.4 million. Our average net cash decreased from $14.9 million in 2006 to $11.0 million in 2007.

Gain on Sale of a Cost Investment

In 2006, we had a one-time gain from the sale of our non-controlling interest in the company dbMotion, net of related expenses, representing $5.0 million, for which there was no corresponding income in 2007.

Other Income (Expenses), Net

Other income (expenses), net changed from income of $0.3 million in 2006 to expenses of $0.8 million in 2007. This change was primarily due to the write-off of a cost investment in 2007, representing $0.7 million, and consideration received in 2006 for a third party transaction, representing $0.4 million, net of expenses.

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

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2008. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
	(Unaudited) (Dollars in Thousands)
Revenues	$125,778	$125,762	$138,687	$170,039	$159,732	$170,586	$164,111	$170,377
Cost of revenues	89,676	89,677	99,730	120,273	114,390	117,995	120,945	121,788
Gross profit	36,102	36,085	38,957	49,766	45,342	52,591	43,166	48,589
Operating expenses:
Selling and marketing	9,472	9,293	9,854	13,116	13,208	14,538	13,487	15,372
General and administrative	19,914	21,367	20,140	26,982	22,105	26,817	24,986	27,727
Arbitration settlement and related charges	—	—	—	15,210	—	—	—	—
Gain from sale of SAP sales and distribution operations, net	—	—	—	—	—	—	(18,366)	—
Total operating expenses	29,386	30,660	29,994	55,308	35,313	41,355	20,107	43,099
Operating income (loss)	6,716	5,425	8,963	(5,542)	10,029	11,236	23,059	5,490
Financial income (expenses), net	389	(74)	123	(468)	(1,416)	(1,032)	(1,187)	(2,032)
Other income (expenses), net	6	(62)	(117)	(644)	—	—	(392)	—
Income before taxes on income	7,111	5,289	8,969	(6,654)	8,613	10,204	21,480	3,458
Taxes on income	1,396	1,126	1,660	446	1,719	2,114	5,333	(870)
Net income (loss)	$5,715	$4,163	$7,309	$(7,100)	$6,894	$8,090	$16,147	$4,328

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

In October 2008, we reorganized our operating segments to correspond to our three primary service lines, in line with changes made in the Company’s management structure. Segment data for prior periods has been restated to reflect the current organization of the segments.

Our operating segments are:

(1)	Software Product Engineering, in which, through our Software Product Labs business unit, we offer software product research and development services. We set up these labs for clients and operate them on an ongoing basis, enabling us to collaborate with our clients’ engineering teams to extend their capacity and budgets throughout the software product life cycle. We locate our Software Product Labs predominantly in India and in Central and Eastern Europe and we operate them across multiple locations as needed to optimize global delivery. They serve primarily customers in North America and Europe, and may include team members local to the client.
(2)	System Integration and Application Development, in which we offer a broad set of IT services to our clients in the area of system integration, application development and consulting. We provide these services in 18 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences & healthcare, manufacturing and transportation, retail, and others.
(3)	Software Distribution, in which, through our NessPRO business unit, we market and sell enterprise software licenses of third-party software vendors to corporate clients in geographies which are partially or totally uncovered by the software vendors’ own sales forces. We also provide a range of implementation, customization and support services related to those licenses. We resell products mostly in Israel, Italy, Spain and Portugal for over 30 third-party software vendors.

Segment operating profit is defined as income from operations excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, general, administrative and delivery costs. Certain general and administrative expenses, stock-based compensation and a portion of depreciation and amortization are not specifically allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against our total income from operations. Additionally, our management has determined that it is not practical to allocate certain identifiable assets by segment, when such assets are used interchangeably among the segments.

The table below presents financial information for our three reportable segments (dollars in thousands).

	Year Ended December 31,
	2006	2007	2008
Segment Data:
Revenues:
Software Product Engineering	$58,365	$78,341	$97,471
System Integration and Application Development	383,426	429,212	504,975
Software Distribution	32,527	52,713	62,360
	$474,318	$560,266	$664,806
Operating Income (Loss):
Software Product Engineering	$9,701	$9,508	$10,358
System Integration and Application Development	22,745	6,343	31,727
Software Distribution	8,381	12,678	21,422
Unallocated Expenses	(7,216)	(12,967)	(13,693)
	$33,611	$15,562	$49,814

Liquidity and Capital Resources

Overview

As of December 31, 2008, we had cash and cash equivalents, restricted cash and short-term bank deposits of $58.7 million compared to $46.1 million as of December 31, 2007. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographies to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2007	2008
Net cash provided by operating activities	$16,131	$33,899
Net cash used in investing activities	(57,217)	(43,817)
Net cash provided by financing activities	33,409	28,803
Effect of exchange rate changes on cash and cash equivalents	4,099	(11,323)
Increase (decrease) in cash and cash equivalents	(3,578)	7,562
Cash and cash equivalents at the beginning of the year	46,675	43,097
Cash and cash equivalents at the end of the year	$43,097	$50,659

2008 Compared to 2007

Net cash provided by operating activities was $33.9 million in 2008, compared to $16.1 million in 2007. The major factors contributing to the increase were higher net income, net of a gain from the sale of our Israeli SAP sales and distribution operations, representing $7.0 million, an increase in advances from customers and deferred revenues in 2008 compared to a decrease during 2007, representing $20.0 million, and an improvement in our cash collection efforts reflected in a smaller increase in our total trade receivables, representing $8.8 million, offset by a decrease in trade payables in 2008 compared to an increase in trade payables in 2007, representing $12.6 million, and a $9.5 million payment made in the first quarter of 2008 in respect of an arbitration settlement with a former customer provided for in the fourth quarter of 2007.

Net cash used in investing activities was $43.8 million in 2008, compared with $57.2 million in 2007. The major factors contributing to the decrease were proceeds from the sale of our Israeli SAP sales and distribution operations, representing $14.9 million, a decrease in net cash paid for the acquisition of consolidated subsidiaries, representing $7.9 million, and lower payments in connection with acquisitions of subsidiaries in prior periods, representing $2.6 million, offset by increased investments in short-term bank deposits, representing $5.9 million, an increase in purchase of property and equipment, representing $4.4 million, and receipt of the remaining net proceeds from the sale of our interest in dbMotion in 2007 for which there was no corresponding amount in 2008, representing $1.9 million.

Net cash provided by financing activities was $28.8 million in 2008, compared with $33.4 million in 2007. The major factors contributing to the decrease were lower proceeds from new long-term bank loans, representing $20.7 million, and an acquired subsidiary’s dividends paid to its former shareholder in 2008 for which there was no corresponding amount in 2007, representing $10.0 million, the repurchase of shares as part of our share repurchase plan, representing $2.4 million, offset by net proceeds from short-term bank credit in 2008 compared to net repayment in 2007, representing $26.2 million.

The effect of exchange rate changes on cash and cash equivalents was ($11.3) million in 2008, compared to $4.1 million in 2007. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-Term and Short-Term Debt

In March 2008, one of our Israeli subsidiaries obtained a long-term loan of NIS 21.0 million (approximately $5.5 million at the exchange rate prevailing on December 31, 2008), from a commercial bank. The loan matures over five years and bears interest at a fixed rate. Principal and interest are paid quarterly. In addition, in October 2008, one of our Israeli subsidiaries obtained a short-term loan of NIS 30.0 million (approximately $7.9 million at the exchange rate prevailing on December 31, 2008) from a commercial bank. The principal of the loan matures over a period of one year, and bears interest at a fixed rate which is paid semi-annually. The long-term loan and short-term loans obtained by this Israeli subsidiary contain covenants, which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary; and which place limitations on merging, transferring or pledging assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of December 31, 2008, we were in compliance and expect to remain in compliance with these covenants.

In March 2008, we obtained a long-term loan in the amount of €12.0 million (approximately $17.0 million at the exchange rate prevailing on December 31, 2008) from a commercial bank. The loan matures over five years with principal payments commencing in the third year, and bears interest at a variable rate paid quarterly. In addition, in March 2008, we obtained a short-term loan in the amount of $5.5 million from a commercial bank. The loan bore interest at a variable rate and matured on April 30, 2008, and interest was paid upon maturity of the loan. The loan was renewed at maturity for an additional six months on substantially similar terms. In October and November 2008, the short-term loan was renewed again, and we obtained additional short-term loans totaling $8.0 million. The loans bear a weighted average interest rate of 5.34% and mature over a period of approximately six months. The long-term loan and the short-term loan contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging, transferring or pledging assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of December 31, 2008, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.3 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee.

At December 31, 2008, we had three long-term loans taken in 2007 to fund acquisitions: a long-term loan from a commercial bank in the amount of €9.0 million, or $12.7 million, to fund the acquisition of NessPRO Italy S.p.A., taken in September 2007; a long-term loan from a commercial bank in the amount of €13.9 million, or $19.7 million, to fund the acquisition of FMC Consulting and Informatics Ltd., taken in November 2007; and a long-term loan from a commercial bank in the amount of $12.0 million to fund the acquisition of MS9 Consulting LLC, taken in November 2007. The loans mature over five years with principal payments commencing in the third year, and bear interest at fixed and variable rates paid quarterly. The long-term loans contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and a minimum consolidated stockholders’ equity; and which place limitations on merging or transferring assets. As of December 31, 2008, we are in compliance and expect to remain in compliance with these covenants. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

At December 31, 2008, one of our Israeli subsidiaries had a long-term loan denominated in NIS (linked to the Israeli Consumer Price Index), of $1.3 million. The long-term loan, borrowed from a commercial bank in December 2003, bore an annual interest rate of 6.5%, and was repaid on January 1, 2009.

Bank guarantees obtained by the above-mentioned Israeli subsidiary contain covenants, which, among other things, require a minimum net income of our subsidiary and a minimum stockholders’ equity of our Israeli subsidiary; and which place limitations on merging or transferring assets. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement, and to foreclose on any collateral. As of December 31, 2008, we were in compliance with these covenants.

At December 31, 2008, one of our non-U.S. subsidiaries had short-term borrowings denominated in Euros aggregating to $2.0 million with a weighted average interest rate of 6.84%.

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

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts, other than as disclosed in Note 2n of our financial statements included elsewhere in this report, or any synthetic leases.

Contractual Obligations

Our major outstanding contractual obligations related to our long-term debt, operating leases and accrued severance pay. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2008 (dollars in thousands):

	Total	Less Than 1 Year	1 – 3 Years	More Than 3 Years
Long-term debt	$68,062	$7,089	$40,259	$20,714
Interest payments(1)	8,433	3,380	4,377	676
Operating leases	93,205	27,777	35,813	29,615
Uncertain income tax positions(2)	3,177	—	—	—
Accrued severance pay(3)	55,014	—	—	—
Derivative instruments(4)	5,689	—	—	—
Guarantees	48,146	—	—	—
Total	$281,726	$38,246	$80,449	$51,005

(1)	Amount represents interest on fixed and variable rate debt, prevailing on December 31, 2008.
(2)	Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. See Note 11g, “Income Taxes,” to the consolidated financial statements included in this report.
(3)	Accrued severance pay relates primarily to accrued severance obligations to our Israeli employees as required under Israel’s Severance Pay Law in the amount of $52.6 million, payable only upon termination, retirement or death of the respective employee. Of this amount, $46.1 million was funded through deposits into severance pay funds, leaving a net obligation of $6.5 million.
(4)	Actual payments may differ from the amount presented due to future changes of foreign currency exchange rates and interest rates.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS 141R will have an impact on our consolidated financial statements when adopted, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the two Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. As described in Note 2m of our financial statements included elsewhere in this report, “Fair Value Measurement,” we adopted Statement 157 and the related FASB staff positions except for those items specifically deferred under FSP No. FAS 157-2.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 may have on our financial condition and results of operations. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal year 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial statement.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We have direct operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients in their applicable local currencies, Euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in those countries where we conduct business. Our earnings are predominantly affected by fluctuations in the value of the U.S. dollar as compared to the New Israeli Shekel, the U.S. dollar as compared to the Indian Rupee and to some extent by fluctuations in intra-European currency rates.

In order to reduce the effect of such movements on our earnings, we entered into certain foreign exchange forward contracts to hedge our exposure against the Indian Rupee. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

An increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in 2008 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $2.1 million for that period, while a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in 2008 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $1.9 million for that period.

During the first quarter of 2008 we entered into an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt. Our interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the October 2008 acquisition of Logos a.s., which is included in our 2008 Consolidated Financial Statements, and which represented 2.4% of consolidated total assets and 0.4% of consolidated shareholders’ equity as of December 31, 2008, and 1.6% of consolidated net revenues and 4.8.% of consolidated net income for the year ended December 31, 2008. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report immediately following.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ness Technologies, Inc.

We have audited Ness Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ness Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary under the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Logos a.s., which is included in the 2008 consolidated financial statements of Ness Technologies, Inc. and which constituted 2.4% of total assets and 0.4% of shareholders’ equity as of December 31, 2008, and 1.6% of revenues and 4.8% of net income for the year then ended. Our audit of internal control over financial reporting of Ness Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Logos a.s.

In our opinion, Ness Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ness Technologies, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2009	A Member of Ernst & Young Global

Changes in Internal Control

As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2009 in connection with our annual meeting of stockholders (the “Proxy Statement”) under the headings “Directors and Executive Officers,” “Voting Securities and Principal Holders Thereof” and “Compensation of Directors and Executive Officers.”

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

1. Financial Statements as of December 31, 2007 and December 31, 2008 and for each of the three years in the period ended December 31, 2008 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(3)	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+10.11(3)	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+10.12(5)	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.14(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.15(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.16(6)	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruška.
+10.17(8)	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation)

Exhibit Number	Description
+10.18(7)	Bonus Agreement, dated as of April 1, 2007, between Ness AT Ltd. and Shachar Efal (English translation).
+10.19	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.20	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
10.21(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24	Powers of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on May 10, 2006.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tel Aviv, State of Israel on the 16th day of March, 2009.

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

Signature	Title	Date
/s/ Aharon Fogel Aharon Fogel	Chairman of the Board	March 16, 2009
/s/ Issachar Gerlitz Issachar Gerlitz	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2009
/s/ Ofer Segev Ofer Segev	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	March 16, 2009
/s/ Morris Wolfson Morris Wolfson	Director	March 16, 2009
/s/ Satyam C. Cherukuri Dr. Satyam C. Cherukuri	Director	March 16, 2009
/s/ Dan S. Suesskind Dan S. Suesskind	Director	March 16, 2009
/s/ P. Howard Edelstein P. Howard Edelstein	Director	March 16, 2009
/s/ Gabriel Eichler Gabriel Eichler	Director	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NESS TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2009	A Member of Ernst & Young Global

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$43,097	$50,659
Restricted cash	602	2,331
Short-term bank deposits	2,361	5,703
Trade receivables (net of allowance for doubtful accounts of $3,145 and $4,287 at December 31, 2007 and 2008, respectively)	182,281	200,118
Unbilled receivables	37,634	35,585
Other accounts receivable and prepaid expenses	31,249	31,344
Work in progress	1,796	1,532
Total current assets	299,020	327,272
Long-term Assets:
Long-term prepaid expenses and other assets	9,345	6,806
Unbilled receivables	8,919	9,220
Deferred income taxes, net	7,806	8,356
Severance pay fund	49,731	46,478
Property and equipment, net	34,072	36,733
Intangible assets, net	17,011	22,073
Goodwill	263,444	290,055
Total long-term assets	390,328	419,721
Total assets	$689,348	$746,993

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (continued)
U.S. Dollars in Thousands (Except Share and Par Value Data)

	December 31,
	2007	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$2,819	$18,072
Current maturities of long-term debt	1,662	7,089
Trade payables	54,536	47,072
Advances from customers and deferred revenues	26,917	33,280
Other accounts payable and accrued expenses	120,493	124,697
Total current liabilities	206,427	230,210
Long-term Liabilities:
Long-term debt, net of current maturities	47,191	60,973
Other long-term liabilities	4,864	6,444
Deferred income taxes.	2,228	2,673
Accrued severance pay	57,465	55,014
Total long-term liabilities	111,748	125,104
Commitments and Contingent Liabilities
Stockholders’ Equity:
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2007 and 2008; Issued: 39,196,908 at December 31, 2007 and 39,628,994 at December 31, 2008; Outstanding: 39,196,908 at December 31, 2007 and 39,087,253 at December 31, 2008	392	396
Additional paid-in capital	322,716	330,128
Accumulated other comprehensive income	24,594	4,614
Retained earnings	23,471	58,930
Treasury stock, at cost (0 shares at December 31, 2007 and 541,741 at December 31, 2008)	—	(2,389)
Total stockholders’ equity	371,173	391,679
Total liabilities and stockholders’ equity	$689,348	$746,993

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
U.S. Dollars in Thousands (Except Per Share Data)

	Year Ended December 31,
	2006	2007	2008
Revenues	$474,318	$560,266	$664,806
Cost of revenues	343,169	399,356	475,118
Gross profit	131,149	160,910	189,688
Operating expenses:
Selling and marketing	34,341	41,735	56,605
General and administrative	63,197	88,403	101,635
Arbitration settlement and related charges	—	15,210	—
Gain from sale of Israeli SAP sales and distribution operations, net	—	—	(18,366)
Total operating expenses	97,538	145,348	139,874
Operating income	33,611	15,562	49,814
Financial expenses, net	(1,280)	(30)	(5,667)
Gain on sale of cost investment	5,001	—	—
Other income (expenses), net	348	(817)	(392)
Income before taxes on income	37,680	14,715	43,755
Taxes on income	8,035	4,628	8,296
Equity in (losses) and gain from disposal of an affiliate	168	—	—
Net income	$29,813	$10,087	$35,459
Earnings per share:
Basic earnings per share	$0.83	$0.26	$0.90
Diluted earnings per share	$0.82	$0.26	$0.89

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Comprehensive Income	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2005	34,771,837	$348	$282,669	$(27)	$(13,559)	$(14,929)		$254,502
Reclassification of deferred stock compensation to additional paid-in capital	—	—	(27)	27	—	—		—
Exercise of options granted to employees and others	3,866,845	39	30,363	—	—	—		30,402
Tax benefits related to exercise of stock options	—	—	2,343	—	—	—		2,343
Stock based compensation related to options granted to employees	—	—	583	—	—	—		583
Redeemable options	—	—	1,868	—	—	—		1,868
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	13,103	—	$13,103	13,103
Realized losses on available-for-sale marketable securities, net of tax	—	—	—	—	41	—	41	41
Net income	—	—	—	—	—	29,813	29,813	29,813
Total comprehensive income							$42,957
Balance as of December 31, 2006	38,638,682	$387	$317,799	$—	$(415)	$14,884		$332,655
Unrealized losses on available-for-sale marketable securities, net of tax					$(1)
Accumulated foreign currency translation adjustment as of December 31, 2006					(414)
Accumulated other comprehensive loss as of December 31, 2006					$(415)

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Income (Loss)	Retained Earnings	Total Comprehensive Income	Total Stockholders’ Equity
	Stock	Amount

Balance as of December 31, 2006	38,638,682	$387	$317,799	$(415)	$14,884		$332,655
Exercise of options granted to employees and others	558,226	5	2,952	—	—		2,957
Tax benefits related to exercise of stock options	—	—	580	—	—		580
Stock based compensation related to options granted to employees and others	—	—	1,385	—	—		1,385
Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	(1,500)		(1,500)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	25,013	—	$25,013	25,013
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	(4)	—	(4)	(4)
Net income	—	—	—	—	10,087	10,087	10,087
Total comprehensive income.						$35,096
Balance as of December 31, 2007	39,196,908	$392	$322,716	$24,594	$23,471		$371,173
Unrealized losses on available-for-sale marketable securities, net of tax				$(5)
Accumulated foreign currency translation adjustment as of December 31, 2007				24,599
Accumulated other comprehensive income as of December 31, 2007				$24,594

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Income (Loss)	Retained Earnings	Treasury Stock	Total Comprehensive Income	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2007	39,196,908	$392	$322,716	$24,594	$23,471	$—		$371,173
Exercise of options granted to employees and others	432,086	4	4,313	—	—	—		4,317
Repurchase of shares	(541,741)	—	—	—	—	(2,389)		(2,389)
Tax benefits related to exercise of stock options	—	—	296	—	—	—		296
Stock based compensation related to options and restricted stock units granted to employees and others	—	—	2,803	—	—	—		2,803
Comprehensive income:
Foreign currency translation adjustments	—	—	—	(15,980)	—	—	$(15,980)	(15,980)
Unrealized losses on hedging activities	—	—	—	(3,489)	—	—	(3,489)	(3,489)
Unrealized losses on interest swap	—	—	—	(511)	—	—	(511)	(511)
Net income	—	—	—	—	35,459	—	35,459	35,459
Total comprehensive income							$15,479
Balance as of December 31, 2008	39,087,253	$396	$330,128	$4,614	$58,930	$(2,389)		$391,679
Unrealized losses on interest swap				$(511)
Unrealized losses on hedging activities				(3,489)
Accumulated foreign currency translation adjustment as of December 31, 2008				8,614
Accumulated other comprehensive income as of December 31, 2008				$4,614

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in Thousands

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$29,813	$10,087	$35,459
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	583	1,610	3,034
Equity in (losses) and gain from disposal of an affiliate	(168)	—	—
Currency fluctuation of long-term debt	116	87	62
Depreciation and amortization	12,161	13,572	18,528
Arbitration settlement and related charges	—	15,210	(9,452)
Loss on sale of property and equipment	198	224	262
Gain from sale of Israeli SAP sales and distribution operations, net	—	—	(18,366)
Excess tax benefits related to exercise of options	(2,343)	(580)	(296)
Gain on sale of cost investment	(5,001)	—	—
Loss from impairment and sale of cost investments	—	730	304
Realized gain on sale of marketable securities	(128)	—	—
Increase in trade receivables, net	(22,895)	(21,801)	(13,048)
Decrease (increase) in unbilled receivables	(10,479)	9,040	6,769
Decrease (increase) in other accounts receivable and prepaid expenses	415	(8,014)	(1,942)
Decrease (increase) in work in progress	2,363	(1,189)	(84)
Decrease (increase) in long-term prepaid expenses	(419)	(1,758)	1,793
Deferred income taxes, net	(730)	(4,856)	4,384
Increase (decrease) in trade payables	(994)	4,106	(8,501)
Increase (decrease) in advances from customers and deferred revenues	21,188	(9,397)	10,601
Increase in other long-term liability	749	1,742	1,581
Increase (decrease) in other accounts payable and accrued expenses	(20,495)	7,032	1,847
Increase in accrued severance pay, net	455	286	964
Net cash provided by operating activities	4,389	16,131	33,899

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
U.S. Dollars in Thousands

	Year Ended December 31,
	2006	2007	2008
Cash flows from investing activities:
Net cash paid for acquisitions of consolidated subsidiaries	(23,401)	(36,890)	(29,039)
Proceeds from sale of investments at cost	3,135	1,866	219
Proceeds from sale of Israeli SAP sales and distribution operations, net	—	—	14,863
Additional payments in connection with acquisitions of subsidiaries in prior periods	(5,162)	(10,241)	(7,627)
Proceeds from maturity of (investment in) short-term bank deposits	38,368	(682)	(6,584)
Proceeds from sale of marketable securities	2,779	—	—
Investment in affiliate at cost	(730)	—	—
Proceeds from sale of property and equipment	605	293	346
Purchase of property and equipment and capitalization of software developed for internal use	(13,224)	(11,563)	(15,995)
Capitalization of software development costs	(233)	—	—
Net cash provided by (used in) investing activities	2,137	(57,217)	(43,817)
Cash flows from financing activities:
Exercise of options	$30,234	$2,957	$4,317
Repurchase of shares	—	—	(2,389)
Acquired subsidiary’s dividends to its former shareholder	—	—	(10,048)
Excess tax benefits related to exercise of options	2,343	580	296
Short-term bank loans and credit, net	(19,764)	(11,931)	14,278
Proceeds from long-term debt	—	46,226	25,483
Principal payments of long-term debt	(7,874)	(4,423)	(3,134)
Net cash provided by financing activities	4,939	33,409	28,803
Effect of exchange rate changes on cash and cash equivalents	1,631	4,099	(11,323)
Increase (decrease) in cash and cash equivalents	13,096	(3,578)	7,562
Cash and cash equivalents at the beginning of the year	33,579	46,675	43,097
Cash and cash equivalents at the end of the year	$46,675	$43,097	$50,659
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$2,222	$1,687	$6,536
Taxes	$14,965	$9,783	$8,899
Non-cash activity:
Reclassification to equity of redeemable options accrual upon partial exercise of options	$1,868	$—	$—
Accrual for additional consideration for acquisitions	$11,271	$7,678	$14,325
Mark-to-market of foreign exchange forward contracts and interest rate swap	$—	$—	$4,000
Deferred income related to maintenance and support services transferred to SAP AG	$—	$—	$4,199
Receivables from sale of investment, net of related expenses	$1,866	$—	$—

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General

a. Introduction

Ness Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Delaware in March 1999, and operates through its subsidiaries (together “the Group”) in Israel, North America, Europe and Asia.

The Group is a global provider of IT and business services and solutions with specialized expertise in software product engineering; system integration, application development and consulting; and software distribution. The Group delivers its portfolio of solutions and services using a global delivery model combining offshore, near-shore and local teams. The primary verticals the Group serves include high-tech companies and independent software vendors; utilities and government; financial services; defense and homeland security; and life sciences & healthcare.

b. Acquisitions of subsidiaries:

2006 Acquisitions

1. Innova

On February 28, 2006, the Company acquired all of the outstanding shares of Olas Software Solutions, Inc., d/b/a Innova Solutions (“Innova”), a provider of IT services and solutions based in the United States and India, for cash consideration of $15,000, plus related purchase costs of $249. Innova’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $11,434 was allocated to goodwill, $2,488 to amortizable intangible assets, and $1,327 to tangible assets, net of assumed liabilities. Amortizable intangible assets are amortized over their estimated useful lives, which are five years for customer relations and two years for backlog. In addition, the Company paid earn-outs, related to the achievement of business goals in 2006 and 2007, totaling $10,000, which increased goodwill. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment and its Software Product Engineering segment.

2. Selesta España

On December 14, 2006, the Company acquired all of the outstanding shares of Selesta España (“Selesta España”), an IT software distribution company based in Spain, for cash consideration of $10,579 plus related purchase costs of $125. Selesta España’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the purchase price, $9,926 was allocated to goodwill, $1,037 to amortizable intangible assets, $62 to tangible assets, net of assumed liabilities, and to $321 deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which is five years. Goodwill resulting from this acquisition was assigned to the Company’s Software Distribution segment.

2007 Acquisitions

3. Advanced Industrial Management Company Limited

On May 15, 2007, the Company acquired all of the outstanding shares of Advanced Industrial Management Company Limited (“AIM”), a privately-held software distributor in Thailand, for cash consideration of $2,400, plus related purchase costs of $167. AIM’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the purchase price, $1,911 was allocated to goodwill, $766 was allocated to amortizable intangible assets, $181 to tangible assets, net of assumed liabilities, and to a $291 deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which is five years. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

4. Selesta Italia

On September 5, 2007, the Company acquired substantially all of the outstanding shares of Selesta S.p.A., a privately-held IT software distribution company based in Italy (“Selesta Italia”) for cash consideration of $12,189, plus related purchase costs of $261. The acquisition was funded through a long-term loan in the amount of €9.0 million, or approximately $12,761, from a commercial bank. Selesta Italia’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $16,554 was allocated to goodwill, $5,662 to amortizable intangible assets, $7,898 to assumed liabilities, net of tangible assets, and to a $1,868 deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which is eight years. In addition, the Company paid an earn-out, related to the achievement of business goals in 2007, of $1,654, and provided at December 31, 2008 for a payment of $2,432, related to the achievement of business goals in 2008, each of which increased goodwill. With the acquisition of Selesta Italia, the Company expanded its NessPRO business, which distributes enterprise licenses for third-party software products. Goodwill resulting from this acquisition was assigned to the Company’s Software Distribution segment.

The total restructuring costs associated with exiting activities undertaken by Selesta Italia were $2,554, consisting primarily of severance expense. These costs were recognized as liabilities assumed and included in the allocation of the purchase price and, accordingly, resulted in an increase of goodwill. Through December 31, 2008, payments in the aggregate amount of $1,487 were made in connection with the plan. As of December 31, 2008, the remaining accruals amounted to $995, after adjusting for changes in foreign exchange rates.

Additionally, in December 2007, the Company initiated an additional restructuring plan to improve efficiencies in operations by involuntarily terminating certain of Selesta Italia’s employees and certain leased facilities, in the total amount of $3,537. Through December 31, 2008, payments in the aggregate amount of $3,611 were made in connection with the plan. As of December 31, 2008, remaining accruals amounted to $134, after adjusting for changes in foreign exchange rates.

5. MS9

On October 2, 2007, the Company acquired all of the outstanding ownership interests of MS9 Consulting LLC (“MS9”), a privately-held IT services company based in the United States, for cash consideration of $11,375, plus related purchase costs of $233. The acquisition was funded through a long-term loan in the amount of $12,000 from a commercial bank. MS9’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $9,482 was allocated to goodwill, $2,495 to amortizable intangible assets and $369 to assumed liabilities, net

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

of tangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which are seven years for customer relations and two years for backlog. In addition, the Company provided at December 31, 2008 for a payment of $2,413 related to the achievement of business goals in 2008, which increases goodwill. An additional payment of up to $3,063 may be paid in 2010, should MS9 achieve certain business goals for fiscal year 2009. With the acquisition of MS9, the Company increased its penetration of the healthcare vertical in the United States. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

6. FMC

On November 22, 2007, the Company acquired all of the outstanding shares of FMC Consulting and Informatics Ltd. (“FMC”), a privately-held IT consulting and services company based in Hungary, for cash consideration of $20,645, plus related purchase costs of $203. The acquisition was funded through a long-term loan in the amount of €13,910 from a commercial bank. FMC’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $17,551 was allocated to goodwill, $3,552 to amortizable intangible assets, $455 to tangible assets, net of assumed liabilities, and to a $710 deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which are five years for customer relations and one year for backlog. In addition, the Company paid an earn-out, related to the achievement of business goals in 2007, of $4,198, and provided at December 31, 2008 for a payment of $7,450, related to the achievement of business goals in 2008, each of which increased goodwill. An additional payment of up to $7,450 may be paid in 2010, should FMC achieve certain business goals for fiscal year 2009. During the first six months of 2008, the Company also paid dividends owed by FMC to its former shareholder, aggregating to $10,048. With the acquisition of FMC, the Company strengthened its financial services vertical in Eastern Europe. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

2008 Acquisitions

7. Logos

On October 1, 2008, the Company acquired all of the outstanding capital stock of Logos a.s. (“Logos”), a privately-held, Czech-based leading IT services and consulting company. The purchase price was 1,030,700,000 Czech Crowns (approximately $59 million). At closing, the Company paid 502,800,000 Czech Crowns (approximately $29 million), of which 75,400,000 Czech Crowns (approximately $4 million) was placed in escrow for 6 months, and will pay up to 527,900,000 Czech Crowns (approximately $30 million) over the next three years, subject to the satisfaction of certain performance conditions for 2008, 2009 and 2010. The acquisition of Logos significantly increased the Company’s IT system integration and application development market share in the Czech Republic. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date (except for goodwill, which was updated to include the additional payments, in the amount of $2,030), using the exchange rate prevailing on that date, as follows:

Current assets	$16,499
Property and equipment	901
Customer relations	12,809
Backlog	1,021
Goodwill	14,631
Current liabilities	(12,549)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(2,030)
Long-term deferred tax liability	(1,626)
Total purchase price	$29,656

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

(a)	Logos’ current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity.
(b)	The value assigned to the customer-related intangibles amounted to $13,830. The fair value of Logos’ customer-related intangibles was determined using the Income Approach. Customer-related intangibles are amortized over their estimated useful lives, which are five years for customer relations and two years for backlog.
(c)	Included in deferred tax liability is a liability of $2,710 recorded by the Company for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.
(d)	Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired.

8. Pro Forma Financial Information

The following table for the years ended December 31, 2007 and 2008 presents certain combined unaudited statements of income data as if the 2008 acquisition of Logos had occurred on January 1, 2007 and 2008, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	December 31,
	2007	2008
	(Unaudited)
Revenues	$598,805	$705,297
Net income	$7,463	$32,218
Earnings per Share:
Basic	$0.19	$0.82
Diluted	$0.19	$0.81

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2007 and 2008, nor is it necessarily indicative of future results.

c. Sale of Israeli SAP Sales and Distribution Operations:

On August 14, 2008, the Company sold its SAP sales and distribution operations in Israel to SAP AG. Under the terms of the agreement, SAP AG acquired from the Company selected assets related to the distribution, support and maintenance of SAP technology and solutions. The purchase price for the assets was €19.0 million (approximately $29 million), of which €13.0 million (or $20.0 million) was settled at closing and up to €6.0 million (approximately $9.0 million) is to be paid over the next two years, subject to the satisfaction of certain performance criteria for 2008 and 2009. As a result of the transaction, the Company recognized a gain of $18.4 million, net of related expenses. Proceeds from the sale were net of €2.8 million (approximately $4.2 million) of deferred income related to maintenance and support services transferred to SAP AG.

d. Major customers:

For the years ended December 31, 2006, 2007 and 2008, the highest percentage of the Group’s revenues from any single external customer did not exceed 5%, 5% and 4%, respectively, and the percentage of revenues derived, in aggregate, from agencies of the government of Israel was 10%, 11% and 12%, respectively. The revenues from the agencies of the government of Israel were primarily related to the Company’s system integration and application development segment.

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

e. Restricted cash:

Restricted cash is held towards fulfillment of forward contract obligations. The restricted cash is invested in short-term deposits.

f. Work in progress:

Work in progress includes costs incurred related to long-term IT services contracts as determined by the percentage of completion method of accounting.

g. Investment in affiliates:

During 2006, the Company recorded $103 of equity in loss from its investment in an affiliate. The investment was sold in December 2006. The gain of $271 is presented in equity in (losses) and gain from disposal of affiliate in the consolidated income statements.

h. Investment at cost:

In December 2006, the Company sold its shares in a private company, the investment in which was accounted for under the cost method in accordance with Accounting Principles Board Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), to the remaining shareholders for a total consideration of $5,001, net of related expenses. The gain is presented in other income (expenses), net, in the consolidated income statements.

In December 2007, the Company impaired its investment balance of $730 in a private company, the investment in which was accounted for under the cost method in accordance with APB 18, since the investee became insolvent and it is unlikely that the investment balance will be recovered. The impairment charge is presented in other income (expenses), net, in the consolidated income statements.

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

Note 2 — Significant Accounting Policies  – (continued)

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

k. Impairment of long-lived assets:

The Group’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2006, 2007 and 2008, no impairment losses were recorded.

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

The Company performs its annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill at the level of the reporting units. In the first step, or Step 1, the Company compares the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then the Company must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. To determine the fair value used in Step 1, the Company uses discounted cash flows. If and when the Company is required to perform a Step 2 analysis, determining the fair value of its net assets and its off-balance sheet intangibles would require it to make judgments that involve the use of significant estimates and assumptions. The Company performed its annual impairment test as of December 31, 2008 and determined that the goodwill was not impaired.

The Company determines the fair value of a reporting unit using the Income Approach, which utilizes a discounted cash flow model, as it believes that this approach best approximates its fair value at this time. The Company has corroborated the fair values using the Market Approach. Judgments and assumptions related to revenue, gross profit, operating expenses, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

discounted cash flow model. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for its goodwill. Additionally, the Company evaluated the reasonableness of the estimated fair value of its reporting units by reconciling to its market capitalization. This reconciliation allowed the Company to consider market expectations in corroborating the reasonableness of the fair value of its reporting units. In addition, the Company compared its market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company, to the fair value of the Company based on a third-party valuation study. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. The Company’s market capitalization declined during the fourth quarter of 2008, and subsequently, as a result of market-driven declines in its stock trading price. This decline is consistent with overall market conditions and is not a result of changes in its expectations of future cash flows. The Company’s reconciliation of the gap between its market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets.

On October 1, 2008, the Company reorganized its operating segments to correspond to its three primary service lines (see Note 14), and it reallocated its goodwill balance as of October 1, 2008 to the new reportable segments based on their relative fair values as of that date.

During 2006 and 2007, no impairment losses were recorded.

m. Fair value measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP FAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP FAS 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

Concurrently with the adoption of SFAS 157, the Company adopted SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of December 31, 2008, the Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of December 31, 2008 were presented on the Company’s Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$293	$—	$293	$—
Total assets	$293	$—	$293	$—
Derivative instruments	$5,982	$—	$5,982	$—
Total liabilities	$5,982	$—	$5,982	$—

The fair value of long-term debt is estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt approximates their fair value.

n. Derivative instruments:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.

Fair Value Hedging Strategy:

The Company enters into forward exchange contracts to hedge a portion of its trade payables and receivables for a period of one to three months. The purpose of the Company’s foreign currency hedging activities is to protect the fair value of its trade payables and receivables due to foreign exchange rates.

The Company recognized gains (losses) of $286, $2,459 and ($3,997) during the years ended December 31, 2006, 2007 and 2008, respectively, which offset (losses) gains from foreign currency translation adjustment related to the hedged items. All amounts have been included in finance expenses in the statement of income.

During the year ended December 31, 2008, the Company entered into an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt, which qualifies as a cash flow hedge in accordance with SFAS 133. The Company's interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates. At December 31, 2008, the notional amount of interest rate swap was $12,000. The fair value of the interest rate swap at December 31, 2008 was a liability of $511. There was no ineffectiveness related to this derivative for the year ended December 31, 2008, with all unrealized losses, representing $511, being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at December 31, 2008 as the interest rate swap expires in November 30, 2012.

Cash Flow Hedging Strategy:

During the year ended December 31, 2008, the Company entered into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee. These

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

transactions are designated as cash flow hedges, in accordance with SFAS 133. At December 31, 2008, the notional amount of foreign exchange forward contracts the Company entered into was $43,900. The fair value of the foreign exchange forward contracts at December 31, 2008 was a liability of $3,489. The Company recorded financial expenses of $505 due to an ineffectiveness related to these foreign exchange forward contracts for the year ended December 31, 2008, with all unrealized losses, representing $3,489, being deferred in accumulated other comprehensive income. The liability is presented within other accounts payables and accrued expenses on the balance sheet at December 31, 2008 as the foreign exchange forward contracts mature through December 31, 2009.

As of December 31, 2007 and 2008, unrealized gains on the open hedging transactions included in other accounts receivables and prepaid expenses were $196 and $293, respectively, and unrealized losses on the open hedging transactions included in other account payables and accrued expenses were $20 and $5,471, respectively.

The Company has determined that foreign exchange forward contracts and interest rate swaps be considered Level 2 measurements according to SFAS 157, as the Company uses observable inputs other than quoted prices for the assets or liabilities. The Level 2 derivative positions are primarily valued using standard models that use as their bases readily observable market parameters.

The derivative instruments that the Company uses are designed to reduce the market risk associated with the exposure of its underlying transactions, assets and liabilities to fluctuations in currency exchange rates or interest rates. The Company believes that there is no significant risk of nonperformance by these counterparties because the Company monitors the credit ratings of counterparties with whom it has outstanding contracts with a significant mark-to-market positive amount, and limits its financial exposure with any one financial institution.

o. Revenue recognition:

The Group’s portfolio of solutions and services consists of: a) software product engineering, including both offshore and near-shore outsourcing, for which revenues are generated from either long-term fixed-price basis or time-and-materials basis contracts; b) system integration, application development and consulting, for which revenues are generated from either fixed-price basis or time-and-materials basis contracts; and; c) sales of third party software licenses.

1) Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Fixed-price basis engagements generally involve a period between the signing of the contract and the final customer acceptance exceeding one year. Fees are payable upon completion of agreed milestones. Such projects that require significant customization, integration and installation are recognized in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time and subcontractor costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Fixed price contracts that are not within the scope of SOP 81-1 are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”).

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

Most government contracts have termination for convenience clauses that provide the customer with the right to terminate the contract at any time. Such terminations could impact the Company’s assumptions regarding total contract revenues and expenses utilized in recognizing profit under the percentage-of-completion method of accounting. Changes to these assumptions could materially impact the Company’s results of operations and financial position. Historically, the Company has not experienced material terminations of its long-term government contracts.

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

If a contact involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The fair value of those elements is determined based on the price charged for those elements when sold separately. The Group’s accounting policy complies with the revenue determination requirements set forth in Emerging Issues

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

Task Force (“EITF”) issue No. 00-21, “Revenue Arrangement with Multiple Deliverables,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

3) Sales of third-party software licenses are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). As required by SOP 97-2, the Company determines the value of the software component of its multiple-element arrangements using the residual method when vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements of maintenance and support services. VSOE is based on the price charged when an element is sold separately or renewed. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

p. Accounting for stock-based compensation:

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s consolidated statements of income for 2006, 2007 and 2008 include compensation expense for share-based awards granted (i) prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model for service options and the Monte Carlo option pricing model for performance condition

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

options. The option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility is calculated based upon actual historical stock price movements. The expected term of options granted represents the period of time that options granted are expected to be outstanding, and is determined based on the simplified method in accordance with SAB No. 110. Upon the adoption of SFAS 123(R), the Company elected to use the simplified method to estimate the expected option term. The Company continues to use the simplified method as it has determined that sufficient data is not available to develop an estimate of the expected option term based upon historical participant behavior. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The fair value was estimated at the date of grant using the following weighted average assumptions for the Black-Scholes model and the following assumptions for the Monte Carlo model:

	Black-Scholes			Monte Carlo
	2006	2007	2008	2007 and 2008
Dividend yield	0%	0%	0%	0%
Expected volatility	33%	32%	35%	29 – 31%
Risk-free interest	5.1%	4.25%	2.08%	3.05 – 4.95%
Expected life (in years)	0.28	3.49	4.19	N/A

Total stock-based compensation expenses for the years ended December 31, 2006, 2007 and 2008 were $583, $1,610 and $3,034, respectively, and the total recognized tax benefits were $0, $97 and $222, respectively.

As of December 31, 2008, $7,189 of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 2.1 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2008 does not consider the effect of stock options that may be issued in subsequent periods.

q. Earnings per share:

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

r. Income taxes:

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) — an interpretation of SFAS 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

s. Concentrations of credit risk:

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term bank deposits, trade receivables and unbilled receivables.

Cash and cash equivalents, restricted cash and short-term bank deposits are mainly invested with major banks in Israel, the United States, India and Europe. Cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash, cash equivalents, restricted cash and short-term deposits with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

Trade receivables and unbilled receivables of the Group are derived from sales to customers located throughout the world. The Group performs ongoing credit evaluations of its clients and, to-date, has not experienced any material losses. In certain cases the Company requires letters of credit, other collateral or additional guarantees. An allowance for doubtful accounts is determined with respect to those amounts that the Group has determined to be doubtful of collection, in accordance with an aging key.

t. Severance pay:

Certain of the Company’s Israeli subsidiaries’ liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. These companies’ liability for all of their employees is fully provided for by monthly deposits with severance pay funds, insurance policies and by accrual. The Company records as expenses the increase in the severance liability, net of earnings from the related investment fund. The value of these policies is recorded as an asset in the Group’s balance sheet. During the fourth quarter of 2008 the Group recorded a charge of $2.9 million from a write-down in the value of its externally-managed Israeli severance pay fund.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements.

Severance expenses for the years ended December 31, 2006, 2007 and 2008 were $6,693, $6,863 and $9,976, respectively.

u. Treasury stock:

During the fourth quarter of 2008, the Company repurchased shares of its Common Stock on the open market and holds such shares as Treasury Stock. The Company presents the cost of the repurchase as a reduction in stockholders’ equity.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

v. Advertising costs:

Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2006, 2007 and 2008 were $3,183, $4,295 and $4,296, respectively.

w. Comprehensive income:

The Company accounts for comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which established standards for the reporting and display of comprehensive income and its components. Comprehensive income represents the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company determined that its items of other comprehensive income relate to unrealized gains or losses on available-for-sale securities, hedging derivative activities and foreign currency translation adjustments.

x. Cost of revenues:

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

y. Impact of recently issued accounting pronouncements:

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

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP No. FAS 157-2, “Effective

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

Date of FASB Statement No. 157” (“FSP FAS 157-2”). Collectively, the two staff positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. As described in Note 2m, the Company adopted Statement 157 and the related FASB staff positions except for those items specifically deferred under FSP FAS 157-2.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 may have on the Company's financial condition and results of operations. The adoption of SFAS 161 will change the Company's disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal year 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its consolidated financial statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

z. Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 3 — Other Accounts Receivable and Prepaid Expenses

	December 31,
	2007	2008
Government authorities	$5,451	$7,641
Deferred income taxes (see also Note 11c)	10,514	7,993
Prepaid expenses	8,661	9,847
Advances to suppliers.	3,533	2,654
Employees	1,099	967
Others	1,991	2,242
	$31,249	$31,344

Note 4 — Property and Equipment, Net

a. Comprised as follows:

	December 31,
	2007	2008
Cost:
Computers, software and peripheral equipment	$48,029	$55,505
Motor vehicles	1,759	1,446
Office furniture and equipment	11,551	11,335
Leasehold improvements	16,524	16,562
	77,863	84,848
Accumulated depreciation	43,791	48,115
Property and equipment, net	$34,072	$36,733

Depreciation expenses for the years ended December 31, 2006, 2007 and 2008 were $7,948, $9,004 and $11,265, respectively.

b. Capitalized software developed for internal use

The unamortized balance of capitalized software developed for internal use included in computers, software and peripheral equipment at December 31, 2007 and 2008 amounted to $5,827 and $9,708, respectively. Depreciation expenses for the years ended December 31, 2006, 2007 and 2008 related to capitalized software developed for internal use were $203, $298 and $1,327, respectively.

c. Property under operating lease

See Note 10a.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 5 — Intangible Assets, Net

a. Intangible assets

	December 31,
	2007	2008
Cost:
Capitalized software development costs	$4,617	$4,624
Deferral of costs	762	770
Customer-related intangible assets	21,236	33,408
	26,615	38,802
Accumulated amortization:
Capitalized software development costs	4,257	4,355
Deferral of costs	288	770
Customer-related intangible assets.	5,059	11,604
	9,604	16,729
Intangible assets, net	$17,011	$22,073

b. Amortization of customer-related intangible assets

Amortization of customer-related intangible assets for the years ended December 31, 2006, 2007 and 2008, included in cost of revenues and selling and marketing expense, amounted to $2,344, $2,241 and $6,679, respectively. Amortization of capitalized software development costs for the years ended December 31, 2006, 2007 and 2008, included in cost of revenues, amounted to $1,712, $2,227 and $102, respectively. Amortization of deferral of costs for the years ended December 31, 2006, 2007 and 2008, included in cost of revenues, amounted to $157, $100 and $482, respectively.

c. Amortization expenses of intangible assets

The following are estimated amortization expenses of intangible assets for the years ending:

December 31,
2009	$8,492
2010	6,200
2011	3,849
2012	1,897
2013	868
2014 and thereafter	767
$22,073

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 6 — Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows:

Total
Balance as of December 31, 2006	$201,718
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	45,974
Additional consideration related to prior-year acquisitions	1,775
Adjustments with respect to prior-year acquisitions during the allocation period	126
Foreign currency translation adjustments	13,851
Balance as of December 31, 2007	$263,444
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	14,631
Additional consideration related to prior-year acquisitions	12,295
Adjustments with respect to prior-year acquisitions during the allocation period	2,639
Foreign currency translation adjustments	(2,954)
Balance as of December 31, 2008	$290,055

Note 7 — Short-Term Bank Credit

Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest Rate December 31,		Amount December 31,
	2007	2008	2007	2008
	%
In, or linked to, dollar	—	5.34	$—	$8,000
In NIS	—	5.73	—	8,106
In Euro	5.77	6.84	2,819	1,966
			$2,819	$18,072

Note 8 — Other Accounts Payable and Accrued Expenses

	December 31,
	2007	2008
Employees and payroll accruals	$25,621	$29,800
Accrued vacation pay and employee benefits	15,234	12,985
Government authorities	14,996	13,660
Accrued expenses	31,524	42,360
Payables in connection with acquisitions of subsidiaries	7,678	14,325
Payments to former shareholders of acquired subsidiary (see also Note 1b(6))	5,793	1,587
Arbitration settlement (see also Note 10b(1))	9,000	—
Restructuring related provisions (see also Note 1b(4))	6,264	1,129
Deferred tax liabilities (see also Note 11c)	667	922
Others	3,716	7,929
	$120,493	$124,697

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 9 — Long-Term Debt

a. Composition

	December 31,
	2007	2008
Long-term bank loans(1)	$48,141	$67,691
Other debt liabilities	712	371
	48,853	68,062
Less – current maturities	1,662	7,089
	$47,191	$60,973

(1)	The weighted average interest rate on the bank loans as of December 31, 2007 and 2008 was 6.24% and 5.09%, respectively. As of December 31, 2007 and 2008, the interest rates were both fixed and variable.

b. Classification

Classified by currency, linkage terms and interest rates, the total amount of the long-term debt (before deduction of current maturities) is as follows:

	Interest Rate December 31,		Amount December 31,
	2007	2008	2007	2008
	%
In dollars	6.6	3.7	$12,000	$12,000
In Euros	6 – 6.1	4.5 – 6	33,711	49,363
In NIS	—	6	—	4,695
In NIS, linked to CPI	6.5	6.5	2,430	1,284
In, or linked to, other currencies	6 – 8	5 – 6	712	720
			$48,853	$68,062

c. Maturity Schedule

The loans mature as follows:

December 31,
2009 (current maturity)	$7,089
2010	20,184
2011	20,075
2012	19,085
2013	1,629
$68,062

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 10 — Commitments and Contingent Liabilities

a. Lease commitments

The Group has various operating lease agreements, which expire on various dates, such as rent facilities and vehicles. Aggregate minimum commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2009	$27,777
2010	23,379
2011	12,434
2012	7,888
2013	6,414
2014 and thereafter	15,313
$93,205

Total rent expenses for the years ended December 31, 2006, 2007 and 2008 amounted to $11,818, $17,508 and $21,552, respectively.

b. Litigation

1. In 2007, the Company recorded charges totaling $15,210 in connection with the settlement of a long-running arbitration case with a former customer with whom it was in dispute over a contract issue. The charges consisted of a settlement payment of $9,000, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6,210. The Company is seeking reimbursement of a portion of the arbitration settlement and related charges from its liability insurance policy, which has a cap of $5,000 per claim. At this time, the Company cannot estimate how much of the claim will be covered.

2. One of the Company’s Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 the Company filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the Contract. The Company’s claim is for damages in the amount of NIS 20.7 million, or approximately $5.1 million. On February 11, 2009, the MOJ filed a claim against the Company’s Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that the Company’s Israeli subsidiary breached the Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $19.6 million. The MOJ and the Company’s subsidiary have filed answers to the respective claims. The Company believes that it has a substantial basis with respect to the Company’s claim and valid defenses with respect to the MOJ’s claim. While the Company intends to vigorously prosecute its claim and defend against the MOJ’s claim, the Company cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect the Company’s financial condition.

3. The Company is periodically a party to routine litigation incidental to its business. The Company does not believe that it is a party to any other pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

c. Guarantees

Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 10 — Commitments and Contingent Liabilities  – (continued)

to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2007 and December 31, 2008, is $40,061 and $48,146, respectively. The Group does not hold collateral to support guarantees except when deemed necessary.

d. Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, the Company signed a negative pledge agreement with these banks, however, with the consent of the banks, it recorded a fixed charge on deposits in the amount of $2.3 million held by its Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

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

1. Long-term loans denominated in dollars and Euros contain covenants which require the Group to maintain a certain ratio of total financial obligations to EBITDA, a certain ratio of stockholders’ equity to total assets and positive operating income in the most recent four quarters; and which place limitations on merging, transferring or pledging assets. As of December 31, 2008, the Company was in compliance with these covenants.

2. A long-term loan and bank guarantees denominated in NIS contain covenants which require the Company’s Israeli subsidiary to maintain positive net income on an annual basis, a certain ratio of stockholders’ equity to total assets and a minimum stockholders’ equity; and which place limitations on merging, transferring or pledging assets to third parties. As of December 31, 2008, the Company was in compliance with these covenants.

Note 11 — Income Taxes

a. Income (loss) before taxes consists of the following:

	Year Ended December 31,
	2006	2007	2008
Domestic	$7,476	$(1,356)	$(7,946)
Foreign	30,204	16,071	51,701
	$37,680	$14,715	$43,755

b. Taxes on income are comprised as follows:

	Year Ended December 31,
	2006	2007	2008
Current taxes	$6,390	$9,484	$3,912
Settlement of prior years tax assessments	2,375	—	—
Deferred income tax expense (benefit)	(730)	(4,856)	4,384
	$8,035	$4,628	$8,296
Domestic	$2,780	$3,067	$(3,786)
Foreign	5,255	1,561	12,082
	$8,035	$4,628	$8,296

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 11 — Income Taxes  – (continued)

c. Deferred taxes on income:

Significant components of the Group’s deferred tax liabilities and assets are as follows:

	December 31,
	2007	2008
Deferred tax assets:
Reserves and allowances	$6,731	$7,735
Net operating loss carry forwards	14,851	13,093
Deferred tax asset before valuation allowance	21,582	20,828
Valuation allowance	(1,992)	(2,876)
Deferred tax asset	19,590	17,952
Deferred tax liabilities:
Different depreciation rates	(335)	(109)
Deferred tax liability related to intangible assets	(3,830)	(5,089)
Deferred tax liabilities	(4,165)	(5,198)
Net deferred tax asset	$15,425	$12,754
Domestic:
Current deferred tax asset	553	512
Non-current deferred tax asset	359	252
	912	764
Foreign:
Current deferred tax asset	9,961	7,481
Current deferred tax liability	(667)	(922)
Non-current deferred tax asset	7,447	8,104
Non-current deferred tax liability.	(2,228)	(2,673)
	14,513	11,990
	$15,425	$12,754

d. Available carry forward tax losses

As of December 31, 2008, the Company’s subsidiaries in Israel, the United Kingdom, the Netherlands, Spain, Italy, Switzerland and Singapore had estimated total available carry forward tax losses of $19,652, $7,569, $8,129, $17,356, $7,173, $1,305 and $1,044, respectively, to offset against future taxable profits. Net operating losses in Israel, the United Kingdom and Singapore may be carried forward indefinitely and may be offset against future taxable income. Other subsidiaries’ net operating losses expire in the years 2009 through 2019.

Management currently believes that since certain of the Company’s subsidiaries have a history of losses it is more likely than not that some of the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $82,555 and $75,253 at December 31, 2007 and 2008, respectively. The determination of the deferred tax liability is not practicable.

e. Tax benefits in India

The Company receives tax benefits that India provides to exporters of IT services under the Software Technology Parks of India (“STPI”) program. These benefits provide a complete exemption from Indian corporate income tax for exported IT services through March 31, 2010, compared to an ordinary corporate tax

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 11 — Income Taxes  – (continued)

rate of approximately 34%, except that no IT services delivery facility may receive more than 10 years of STPI benefits. The Company's facilities in Bangalore, India will have received 10 years of STPI benefits as of March 31, 2009, after which time IT services delivered from that facility will be subject to Indian corporate income tax.

During 2007, India imposed a minimum alternative tax (“MAT”) of approximately 11%, but India permits amounts due under the MAT to be offset against future taxes that would be due when the tax holiday ends.

f. Prior-year tax assessments and settlement

The Company’s Israeli subsidiaries are currently undergoing a periodic VAT assessment by the Israeli Tax Authority (“ITA”) for the years 2003 through 2008. The Company believes that it has provided a sufficient provision for the possible outcome of this assessment.

In February 2006, the Company paid the ITA a sum of $3,400 in full payment of an assessment agreement with ITA regarding a tax assessment of the Israeli subsidiaries of the Company for the years 1999 through 2003. Settlement of prior-year tax assessments mainly represents the implications of the tax assessment agreement through the date of the assessment agreement.

g. Uncertain tax positions

As of December 31, 2008 the total amount of unrecognized tax benefits was $3,177, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $508 at December 31, 2008. During the years ended December 31, 2007 and 2008, the Company recorded $47 and $147, respectively, for interest and penalties expenses with respect to the uncertain tax position. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of December 31, 2007 and 2008 was as follows:

	2007	2008
Balance at the beginning of the year	$1,500	$1,906
Reduction related to settlements of tax matters	—	(95)
Additions related to changes in interest rates and foreign currency exchange rates	47	236
Additions related to tax positions taken during the year	359	1,130
Balance at the end of the year	$1,906	$3,177

The amount of income taxes paid by the Group is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. The Group is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 1998.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 11 — Income Taxes  – (continued)

h. Theoretical tax reconciliation

A reconciliation between theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the consolidated statements of income, is as follows:

	Year Ended December 31,
	2006	2007	2008
Income before taxes, as reported in the consolidated statements of income	$37,680	$14,715	$43,755
Statutory tax rate	35%	35%	35%
Theoretical tax expenses on the above amount at the federal statutory tax rate	$13,188	$5,150	$15,314
Effect of tax holiday	(4,177)	(3,678)	(3,294)
Effect of foreign subsidiaries with different tax rates	(1,390)	(1,008)	(4,421)
Deferred taxes on losses for which valuation allowance was provided	(2,280)	(64)	806
Non-deductible expenses	874	1,430	1,038
Settlement of prior years tax assessments	2,375	—	—
U.S. tax on foreign income	—	3,072	(1,160)
Additional deductions for tax purposes in foreign locations	—	(513)	57
Effect of gain on sale of investment at cost	(510)	—	—
Others	(45)	239	(44)
Actual tax expense	$8,035	$4,628	$8,296
Basic net earnings per share related to tax holiday	$0.12	$0.09	$0.08
Diluted net earnings per share related to tax holiday	$0.11	$0.09	$0.08

Note 12 — Stockholders’ Equity

a. General:

Common stock confers upon its holders the right to receive notice to participate and vote in the stockholders meetings of the Company, the right to receive dividends, if and when declared, and the right to receive assets of the Company upon liquidation.

The Company does not intend to pay cash dividends in the foreseeable future.

b. Stock incentive plans:

1. Under the Company’s 1999 and 2003 Israeli stock option plans (the “Israeli Plans”) and the Company’s 2001 and 2003 U.S. stock option plans, including the assumption of the Apar Employee Equity Plan (the “U.S. Plans”), options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries. Under the Company’s Amended and Restated 2007 Stock Incentive Plan, options, restricted stock and restricted stock units may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

2. Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2008 is 937,973 and options to purchase 550,087 shares are available for future grant.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 12 — Stockholders’ Equity  – (continued)

Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2008 is 847,078 and options to purchase 288,845 shares are available for future grant.

Pursuant to the Amended and Restated 2007 Stock Incentive Plan, awards of options to purchase shares, restricted stock and restricted stock units totaling up to 5,000,000 shares were approved. The number of shares issuable upon exercise or vesting of outstanding awards as of December 31, 2008 is 3,778,162 and 1,221,838 shares are available for future grant.

3. Options granted under the Israeli Plans and the U.S. Plans have a life that may range between five to ten years from the date of grant. The exercise price of the options granted under the Israeli Plans may not be less than the par value of the shares for which the options are exercisable. The minimum exercise price of the options granted under the U.S. Plans may not be less than a price ranging from 80% to 110% of the fair market value, depending on the applicable circumstances, of the shares for which the options are exercisable. Any awards that are canceled or forfeited before expiration become available for future grants.

Options granted under the Amended and Restated 2007 Stock Incentive Plan have a life that may range between five to ten years from the date of grant. The exercise price of the options granted under the Amended and Restated 2007 Stock Incentive Plan may not be less than a price ranging from 100% to 110% of the fair market value, depending on the applicable circumstances, of the shares for which the options are exercisable. Any awards that are canceled or forfeited before expiration become available for future grants.

Restricted stock and restricted stock units granted under the Amended and Restated 2007 Stock Incentive Plan are vested and exercisable during a period of up to ten years from the date of grant. Any awards that are canceled or forfeited before expiration become available for future grants.

4. A summary of the Company’s employees’ stock option activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			Years
Options outstanding at December 31, 2007	5,236,415	11.90
Options granted.	1,468,800	7.84
Options exercised	(432,086)	9.99
Options forfeited	(1,178,616)	12.17
Options outstanding at December 31, 2008	5,094,513	10.82	3.52	92,255
Options exercisable at December 31, 2008	2,120,363	11.51	2.36	92,255
Options vested or expected to vest at December 31, 2008.	5,714,968	10.93	3.58	92,255

The weighted average fair value of options granted during 2006, 2007 and 2008 was $2.74, $2.96 and $1.88, respectively. The total intrinsic value of the options exercised during 2006, 2007 and 2008 was $22,378, $4,473 and $1,012, respectively; the total cash received by the Company from exercise of these options was $30,234, $2,957 and $4,317, respectively; and the total tax benefit realized from the exercise of these options was $2,343, $580 and $296 respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 12 — Stockholders’ Equity  – (continued)

Substantially all of the options were granted with exercise prices equal to or higher than the market value on the date of grant. The weighted average exercise prices and fair values of options granted during the years ended December 31, 2006, 2007 and 2008 with exercise prices higher than, equal to or less than market value on the date of grant, were:

	Exceeds Market Price Year Ended December 31,			Equal to Market Price Year Ended December 31,			Less Than Market Price Year Ended December 31,
	2006	2007	2008	2006	2007	2008	2006	2007	2008
Weighted average exercise prices	N/A	$12.15	$12.00	N/A	$14.27	$6.08	$8.47	N/A	N/A
Weighted average fair values on grant date	N/A	$2.67	$1.77	N/A	$3.97	$1.92	$2.74	N/A	N/A

A summary of the Company’s restricted stock and restricted stock unit activity and related information is as follows:

	Restricted Stock or Restricted Stock Units (RSUs) Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock or RSUs outstanding at December 31, 2007	—	—
Awards granted	474,700	4.53
Restrictions lapsed	—	—
Awards forfeited	(6,000)	4.53
Restricted stock or RSUs outstanding at December 31, 2008	468,700	4.53	2,006
Restricted stock or RSUs exercisable at December 31, 2008	—	—	—
Restricted stock or RSUs vested or expected to vest at December 31, 2008	421,651	4.53	1,805

666,000 options were granted during the first quarter of 2007 to the Company’s senior management. These options vest in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees have the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, the Company used a Monte Carlo simulation in order to estimate their fair value. Management believes this valuation technique produces a better estimate of fair values than the closed form option pricing model, considering the guidance provided in SFAS 123(R). The Company accounted for these options as tandem awards. The fair value assigned to the redemption feature was marked to market in each reporting period and is included in other long-term liabilities on the balance sheet. During 2007 and 2008, the Company recorded $686 and $697 of stock-based compensation expenses related to these options, out of which $225 and $231 were related to the redemption feature, respectively.

5. Treasury stock:

During 2008, the Company repurchased 541,741 shares of its Common Stock on the open market for an aggregate purchase price of $2,389.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 13 — Basic and Diluted Net Earnings Per Share

The following table sets forth the computation of the basic and diluted net earnings per share:

a. Numerator

	Year Ended December 31,
	2006	2007	2008
Net income as reported	$29,813	$10,087	$35,459

b. Denominator

	Year Ended December 31,
	2006	2007	2008
	Number of Shares in Thousands
Weighted average number of shares of Common stock, denominator for basic net earnings per share	35,999	39,076	39,321
Effect of dilutive securities:
Stock options, restricted stock units and warrants	550	434	353
Denominator for diluted net earnings per share – adjusted weighted average shares assuming exercise of options, restricted stock units and warrants	36,549	39,510	39,674

c. Anti-dilutive shares

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 1,784,338, 2,733,181 and 4,708,683 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

In October 2008, the Company reorganized its operating segments to correspond to its three primary service lines, in line with changes made in the Company’s management structure. Segment data for prior periods has been restated to reflect the current organization of the segments. See Note 2l regarding the Company’s reallocation of goodwill as of the reorganization date.

The Company’s operating segments are:

1. Software Product Engineering, in which, through its Software Product Labs business unit, the Company offers software product research and development services. The Company sets up these labs for clients and operates them on an ongoing basis, enabling it to collaborate with its clients’ engineering teams to extend their capacity and budgets throughout the software product life cycle. The Company locates its Software Product Labs predominantly in India and in Central and Eastern Europe and operates them across multiple locations as needed to optimize global delivery. They serve primarily customers in North America and Europe, and may include team members local to the client.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 14 — Segment Reporting  – (continued)

2. System Integration and Application Development, in which the Company offers a broad set of IT services to its clients in the area of system integration, application development and consulting. The Company provides these services in 18 countries throughout North America, Europe, Israel and Asia Pacific and delivers the services through a global delivery model that includes local teams as well as offshore and near-shore resources. The Company provides these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences & healthcare, manufacturing and transportation, retail, and others.

3. Software Distribution, in which, through its NessPRO business unit, the Company markets and sells enterprise software licenses of third-party software vendors to corporate clients in geographies which are partially or totally uncovered by the software vendors’ own sales forces. The Company also provides a range of implementation, customization and support services related to those licenses. The Company resells products mostly in Israel, Italy, Spain and Portugal for over 30 third-party software vendors.

Segment operating profit is defined as income from operations excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, delivery, general and administrative costs. Certain general and administrative expenses, stock-based compensation and a portion of depreciation and amortization are not specifically allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against the Company’s total income from operations. Additionally, the Company’s management has determined that it is not practical to allocate certain identifiable assets by segment, when such assets are used interchangeably among the segments.

The table below presents financial information for the Company’s three reportable segments.

	Year Ended December 31, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
Revenues from external customers	$97,471	$504,975	$62,360	$—	$664,806
Operating income (loss)	$10,358	$31,727	$21,422	$(13,693)	49,814
Financial expenses, net					(5,667)
Other expenses, net					(392)
Income before taxes on income					$43,755
Depreciation and amortization	$2,696	$11,081	$2,351	$2,400	$18,528
Expenditure for segments assets	$2,314	$6,068	$231	$7,382	$15,995
Segment goodwill	$50,428	$197,835	$41,792	$—	$290,055
Segment assets	$121,036	$480,286	$80,113	$65,558	$746,993

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 14 — Segment Reporting  – (continued)

	Year Ended December 31, 2007
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
Revenues from external customers	$78,341	$429,212	$52,713	$—	$560,266
Operating income (loss)	$9,508	$6,343	$12,678	$(12,967)	15,562
Financial expenses, net.					(30)
Other expenses, net					(817)
Income before taxes on income					$14,715
Depreciation and amortization	$3,135	$8,291	$814	$1,332	$13,572
Expenditure for segments assets	$1,924	$4,868	$687	$4,084	$11,563
Segment goodwill	$47,747	$181,996	$33,701	$—	$263,444
Segment assets	$91,970	$471,504	$114,179	$11,695	$689,348

	Year Ended December 31, 2006
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
Revenues from external customers	$58,365	$383,426	$32,527	$—	$474,318
Operating income (loss)	$9,701	$22,745	$8,381	$(7,216)	33,611
Financial expenses, net					(1,280)
Gain on sale of cost investment					5,001
Other income, net					348
Income before taxes on income					$37,680
Depreciation and amortization	$1,983	$9,592	$206	$380	$12,161
Expenditure for segments assets	$2,550	$10,218	$308	$148	$13,224
Segment goodwill	$39,173	$151,590	$10,955	$—	$201,718
Segment assets	$83,243	$384,663	$56,736	$16,494	$541,136

The Company’s total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the years ended December 31, 2006, 2007 and 2008 and long-lived assets as of December 31, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
Revenues from sales to unaffiliated customers:
Israel	$227,992	$248,352	$228,865
Europe	104,376	151,454	229,722
North America	125,277	134,800	178,113
Asia Pacific	16,673	25,660	28,106
	$474,318	$560,266	$664,806

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 14 — Segment Reporting  – (continued)

	December 31,
	2007	2008
Long-lived assets:
Israel	$121,833	$125,332
Europe	84,296	117,185
North America	97,669	98,617
Asia Pacific	10,729	7,727
	$314,527	$348,861

Note 15 — Selected Data

a. Selected statements of operations data:

	Year Ended December 31,
	2006	2007	2008
Financial income (expenses), net:
Financial expenses:
Interest on short-term loans and bank credit	$(1,588)	$(1,345)	$(1,870)
Interest on long-term bank loans	(1,343)	(688)	(4,087)
Foreign currency exchange losses, net	(421)	—	(1,876)
	(3,352)	(2,033)	(7,833)
Financial income:
Foreign currency exchange gain, net	—	353	—
Gain from sale of marketable securities	128	—	—
Interest on short-term bank deposits	1,944	1,650	2,166
	2,072	2,003	2,166
	$(1,280)	$(30)	$(5,667)

b. Selected other data:

	Balance at Beginning of Period	Provision for Doubtful Accounts, Net of Recoveries	Write-off of Previously Provided Accounts	Translation Adjustments	Balance at End of Period
Year ended December 31, 2008 Allowance for doubtful accounts	$3,145	$2,527	$(1,248)	$(137)	$4,287
Year ended December 31, 2007 Allowance for doubtful accounts*)	$2,812	$2,717	$(2,602)	$218	$3,145
Year ended December 31, 2006 Allowance for doubtful accounts	$2,320	$1,025	$(476)	$(57)	$2,812

*)	Does not include the write-off of the trade receivables in connection with the arbitration settlement described in Note 10b(1).

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(3)	Agreement, dated as of August 1, 1999, between the Registrant and Aharon Fogel.
+10.11(3)	Amendment to Agreement, dated as of May 31, 2001, between the Registrant and Aharon Fogel.
+10.12(5)	Amendment to Employment Agreement, effective as of May 8, 2006, between the Registrant and Aharon Fogel.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.14(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.15(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.16(6)	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruška.
+10.17(8)	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation)
+10.18(7)	Bonus Agreement, dated as of April 1, 2007, between Ness AT Ltd. and Shachar Efal (English translation).
+10.19	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.20	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
10.21(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24	Powers of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on May 10, 2006.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.