Form 10-Q
period 2009-03-31
NESS TECHNOLOGIES INC
filed 2009-05-08
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of April 30, 2009, 38,698,531 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets – December 31, 2008 and March 31, 2009 (Unaudited)	3
Consolidated Statements of Income – Three months ended March 31, 2008 and 2009 (Unaudited)	5
Consolidated Statements of Cash Flows – Three months ended March 31, 2008 and 2009 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – March 31, 2009 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Overview	19
Recent Developments	20
Consolidated Results of Operations	20
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008	20
Results by Business Segment	23
Liquidity and Capital Resources	24
Forward-Looking Statements and Risk Factors	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Evaluation of Disclosure Controls and Procedures	27
Changes in Internal Control Over Financial Reporting	28

PART II – OTHER INFORMATION	29

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2008	March 31, 2009
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,659	$39,415
Restricted cash	2,331	2,254
Short-term bank deposits	5,703	16,353
Trade receivables, net of allowance for doubtful accounts of $4,287 and $3,976 at December 31, 2008 and March 31, 2009, respectively	200,118	160,410
Unbilled receivables	35,585	30,088
Other accounts receivable and prepaid expenses	31,344	28,654
Work in progress	1,532	1,997
Total current assets	327,272	279,171

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,806	6,693
Unbilled receivables	9,220	9,818
Deferred income taxes, net	8,356	7,656
Severance pay fund	46,478	41,524
Property and equipment, net	36,733	33,657
Intangible assets, net	22,073	18,872
Goodwill	290,055	277,974
Total long-term assets	419,721	396,194

Total assets	$746,993	$675,365

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2008	March 31, 2009
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$18,072	$17,057
Current maturities of long-term debt	7,089	10,024
Trade payables	47,072	34,420
Advances from customers and deferred revenues	33,280	28,516
Other accounts payable and accrued expenses	124,697	104,374
Total current liabilities	230,210	194,391

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	60,973	53,113
Other long-term liabilities	6,444	6,117
Deferred income taxes	2,673	2,212
Accrued severance pay	55,014	49,172
Total long-term liabilities	125,104	110,614

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2008 and at March 31, 2009; Issued: 39,628,994 at December 31, 2008 and 39,628,994 at March 31, 2009; Outstanding 39,087,253 at December 31, 2008 and 38,698,531 at March 31, 2009	396	396
Additional paid-in capital	330,128	330,999
Accumulated other comprehensive income (loss)	4,614	(17,887)
Retained earnings	58,930	60,458
Treasury stock, at cost (541,741 shares at December 31, 2008 and 930,463 at March 31, 2009)	(2,389)	(3,606)
Total stockholders’ equity	391,679	370,360

Total liabilities and stockholders’ equity	$746,993	$675,365

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)

Revenues	$159,732	$136,434
Cost of revenues	114,390	101,594
Gross profit	45,342	34,840

Selling and marketing	13,208	11,161
General and administrative	22,105	25,457
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)
Total operating expenses	35,313	31,474

Operating income	10,029	3,366
Financial expenses, net	(1,416)	(1,385)
Income before taxes on income	8,613	1,981

Taxes on income	1,719	453
Net income	$6,894	$1,528

Basic net earnings per share	$0.18	$0.04
Diluted net earnings per share	$0.18	$0.04

(*)  Includes stock-based compensation, as follows:

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)

Cost of revenues	$81	$63
Selling and marketing	56	57
General and administrative	754	808

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6,894	$1,528
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	891	928
Currency fluctuation of long-term debt	5	—
Depreciation and amortization	4,118	4,623
Arbitration settlement and related charges	(9,452)	—
Loss on sale of property and equipment	19	173
Loss from impairment of cost investments	—	75
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)
Decrease in trade receivables, net	10,782	24,443
Decrease (increase) in unbilled receivables	(5,494)	1,282
Decrease (increase) in other accounts receivable and prepaid expenses	(2,376)	1,727
Decrease (increase) in work-in-progress	(768)	31
Decrease (increase) in long-term prepaid expenses	895	(244)
Deferred income taxes, net	1,667	(1,210)
Decrease in trade payables	(2,984)	(6,532)
Increase (decrease) in advances from customers and deferred revenues	5,341	(1,675)
Increase in other long-term liabilities	428	153
Decrease in other accounts payable and accrued expenses	(6,812)	(13,998)
Decrease in accrued severance pay, net	(1,243)	(176)
Net cash provided by operating activities	1,911	8,594

Cash flows from investing activities:
Investment in short-term bank deposits, net	(1,626)	(11,148)
Proceeds from sale of property and equipment	47	171
Purchase of property and equipment and capitalization of software developed for internal use	(3,504)	(3,145)
Net cash used in investing activities	(5,083)	(14,122)

Cash flows from financing activities:
Exercise of options	142	—
Repurchase of shares	—	(1,217)
Acquired subsidiary’s dividend to its former shareholder	(5,714)	—
Short-term bank loans and credit, net	7,196	(35)
Proceeds from long-term debt	24,961	—
Principal payments of long-term debt	(1,457)	(1,731)
Net cash provided by (used in) financing activities	25,128	(2,983)

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	730	(2,733)
Increase (decrease) in cash and cash equivalents	22,686	(11,244)
Cash and cash equivalents at the beginning of the period	43,097	50,659
Cash and cash equivalents at the end of the period	$65,783	$39,415

Non-cash activity

Accrual for additional consideration for acquisitions	$—	$2,984
Mark-to-market of foreign exchange forward contracts and interest rate swap	$724	$232

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 1: General

Ness Technologies, Inc. was incorporated under the laws of the State of Delaware in March 1999. We operate through our subsidiaries in North America, Europe, Israel and Asia Pacific.

We are a global provider of IT and business services and solutions with specialized expertise in software product engineering; system integration, application development and consulting; and software distribution. We deliver our portfolio of solutions and services using a global delivery model combining offshore, near-shore and local teams. The primary verticals we serve include high-tech companies and independent software vendors; utilities and government; financial services; defense and homeland security; and life sciences & healthcare.

Note 2: Significant Accounting Policies

a.	Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2009, the consolidated statements of income and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2009, our consolidated results of operations and consolidated cash flows for the three months ended March 31, 2008 and 2009.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2009.

Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

b.	Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

c.	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allows companies to elect a one-year delay in applying Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), to certain fair value measurements, primarily related to non-financial instruments. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP FAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our consolidated financial statements.

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of March 31, 2009 were presented on our consolidated balance sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$105	$—	$105	$—
Total assets	$105	$—	$105	$—

Derivative instruments	$5,072	$—	$5,072	$—
Total liabilities	$5,072	$—	$5,072	$—

f.	Impact of recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the fair value for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for fiscal quarters ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for fiscal quarters ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

Note 3: Acquisitions

a.	Goodwill

In the three months ended March 31, 2009, we reduced our goodwill by $12,081, which consisted of translation adjustments of $15,065 partially offset by adjustments with respect to prior-year acquisitions of $2,984.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2008, we performed our annual impairment test and determined that goodwill was not impaired. Due to the further decline in our market capitalization and changes in our assumptions related to future cash flows and market conditions during the three months ended March 31, 2009, we updated our analysis and performed an impairment test as of March 31, 2009. In performing the test, we compared the fair value of each reporting unit to its carrying value. In such a test, if the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. We determined the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenues, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. We corroborated the fair values using the Market Approach. As a result of the analysis, we concluded that goodwill was not impaired.

b.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three months ended March 31, 2008 as if our 2008 acquisition of Logos, a.s. had occurred on January 1, 2008, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Three months ended March 31, 2008
(Unaudited)

Revenues	$173,210
Net income	$6,646

Earnings per share:
Basic	$0.17
Diluted	$0.17

Note 4: Insurance settlement related to 2007 arbitration expense, net of related expenses

On March 31, 2009, we received a settlement payment of $2,610, net of related expenses, from our liability insurance provider related to the arbitration settlement which we recognized in the fourth quarter of 2007, using the exchange rate prevailing on the payment date. No further payments from our insurance provider are expected related to this matter.

Note 5: Commissions related to the sale of Israeli SAP sales and distribution operations

In the three months ended March 31, 2009, we recorded income of $2,534, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008.

Note 6: Accounting for stock-based compensation

During the three months ended March 31, 2009, we granted options to purchase 193,750 shares of our common stock, at a weighted average fair value of $1.36 per share, and 40,450 restricted stock units under our 2007 Stock Incentive Plan. The options were granted at an exercise price of $4.53 per share. The options and restricted stock units vest over the requisite service period of the award.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model for service options and the Monte Carlo option pricing model for performance condition options. The option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility is calculated based upon actual historical stock price movements. The expected term of options granted represents the period of time that options granted are expected to be outstanding, and is determined based on the simplified method in accordance with SAB No. 110. Upon the adoption of SFAS 123(R), we elected to use the simplified method to estimate the expected option term. We continue to use the simplified method as we have determined that sufficient data is not available to develop an estimate of the expected option term based upon historical participant behavior. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. We have historically not paid dividends and we have no foreseeable plans to pay dividends. The fair value was estimated at the date of grant using the following weighted average assumptions for the Black-Scholes model and the following assumptions for the Monte Carlo model:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Black-Scholes		Monte Carlo
	Three months ended March 31,		Three months ended March 31,
	2008	2009	2008 and 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Dividend yield	0%	0%	0%
Expected volatility	31%	38%	29 – 31%
Risk-free interest	2.23%	1.44%	3.05 – 4.95%
Expected life (in years)	3	4.6	N/A

As of March 31, 2009, options to purchase 5,064,966 shares were outstanding with a weighted average exercise price of $10.51 per share, and 509,150 restricted stock units were outstanding. Options, restricted stock and restricted stock units to purchase 1,947,040 shares were available for future grants as of March 31, 2009.

Total stock-based compensation expense for the three months ended March 31, 2008 and 2009 was $891 and $928, and the total recognized tax benefit was $36 and $93, respectively.

As of March 31, 2009, $6,688 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a period of 1.9 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2009 does not consider the effect of stock options that may be issued in subsequent periods.

Note 7: Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., they hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. Derivatives that are designated and qualify as hedges of forecasted transactions (i.e., cash flow hedges) are carried at fair value with the effective portion of a derivative’s gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods in which the hedged forecasted transaction affects earnings.

The derivative instruments we use are designed to reduce the market risk associated with the exposure of our underlying transactions, assets and liabilities to fluctuations in currency exchange rates or interest rates. We believe that there is no significant risk of nonperformance by these counterparties because we monitor the credit ratings of counterparties with whom we have outstanding contracts with a significant mark-to-market positive amount, and we limit our financial exposure with any one financial institution.

At March 31, 2009, unrealized gains on the open hedging transactions included in other accounts receivables and prepaid expenses were $105, and unrealized losses on the open hedging transactions included in other account payables and accrued expenses were $5,072.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Fair Value Hedging Strategy:

We enter into foreign exchange forward contracts to hedge a portion of our trade payables and receivables for a period of one to three months. The purpose of our fair value foreign currency hedging activities is to protect the fair value of our trade payables and receivables due to foreign exchange rates.

Cash Flow Hedging Strategy:

At March 31, 2009, we held an interest rate swap derivative to convert a certain floating-rate debt to fixed-rate debt. The interest rate swap derivative involves an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates. At March 31, 2009, the notional amount of the interest rate swap was $12,000 and the fair value of the interest rate swap was a liability of $499. There was no ineffectiveness related to this derivative for the three months ended March 31, 2009, with all unrealized losses, representing $499, being deferred in accumulated other comprehensive income (loss). The liability is presented within other long-term liabilities on the balance sheet at March 31, 2009 as the interest rate swap expires in November 30, 2012.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At March 31, 2009, the notional amount of foreign exchange forward contracts we entered into was $31,300 and the fair value of the foreign exchange forward contracts was a liability of $3,121. There was no ineffectiveness related to these foreign exchange forward contracts for the three months ended March 31, 2009, with all unrealized losses, representing $3,121, being deferred in accumulated other comprehensive income (loss). The liability is presented within other accounts payables and accrued expenses on the balance sheet at March 31, 2009 as the foreign exchange forward contracts mature through March 31, 2010. During the three months ended March 31, 2009, we recognized loss of $1,860 related to these foreign exchange forward contracts, which were designated and qualified as cash flow hedge, in our operating income.

Note 8: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $4.9 million, using the exchange rate prevailing at the end of the quarter. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $19.0 million, using the exchange rate prevailing at the end of the quarter. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial legal basis for our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect our financial condition.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2008 and March 31, 2009 is $48,146 and $50,917, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of $2.3 million held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)

Net income	$6,894	$1,528
Foreign currency translation adjustments, net	16,934	(22,733)
Unrealized income (losses) on foreign exchange forward contracts and interest rate swap	(724)	232
Comprehensive income (loss)	$23,104	$(20,973)

b.	Changes in accumulated other loss due to cash flow hedging strategy:

Three months ended March 31, 2009

Balance as of December 31, 2008	$4,000

Foreign exchange forward contracts entered during the period	1,492
Loss recognized in earnings during the period	(1,872)
Balance as of March 31, 2009	$3,620

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

c.	Option exercises:

In the three months ended March 31, 2009, no options to purchase our common stock were exercised.

d.	Treasury stock:

During the three months ended March 31, 2009, we repurchased 388,722 shares of our common stock on the open market for an aggregate purchase price of $1,217.

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

Our operating segments are:

1.
Software Product Engineering, in which, through our Software Product Labs business unit, we offer software product research and development services. We set up these labs for clients and operate them on an ongoing basis, enabling us to collaborate with our clients’ engineering teams to extend their capacity and budgets throughout the software product life cycle. We locate our Software Product Labs predominantly in India and in Central and Eastern Europe and we operate them across multiple locations as needed to optimize global delivery. They primarily serve customers in North America and Europe, and may include team members local to the client.

2.
System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development and consulting. We provide these services in 18 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences & healthcare, manufacturing and transportation, retail, and others.

3.
Software Distribution, in which, through our NessPRO business unit, we market and sell enterprise software licenses of third-party software vendors to corporate clients in geographic areas that are partially or totally uncovered by the software vendors’ own sales forces. We also provide a range of implementation, customization and support services related to those licenses. We resell products mostly in Israel, Italy, Spain and Portugal for over 30 third-party software vendors.

Segment operating profit is defined as income from operations, excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, general, administrative and delivery costs. Certain general and administrative expenses, stock-based compensation and a portion of depreciation are not allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against our total income from operations. Additionally, our management has determined that it is not practical to allocate certain identifiable assets by segment when such assets are used interchangeably among the segments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The table below presents financial information for our reportable segments:

	Three months ended March 31, 2009
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)
Revenues from external customers	$24,966	$103,425	$8,043	$—	$136,434
Operating income (loss)	$4,114	$2,188	$2,220	$(5,156)	3,366
Financial expenses, net					(1,385)
Income before taxes on income					$1,981

	Three months ended March 31, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)
Revenues from external customers	$20,529	$124,573	$14,630	$—	$159,732
Operating income (loss)	$1,201	$10,107	$967	$(2,246)	10,029
Financial expenses, net					(1,416)
Income before taxes on income					$8,613

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three months ended March 31, 2008 and 2009, and long-lived assets as of December 31, 2008 and March 31, 2009:

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Europe	$50,231	$43,024
Israel	60,523	45,270
North America	41,914	42,479
Asia and the Far East	7,064	5,661
	$159,732	$136,434

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	December 31, 2008	March 31, 2009
		(Unaudited)
Long-lived assets:
Europe	$117,185	$110,862
Israel	125,332	114,570
North America	98,617	98,104
Asia and the Far East	7,727	6,967
	$348,861	$330,503

Note 11: Income Taxes

As of March 31, 2009 the total of our unrecognized tax benefits was $3,204, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $550 at March 31, 2009. During the three months ended March 31, 2009, we recorded $54 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of March 31, 2009 was as follows:

Balance as of January 1, 2009	$3,177
Reductions related to changes in interest rates and foreign currency exchange rates	(159)
Additions related to tax positions taken during the period	186
Balance as of March 31, 2009	$3,204

The amount of income taxes we pay is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of our global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 1998.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$6,894	$1,528

Denominator:
Weighted average number of shares of common stock	39,201	38,922
Effect of dilutive securities:
Employee stock options and restricted stock units	141	593
Denominator for diluted net earnings per share - weighted average assuming exercise of options and restricted stock units	39,342	39,515

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,792,299 for the three months ended March 31, 2008 and 5,028,064 for the three months ended March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 16, 2009, particularly under the headings “Disclosure Statement” and “Risk Factors.”

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

We have operations in 18 countries across North America, Europe, Israel and Asia Pacific. We combine our deep vertical expertise and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographic areas and verticals we serve. Through our global delivery model, which includes lower-cost offshore and near-shore delivery capabilities, we can achieve meaningful cost reductions or other benefits for our clients.

Our revenues decreased to $136.4 million for the three months ended March 31, 2009, from $159.7 million for the three months ended March 31, 2008. Net income decreased to $1.5 million for the three months ended March 31, 2009 from $6.9 million for the three months ended March 31, 2008.

The dollar strengthened by an average of 12% against the New Israeli Shekel and by an average of 28% against the Euro and other relevant European currencies in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We estimate that our revenues were $15.5 million lower and our operating income was $1.6 million higher in the three months ended March 31, 2009 as a result of changes in foreign currency exchange rates versus their average rates for the three months ended March 31, 2008.

Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2009, no client accounted for more than 4% of our revenues and our largest twenty clients together accounted for approximately 34% of our revenues. For the three months ended March 31, 2009, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 13%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2009.

Our backlog as of March 31, 2009 was $684 million compared to $791 million as of March 31, 2008, representing a year-over-year backlog decline of $44 million, a reduction in the dollar value of our non-U.S. backlog due to the stronger dollar of $55 million, and the divestiture of a business unit in 2008 with its associated backlog of $8 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three months ended March 31, 2009, the percentage of our revenues derived from clients in Europe was 32%; in Israel, 33%; in North America, 31%; and in Asia Pacific, 4%.

As of March 31, 2009, we had approximately 7,975 employees, including approximately 6,835 IT professionals. Of the 7,975 employees, approximately 2,665 were in India, 2,655 were in Israel, 1,800 were in Europe, 550 were in North America and 305 were in Asia Pacific.

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2008	2009

Revenues	100.0%	100.0%
Cost of revenues	71.6	74.5
Gross profit	28.4	25.5

Operating expenses:
Selling and marketing	8.3	8.2
General and administrative	13.8	18.7
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(1.9)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(1.9)
Total operating expenses	22.1	23.1

Operating income	6.3	2.5
Financial expenses, net	(0.9)	(1.0)
Income before taxes on income	5.4	1.5

Taxes on income	1.1	0.3
Net income	4.3	1.1

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2008	2009	$	%

Revenues	$159,732	$136,434	(23,298)	(14.6)
Cost of revenues	114,390	101,594	(12,796)	(11.2)
Gross profit	$45,342	$34,840	(10,502)	(23.2)
Gross margin	28.4%	25.5%

Revenues

Our revenues decreased from $159.7 million in the three months ended March 31, 2008 to $136.4 million in the three months ended March 31, 2009, representing a decrease of $23.3 million, or 14.6%. This decrease was primarily due to foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $15.5 million, a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe, representing $12.3 million, lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $4.7 million, and reduced sales in our Software Distribution segment, representing $0.8 million, offset by acquisitions, representing $5.3 million, and growth in our Software Product Engineering segment, representing $4.7 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $114.4 million in the three months ended March 31, 2008 to $101.6 million in the three months ended March 31, 2009, representing a decrease of $12.8 million, or 11.2%. The decrease was due primarily to foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $12.8 million, a reduction in our delivery staff in response to our decrease in revenues, representing $3.2 million, the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $2.5 million, offset by acquisitions, representing $4.5 million, and severance expenses in the three months ended March 31, 2009, mainly in Europe, representing $1.0 million.

Gross Profit

Our gross profit (revenues less cost of revenues) decreased from $45.3 million in the three months ended March 31, 2008 to $34.8 million in the three months ended March 31, 2009, representing a decrease of $10.5 million, or 23.2%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $5.2 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $2.6 million, lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $2.2 million, and severance expenses, representing $1.0 million, offset by acquisitions, representing $0.8 million. Gross margin declined from 28.4% in the three months ended March 31, 2008 to 25.5% in the three months ended March 31, 2009 largely as a result of a slowdown in our Central and Eastern European system integration business, the continued sales and pricing pressure on our U.S.-based financial services business and severance expenses.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2008	2009	$	%

Selling and marketing	$13,208	$11,161	(2,047)	(15.5)
General and administrative	22,105	25,457	3,352	15.2
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)	(2,610)	N/A
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)	(2,534)	N/A
Total operating expenses	35,313	31,474	(3,839)	(10.9)
Operating income	$10,029	$3,366	(6,663)	(66.4)

Selling and marketing

Selling and marketing expenses decreased from $13.2 million in the three months ended March 31, 2008 to $11.2 million in the three months ended March 31, 2009, representing a decrease of $2.0 million, or 15.5%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $1.3 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $1.6 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $1.7 million.

General and administrative

General and administrative expenses increased from $22.1 million in the three months ended March 31, 2008 to $25.5 million in the three months ended March 31, 2009, representing an increase of $3.4 million, or 15.2%. This increase was due primarily to severance expenses, representing $1.7 million, increases in our centers of excellence, IT, human resources, chief delivery office and finance organizations throughout 2008 needed to support internal initiatives, representing $2.4 million, and acquisitions, representing $0.4 million, offset by foreign currency effects on non-dollar expenses attributable to the stronger dollar, representing $2.7 million.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In the three months ended March 31, 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in the three months ended March 31, 2008.

Commissions related to the sale of Israeli SAP sales and distribution operations

In the three months ended March 31, 2009, we recorded income of $2.5 million, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008. There was no corresponding income in the three months ended March 31, 2008.

Operating Income

Operating income decreased from $10.0 million in the three months ended March 31, 2008 to $3.4 million in the three months ended March 31, 2009, representing a decrease of $6.7 million, or 66.4%. The major factors contributing to this decrease were a drop in operating income of our System Integration and Application Development segment, representing $9.4 million, an increase in unallocated expenses, representing $3.3 million, and a decrease in operating income of our Software Distribution segment due to the August 2008 sale of our SAP sales and distribution operations, representing $1.4 million, offset by an increase in operating income of our Software Product Engineering segment, representing $1.9 million, income from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, commissions recognized by our Software Distribution segment related to the August 2008 sale of our SAP sales and distribution operations, representing $2.5 million, and foreign currency translation effects on non-dollar operating income attributable to the stronger dollar, representing $1.6 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2008	2009	$	%

Operating income	$10,029	$3,366	(6,663)	(66.4)
Financial expenses, net	(1,416)	(1,385)	31	(2.2)
Income before taxes on income	8,613	1,981	(6,632)	(77.0)
Taxes on income	1,719	453	(1,266)	(73.6)
Net income	$6,894	$1,528	(5,366)	(77.8)

Financial expenses, net

Financial expenses, net, were $1.4 million in the three months ended March 31, 2008 compared to $1.4 million in the three months ended March 31, 2009. There was no significant change.

Taxes on income

Our taxes on income decreased from $1.7 million in the three months ended March 31, 2008 to $0.5 million in the three months ended March 31, 2009, representing a decrease of $1.3 million, or 73.6%. This decrease was due primarily to the decrease in our taxable income. Our effective tax rate in the three months ended March 31, 2009 was 22.9%, compared to 20.0% in the three months ended March 31, 2008.

Net Income

Net income decreased from $6.9 million in the three months ended March 31, 2008 to $1.5 million in the three months ended March 31, 2009, representing a decrease of $5.4 million, or 77.8%. The decrease was due primarily to our decrease in operating income of $6.7 million, partially offset by our decrease in taxes, representing $1.3 million.

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

Our operating segments are:

1.
Software Product Engineering, in which, through our Software Product Labs business unit, we offer software product research and development services. We set up these labs for clients and operate them on an ongoing basis, enabling us to collaborate with our clients’ engineering teams to extend their capacity and budgets throughout the software product life cycle. We locate our Software Product Labs predominantly in India and in Central and Eastern Europe and we operate them across multiple locations as needed to optimize global delivery. They primarily serve customers in North America and Europe, and may include team members local to the client.

2.
System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development and consulting. We provide these services in 18 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences & healthcare, manufacturing and transportation, retail, and others.

3.
Software Distribution, in which, through our NessPRO business unit, we market and sell enterprise software licenses of third-party software vendors to corporate clients in geographic areas that are partially or totally uncovered by the software vendors’ own sales forces. We also provide a range of implementation, customization and support services related to those licenses. We resell products mostly in Israel, Italy, Spain and Portugal for over 30 third-party software vendors.

Segment operating profit is defined as income from operations, excluding unallocated headquarters costs. Expenses included in segment operating profit consist principally of direct selling, general, administrative and delivery costs. Certain general and administrative expenses, stock-based compensation and a portion of depreciation are not allocated to specific segments as management believes they are not directly attributable to any specific segment. Accordingly, these expenses are categorized as “Unallocated Expenses” and adjusted against our total income from operations. Additionally, our management has determined that it is not practical to allocate certain identifiable assets by segment when such assets are used interchangeably among the segments.

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended March 31,
Segment Data (1):	2008	2009
	(Unaudited)
Revenues:
Software Product Engineering	$20,529	$24,966
System Integration and Application Development	124,573	103,425
Software Distribution	14,630	8,043
	$159,732	$136,434
Operating Income (Loss):
Software Product Engineering	$1,201	$4,114
System Integration and Application Development	10,107	2,188
Software Distribution	967	2,220
Unallocated Expenses	(2,246)	(5,156)
	$10,029	$3,366

(1)
Effective October 1, 2008, the company reorganized its reportable segments to correspond to its three primary service lines. Prior period segment data has been reclassified to reflect the current organization of the segments.

Liquidity and Capital Resources

Overview

As of March 31, 2009, we had cash and cash equivalents, restricted cash and short-term bank deposits of $58.0 million compared to $58.7 million as of December 31, 2008. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested locally to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,911	$8,594
Net cash used in investing activities	(5,083)	(14,122)
Net cash provided by (used in) financing activities	25,128	(2,983)
Effect of exchange rate changes on cash and cash equivalents	730	(2,733)
Increase (decrease) in cash and cash equivalents	22,686	(11,244)
Cash and cash equivalents at the beginning of the period	43,097	50,659
Cash and cash equivalents at the end of the period	$65,783	$39,415

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net cash provided by operating activities was $8.6 million in the three months ended March 31, 2009, compared to $1.9 million in the three months ended March 31, 2008. The major factors contributing to the increase were an improvement in our cash collection efforts reflected in a larger decrease in our total trade receivables, representing $13.7 million, a $9.5 million payment made in the first quarter of 2008 in respect of a 2007 arbitration settlement with a former customer for which there was no corresponding amount in the three months ended March 31, 2009, and a decrease in unbilled receivables in the three months ended March 31, 2009 compared to an increase in the three months ended March 31, 2008, representing $6.8 million, offset by a larger decrease in other accounts payable and accrued expenses, representing $7.2 million, a decrease in advances from customers and deferred revenues in the three months ended March 31, 2009 compared to an increase in the three months ended March 31, 2008, representing $7.0 million, lower net income, representing $5.4 million, and a larger decrease in trade payables, representing $3.5 million.

Net cash used in investing activities was $14.1 million in the three months ended March 31, 2009, compared with $5.1 million in the three months ended March 31, 2008. The major factor contributing to the increase was larger investments in short-term bank deposits, representing $9.5 million.

Net cash used in financing activities was $3.0 million in the three months ended March 31, 2009, compared with net cash provided by financing activities of $25.1 million in the three months ended March 31, 2008. The major factors contributing to the change were proceeds from new long-term bank loans and short-term bank credit in the three months ended March 31, 2008 for which there were no corresponding amounts in the three months ended March 31, 2009, representing $25.0 million and $7.2 million, respectively, and the repurchase of shares in the three months ended March 31, 2009 as part of our share repurchase plan, for which there was no corresponding amount in the three months ended March 31, 2008, representing $1.2 million, offset by an acquired subsidiary’s dividends paid to its former shareholder in the three months ended March 31, 2008 for which there was no corresponding amount in the three months ended March 31, 2009, representing $5.7 million.

The effect of exchange rate changes on cash and cash equivalents was ($2.7) million in the three months ended March 31, 2009, compared to $0.7 million in the three months ended March 31, 2008. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At March 31, 2009, we had a short-term loan in the amount of $8.0 million from a commercial bank, bearing an interest rate of Libor plus 2.3% and maturing on April 30, 2009. In addition, at March 31, 2009, we had three long-term loans taken in 2007 to fund acquisitions: a long-term loan from a commercial bank in the amount of €9.0 million, or $12.0 million, to fund the acquisition of NessPRO Italy S.p.A., taken in September 2007; a long-term loan from a commercial bank in the amount of €13.9 million, or $18.5 million, to fund the acquisition of FMC Consulting and Informatics Ltd., taken in November 2007; and a long-term loan from a commercial bank in the amount of $12.0 million to fund the acquisition of MS9 Consulting LLC, taken in November 2007; as well as a long-term loan from a commercial bank in the amount of €12.0 million, or $16.0 million, taken in March 2008. The loans mature over five years with principal payments commencing in the third year, and bear interest at fixed and variable rates paid quarterly. The long-term loans contain covenants, which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and of total consolidated assets to consolidated stockholders’ equity, and which place limitations on merging or transferring assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of March 31, 2009, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.3 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupee.

In addition, one of our Israeli subsidiaries had a long-term loan of NIS 16.8 million, or $4.0 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly; and a short-term loan of NIS 30.0 million, or $7.2 million, from a commercial bank, taken in October 2008, bearing interest at a fixed rate and maturing over one year, paid semi-annually. These loans and bank guarantees obtained by this Israeli subsidiary contain covenants, which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary, and which place limitations on merging, transferring or pledging assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of March 31, 2009, we were in compliance and expect to remain in compliance with these covenants.

At March 31, 2009, one of our non-U.S. subsidiaries had short-term borrowings denominated in Euros aggregating to $1.7 million with a weighted average interest rate of 5.97%.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2009.

Contractual Obligations

As of March 31, 2009, except for the short-term and long-term loans obtained through March 31, 2009, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our 2008 Annual Report on Form 10-K filed with the SEC on March 16, 2009. We are under no obligation, and expressly disclaim any obligation, to update or alter such forward-looking statements, whether as a result of such changes, new information, subsequent events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients using applicable local currencies, Euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in countries in which we conduct business. Our earnings are predominantly affected by fluctuations in the value of the U.S. dollar as compared to the New Israeli Shekel, the Indian Rupee, the Euro and the Czech Crown; and to some extent by fluctuations in intra-European currency rates.

As an example, a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first quarter of 2009 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.2 million for that period, while an increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the first quarter of 2009 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.3 million for that period.

In order to reduce the effect of such movements on our earnings, we utilize certain foreign exchange forward contracts to hedge our exposure against the Indian Rupee. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

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

Other than as described above, we do not engage in trading market risk sensitive instruments or purchase hedging or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk, nor have we purchased options or entered into swaps or forward or futures contracts, nor do we use derivative financial instruments for speculative trading purposes.

In the future, we may be subject to interest rate risk on our investments and loans, which would affect their carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $4.9 million, using the exchange rate prevailing at the end of the quarter. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $19.0 million, using the exchange rate prevailing at the end of the quarter. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial legal basis for our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect our financial condition.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2008, we announced that our board of directors had authorized a stock repurchase program, under which we may repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. During the quarter ended March 31, 2009, we purchased a total of 388,722 shares at an average price of $3.13 per share, for an aggregate purchase price of $1,217,317. As of March 31, 2009, the remaining authorized number of shares that may be repurchased under the plan was 3,069,537.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	—	$—	—	3,458,259
February 1-28, 2009	383,922	$3.14	383,922	3,074,337
March 1-31, 2009	4,800	$2.74	4,800	3,069,537
Total	388,722	$3.13	930,463	3,069,537

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President, Director
(principal executive officer)

Date: May 8, 2009	By:	/s/ Ofer Segev
Ofer Segev
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.