Form 10-Q
period 2009-06-30
NESS TECHNOLOGIES INC
filed 2009-08-06
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 38,451,090 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets – December 31, 2008 and June 30, 2009 (Unaudited)	3
Consolidated Statements of Income – Three and six months ended June 30, 2008 and 2009 (Unaudited)	5
Consolidated Statements of Cash Flows – Six months ended June 30, 2008 and 2009 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – June 30, 2009 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Overview	20
Recent Developments	21
Consolidated Results of Operations	21
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008	22
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008	24
Results by Business Segment	27
Liquidity and Capital Resources	28
Forward-Looking Statements and Risk Factors	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

Evaluation of Disclosure Controls and Procedures	31
Changes in Internal Control Over Financial Reporting	32

PART II – OTHER INFORMATION	33

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	34
Item 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2008	June 30, 2009
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,659	$36,055
Restricted cash	2,331	2,398
Short-term bank deposits	5,703	20,775
Trade receivables, net of allowance for doubtful accounts of $4,287 at December 31, 2008 and $4,184 at June 30, 2009	200,118	153,710
Unbilled receivables	35,585	33,713
Other accounts receivable and prepaid expenses	31,344	34,864
Work in progress	1,532	2,808
Total current assets	327,272	284,323

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,806	6,998
Unbilled receivables	9,220	8,553
Deferred income taxes, net	8,356	7,338
Severance pay fund	46,478	46,910
Property and equipment, net	36,733	34,999
Intangible assets, net	22,073	18,271
Goodwill	290,055	290,654
Total long-term assets	419,721	413,723

Total assets	$746,993	$698,046

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2008	June 30, 2009
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$18,072	$11,265
Current maturities of long-term debt	7,089	18,928
Trade payables	47,072	27,935
Advances from customers and deferred revenues	33,280	31,571
Other accounts payable and accrued expenses	124,697	88,620
Total current liabilities	230,210	178,319

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	60,973	61,999
Other long-term liabilities	6,444	6,469
Deferred income taxes	2,673	1,991
Accrued severance pay	55,014	53,512
Total long-term liabilities	125,104	123,971

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2008 and at June 30, 2009; Issued: 39,628,994 at December 31, 2008 and 39,628,994 at June 30, 2009; Outstanding 39,087,253 at December 31, 2008 and 38,451,090 at June 30, 2009	396	396
Additional paid-in capital	330,128	331,803
Accumulated other comprehensive income	4,614	6,483
Retained earnings	58,930	61,500
Treasury stock, at cost (541,741 shares at December 31, 2008 and 1,177,904 at June 30, 2009)	(2,389)	(4,426)
Total stockholders’ equity	391,679	395,756

Total liabilities and stockholders’ equity	$746,993	$698,046

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$170,586	$137,243	$330,318	$273,677
Cost of revenues	117,995	99,839	232,385	201,433
Gross profit	52,591	37,404	97,933	72,244

Selling and marketing	14,538	11,792	27,746	22,953
General and administrative	26,817	23,474	48,922	48,931
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	(2,610)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	(2,534)
Total operating expenses	41,355	35,266	76,668	66,740

Operating income	11,236	2,138	21,265	5,504
Financial expenses, net	(1,032)	(647)	(2,448)	(2,032)
Income before taxes on income	10,204	1,491	18,817	3,472

Taxes on income	2,114	449	3,833	902
Net income	$8,090	$1,042	$14,984	$2,570

Basic net earnings per share	$0.21	$0.03	$0.38	$0.07
Diluted net earnings per share	$0.21	$0.03	$0.38	$0.07

(*)  Includes stock-based compensation, as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of revenues	$63	$57	$145	$120
Selling and marketing	58	46	114	103
General and administrative	527	725	1,280	1,533

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$14,984	$2,570
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	1,539	1,756
Currency fluctuation of long-term debt	5	—
Depreciation and amortization	8,426	9,281
Arbitration settlement and related charges	(9,452)	—
Loss (gain) on sale of property and equipment	6	(280)
Loss from impairment of cost investments	—	75
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)
Decrease in trade receivables, net	5,967	42,292
Decrease (increase) in unbilled receivables	(6,519)	2,181
Increase in other accounts receivable and prepaid expenses	(971)	(1,838)
Increase in work-in-progress	(2,861)	(355)
Decrease (increase) in long-term prepaid expenses	926	(210)
Deferred income taxes, net	3,674	145
Increase (decrease) in trade payables	268	(15,467)
Increase (decrease) in advances from customers and deferred revenues	7,498	(683)
Increase in other long-term liabilities	341	293
Decrease in other accounts payable and accrued expenses	(7,191)	(17,340)
Decrease in accrued severance pay, net	(1,748)	(1,542)
Net cash provided by operating activities	14,892	18,344

Cash flows from investing activities:
Additional payments in connection with acquisitions of subsidiaries in prior periods	(5,973)	(16,203)
Proceeds from maturity of (investment in) short-term bank deposits, net	2,655	(15,920)
Proceeds from sale of property and equipment	102	703
Purchase of property and equipment and capitalization of software developed for internal use	(6,539)	(5,045)
Net cash used in investing activities	(9,755)	(36,465)

Cash flows from financing activities:
Exercise of options	165	—
Repurchase of shares	—	(2,037)
Acquired subsidiary’s dividend to its former shareholder	(10,048)	(683)
Short-term bank loans and credit, net	4,523	(6,361)
Proceeds from long-term debt	25,090	15,000
Principal payments of long-term debt	(1,972)	(2,161)
Net cash provided by financing activities	17,758	3,758

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(1,525)	(241)
Increase (decrease) in cash and cash equivalents	21,370	(14,604)
Cash and cash equivalents at the beginning of the period	43,097	50,659
Cash and cash equivalents at the end of the period	$64,467	$36,055

Non-cash activity

Gain (loss) from mark-to-market of foreign exchange forward contracts and interest rate swap	$(5,370)	$326

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

The accompanying consolidated balance sheet as of June 30, 2009, the consolidated statements of income for the three and six months ended June 30, 2008 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2009, our consolidated results of operations for the three and six months ended June 30, 2008 and 2009 and our consolidated cash flows for the six months ended June 30, 2008 and 2009.

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

Results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of June 30, 2009 were presented on our consolidated balance sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$35	$—	$35	$—
Total assets	$35	$—	$35	$—

Derivative instruments	$788	$—	$788	$—
Total liabilities	$788	$—	$788	$—

f.	Impact of recently issued accounting pronouncements

In April 2009, the FASB issued three related staff positions: (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”), and (iii) FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107” and “APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If a company concludes that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the company may conclude that a change in valuation technique or the use of multiple valuation techniques is appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these FSPs did not have an impact on our financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our financial statements. We have evaluated the potential impact of subsequent events on the accompanying interim condensed consolidated financial statements through August 6, 2009, the filing date of this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our financial statements.

Note 3: Acquisitions

a.	Goodwill

In the six months ended June 30, 2009, we increased our goodwill by $599, which consisted of adjustments with respect to prior-year acquisitions of $2,540 partially offset by translation adjustments of $1,941.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2008, we performed our annual impairment test and determined that goodwill was not impaired. Due to the further decline in our market capitalization and changes in our assumptions related to future cash flows and market conditions during the six months ended June 30, 2009, we updated our analysis and performed an impairment test as of June 30, 2009. In performing the test, we compared the fair value of each reporting unit to its carrying value. In such a test, if the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. We determined the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenues, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. We corroborated the fair values using the Market Approach. As a result of the analysis, we concluded that goodwill was not impaired.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three and six months ended June 30, 2008 as if our 2008 acquisition of Logos, a.s. had occurred on January 1, 2008, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Three months ended	Six months ended
	June 30, 2008
	(Unaudited)	(Unaudited)

Revenues	$184,168	$357,378
Net income	$6,810	$13,456

Earnings per share:
Basic	$0.17	$0.34
Diluted	$0.17	$0.34

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

Note 5: Commissions related to the sale of Israeli SAP sales and distribution operations

In the six months ended June 30, 2009, we recorded income of $2,534, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008.

Note 6: Accounting for stock-based compensation

During the six months ended June 30, 2009, we granted options to purchase 193,750 shares of our common stock, at a weighted average fair value of $1.36 per option, and 40,450 restricted stock units under our 2007 Stock Incentive Plan. The options were granted at an exercise price of $4.53 per share. The options and restricted stock units vest over the requisite service period of the award. No options or restricted stock units were granted during the three months ended June 30, 2009.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Black-Scholes				Monte Carlo
	Three months ended June 30,		Six months ended June 30,		Three and six months ended June 30,
	2008	2009	2008	2009	2008 and 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Dividend yield	0%	—	0%	0%	0%
Expected volatility	31.50%	—	31.33%	38%	29 – 31%
Risk-free interest	2.82%	—	2.38%	1.44%	3.05 – 4.95%
Expected life (in years)	3.50	—	3.17	4.6	N/A

As of June 30, 2009, options to purchase 4,967,445 shares were outstanding with a weighted average exercise price of $10.48 per share, and 505,950 restricted stock units were outstanding. Options, restricted stock and restricted stock units to purchase 2,047,761 shares were available for future grants as of June 30, 2009.

Total stock-based compensation expense was $648 and $1,539 for the three and six months ended June 30, 2008 and $828 and $1,756 for the three and six months ended June 30, 2009, and the total recognized tax benefit was $48, $95, $82 and $175, respectively.

As of June 30, 2009, $5,859 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 1.7 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2009 does not consider the effect of stock options that may be issued in subsequent periods.

Note 7: Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., they hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. Derivatives that are designated and qualify as hedges of forecasted transactions (i.e., cash flow hedges) are carried at fair value with the effective portion of a derivative’s gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods in which the hedged forecasted transaction affects earnings. For derivative instruments that are not designated and qualified as hedging instruments under SFAS 133, the gains or losses on the derivative instruments are recognized in current earnings during the period of the change in fair values.

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

Cash Flow Hedging Strategy:

At June 30, 2009, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates. At June 30, 2009, the aggregate notional amount of the interest rate swaps was $27,000 and there was no ineffectiveness related to these derivatives for the six months ended June 30, 2009, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at June 30, 2009, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At June 30, 2009, the notional amount of foreign exchange forward contracts we entered into was $33,700 and there was no ineffectiveness related to these foreign exchange forward contracts for the six months ended June 30, 2009, with all unrealized losses being deferred in accumulated other comprehensive income.

Derivatives Instruments Not Designated as Hedging Strategy:

We enter into foreign exchange forward contracts to hedge a portion of our trade payables and receivables for a period of one to three months. The purpose of our foreign currency hedging activities is to protect the fair value of our trade payables and receivables due to foreign exchange rates.

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets		Liabilities
	Balance Sheet Item	June 30, 2009	Balance Sheet Item	June 30, 2009
		(Unaudited)		(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$35	“Other accounts payable and accrued expenses”	$216
Interest rate swap		—	“Other long-term liabilities”	402
Total cash flow hedging		$35		$618
Derivatives not designated as hedging:
Foreign exchange forward contracts		—	“Other accounts payable and accrued expenses”	170
Total derivatives		$35		$788

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

		Loss (Gain) Recognized in Statements of Income
	Loss Recognized in Other Comprehensive Income		Three months ended June 30, 2009	Six months ended June 30, 2009
	June 30, 2009	Statements of Income Item
	(Unaudited)		(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$216	“Cost of revenues” and “Total operating expenses”	$1,093	$2,953
Interest rate swap	402	“Financial expenses, net”	66	103
Total cash flow hedging	$618		$1,159	$3,056
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	(420)	553
Total derivatives			$739	$3,609

Note 8: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to or our property is subject to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.3 million, using the exchange rate prevailing at the end of the quarter. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $20.3 million, using the exchange rate prevailing at the end of the quarter. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial legal basis for our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect our financial condition.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2008 and June 30, 2009 is $48,146 and $43,119, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of $2.4 million held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$8,090	$1,042	$14,984	$2,570
Foreign currency translation adjustments, net	8,364	21,366	25,298	(1,513)
Unrealized income (losses) on foreign exchange forward contracts and interest rate swap	(3,733)	3,004	(4,457)	3,382
Comprehensive income	$12,721	$25,412	$35,825	$4,439

b.	Changes in accumulated other loss due to cash flow hedging strategy:

	Six months ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$—	$4,000
Mark to market of foreign exchange forward contracts and interest rate swap	5,370	(326)
Loss recognized in earnings during the period	(913)	(3,056)
Balance at the end of the period	$4,457	$618

c.	Option exercises:

In the three and six months ended June 30, 2009, no options to purchase our common stock were exercised.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

d.	Treasury stock:

During the three and six months ended June 30, 2009, we repurchased 247,441 and 636,163 shares of our common stock, respectively, on the open market for an aggregate purchase price of $820 and $2,037, respectively.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The table below presents financial information for our reportable segments:

	Three months ended June 30, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$24,739	$126,547	$19,300	$—	$170,586
Operating income (loss)	$2,061	$8,409	$4,082	$(3,316)	11,236
Financial expenses, net					(1,032)
Income before taxes on income					$10,204

	Three months ended June 30, 2009
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$25,688	$104,145	$7,410	$—	$137,243
Operating income (loss)	$4,096	$2,445	$(510)	$(3,893)	2,138
Financial expenses, net					(647)
Income before taxes on income					$1,491

	Six months ended June 30, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$45,268	$251,120	$33,930	$—	$330,318
Operating income (loss)	$3,262	$18,516	$5,049	$(5,562)	21,265
Financial expenses, net					(2,448)
Income before taxes on income					$18,817

	Six months ended June 30, 2009
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$50,654	$207,570	$15,453	$—	$273,677
Operating income (loss)	$8,210	$4,633	$1,710	$(9,049)	5,504
Financial expenses, net					(2,032)
Income before taxes on income					$3,472

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and six months ended June 30, 2008 and 2009, and long-lived assets as of December 31, 2008 and June 30, 2009:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$59,979	$42,371	$120,502	$87,641
North America	45,006	43,544	86,920	86,023
Europe (except Czech Republic)	42,688	26,398	79,650	52,984
Czech Republic	15,680	18,698	28,949	35,136
Asia and the Far East	7,233	6,232	14,297	11,893
	$170,586	$137,243	$330,318	$273,677

	December 31, 2008	June 30, 2009
		(Unaudited)
Long-lived assets:
Israel	$20,030	$20,535
Europe	6,731	5,340
North America	2,245	2,173
Asia and the Far East	7,727	6,951
	$36,733	$34,999

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 11: Income Taxes

As of June 30, 2009 the total of our unrecognized tax benefits was $3,532, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $611 at June 30, 2009. During the six months ended June 30, 2009, we recorded $81 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of June 30, 2009 is as follows:

Balance as of January 1, 2009	$3,177
Reductions related to changes in interest rates and foreign currency exchange rates	(159)
Additions related to tax positions taken during the period	186
Balance as of March 31, 2009	3,204
Reductions related to changes in interest rates and foreign currency exchange rates	156
Additions related to tax positions taken during the period	172
Balance as of June 30, 2009	$3,532

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$8,090	$1,042	$14,984	$2,570

Denominator:
Weighted average number of shares of common stock	39,214	38,590	39,208	38,755
Effect of dilutive securities:
Employee stock options and restricted stock units	212	559	254	578
Denominator for diluted net earnings per share - weighted average assuming exercise of options and restricted stock units	39,426	39,149	39,462	39,333

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,670,562 and 4,731,431, respectively, for the three and six months ended June 30, 2008 and 4,930,543 and 4,979,304, respectively, for the three and six months ended June 30, 2009.

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

Our revenues decreased to $137.2 million and $273.7 million for the three and six months ended June 30, 2009, from $170.6 million and $330.3 million for the three and six months ended June 30, 2008, respectively. Net income decreased to $1.0 million and $2.6 million for the three and six months ended June 30, 2009 from $8.1 million and $15.0 million for the three and six months ended June 30, 2008, respectively.

The dollar strengthened by an average of 19% and 15% against the New Israeli Shekel, or NIS, and by an average of 26% and 27% against the Euro and other relevant European currencies in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively. Approximately 65% of our revenues and 80% of our expenses are denominated in non-dollar currencies.  We estimate that our revenues were $19.1 million and $35.3 million lower in the three and six months ended June 30, 2009 as a result of changes in foreign currency exchange rates versus their average rates for the three and six months ended June 30, 2008, respectively. There was no material effect on our operating income in the three and six months ended June 30, 2009 as a result of changes in foreign currency exchange rates versus their average rates for the three and six months ended June 30, 2008, respectively.

Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2009, no client accounted for more than approximately 5% of our revenues and our largest twenty clients together accounted for approximately 36% and 35% of our revenues, respectively. For the three and six months ended June 30, 2009, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 12%. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2009.

Our backlog as of June 30, 2009 was $682 million compared to $799 million as of June 30, 2008, representing a year-over-year backlog decline of $63 million plus a reduction in the dollar value of our non-U.S. backlog due to the stronger dollar of $54 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and six months ended June 30, 2009, the percentage of our revenues derived from clients in Europe was 33% and 32%, respectively; in Israel, 31% and 32%, respectively; in North America, 32% and 31%, respectively; and in Asia Pacific, 5% and 4%, respectively.

As of June 30, 2009, we had approximately 7,800 employees, including approximately 6,645 IT professionals. Of the 7,800 employees, approximately 2,765 were in India, 2,555 were in Israel, 1,580 were in Europe, 515 were in North America and 385 were in Asia Pacific.

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.2	72.7	70.4	73.6
Gross profit	30.8	27.3	29.6	26.4

Operating expenses:
Selling and marketing	8.5	8.6	8.4	8.4
General and administrative	15.7	17.1	14.8	17.9
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	(1.0)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	(0.9)
Total operating expenses	24.2	25.7	23.2	24.4

Operating income	6.6	1.6	6.4	2.0
Financial expenses, net	(0.6)	(0.5)	(0.7)	(0.7)
Income before taxes on income	6.0	1.1	5.7	1.3

Taxes on income	1.2	0.3	1.2	0.3
Net income	4.7	0.8	4.5	0.9

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Decrease
	2008	2009	$	%

Revenues	$170,586	$137,243	(33,343)	(19.5)
Cost of revenues	117,995	99,839	(18,156)	(15.4)
Gross profit	$52,591	$37,404	(15,187)	(28.9)
Gross margin	30.8%	27.3%

Revenues

Our revenues decreased from $170.6 million in the three months ended June 30, 2008 to $137.2 million in the three months ended June 30, 2009, representing a decrease of $33.3 million, or 19.5%. This decrease was primarily due to foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $19.1 million, a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe and in Israel, representing $12.9 million, lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $5.7 million, and reduced sales in our Software Distribution segment, representing $5.0 million, offset by acquisitions, representing $8.0 million, and growth in our Software Product Engineering segment, representing $1.3 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $118.0 million in the three months ended June 30, 2008 to $99.8 million in the three months ended June 30, 2009, representing a decrease of $18.2 million, or 15.4%. The decrease was due primarily to foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $14.2 million, a reduction in our delivery staff in response to our decrease in revenues, representing $7.1 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $1.9 million, offset by acquisitions, representing $6.5 million.

Gross Profit

Our gross profit (revenues less cost of revenues) decreased from $52.6 million in the three months ended June 30, 2008 to $37.4 million in the three months ended June 30, 2009, representing a decrease of $15.2 million, or 28.9%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $9.6 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $4.8 million, and lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $3.7 million, offset by acquisitions, representing $1.6 million. Gross margin declined from 30.8% in the three months ended June 30, 2008 to 27.3% in the three months ended June 30, 2009 largely as a result of slowdowns in our Central and Eastern European system integration business and our Software Distribution segment, partially offset by the improved gross margin in our Software Product Engineering segment.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Decrease
	2008	2009	$	%

Selling and marketing	$14,538	$11,792	(2,746)	(18.9)
General and administrative	26,817	23,474	(3,343)	(12.5)
Total operating expenses	41,355	35,266	(6,089)	(14.7)
Operating income	$11,236	$2,138	(9,098)	(81.0)

Selling and marketing

Selling and marketing expenses decreased from $14.5 million in the three months ended June 30, 2008 to $11.8 million in the three months ended June 30, 2009, representing a decrease of $2.7 million, or 18.9%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $2.1 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $1.7 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $1.5 million.

General and administrative

General and administrative expenses decreased from $26.8 million in the three months ended June 30, 2008 to $23.5 million in the three months ended June 30, 2009, representing a decrease of $3.3 million, or 12.5%. This decrease was due primarily to foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $3.4 million, and cost reductions, representing $2.0, offset by increases in our Center of Excellence, IT, Human Resources and Finance organizations throughout 2008 needed to support internal initiatives, together representing $1.9 million, and acquisitions, representing $0.6 million.

Operating Income

Operating income decreased from $11.2 million in the three months ended June 30, 2008 to $2.1 million in the three months ended June 30, 2009, representing a decrease of $9.1 million, or 81.0%. The major factors contributing to this decrease were a drop in operating income of our System Integration and Application Development segment, representing $4.9 million, a drop in operating income of our Software Distribution segment due to reduced sales, representing $2.6 million, a decrease in operating income of our Software Distribution segment due to the August 2008 sale of our Israeli SAP sales and distribution operations, representing $2.1 million, and an increase in unallocated expenses, representing $1.0 million, offset by an increase in operating income of our Software Product Engineering segment, representing $2.0 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Decrease
	2008	2009	$	%

Operating income	$11,236	$2,138	(9,098)	(81.0)
Financial expenses, net	(1,032)	(647)	(385)	(37.3)
Income before taxes on income	10,204	1,491	(8,713)	(85.4)
Taxes on income	2,114	449	(1,665)	(78.8)
Net income	$8,090	$1,042	(7,048)	(87.1)

Financial expenses, net

Financial expenses, net, decreased from $1.0 million in the three months ended June 30, 2008 to $0.6 million in the three months ended June 30, 2009, representing a decrease of $0.4 million, or 37.3%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $0.3 million. Our average net debt changed from $22.5 million in the three months ended June 30, 2008 to $38.8 million in the three months ended June 30, 2009.

Taxes on income

Our taxes on income decreased from $2.1 million in the three months ended June 30, 2008 to $0.4 million in the three months ended June 30, 2009, representing a decrease of $1.7 million, or 78.8%. This decrease was due primarily to the decrease in our taxable income. Our effective tax rate in the three months ended June 30, 2009 was 30.1%, compared to 20.7% in the three months ended June 30, 2008.

Net Income

Net income decreased from $8.1 million in the three months ended June 30, 2008 to $1.0 million in the three months ended June 30, 2009, representing a decrease of $7.0 million, or 87.1%. The decrease was due primarily to our decrease in operating income of $9.1 million partially offset by our decrease in financial expenses, representing $0.4 million, and our decrease in taxes, representing $1.7 million.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Decrease
	2008	2009	$	%

Revenues	$330,318	$273,677	(56,641)	(17.1)
Cost of revenues	232,385	201,433	(30,952)	(13.3)
Gross profit	$97,933	$72,244	(25,689)	(26.2)
Gross margin	29.6%	26.4%

Revenues

Our revenues decreased from $330.3 million in the six months ended June 30, 2008 to $273.7 million in the six months ended June 30, 2009, representing a decrease of $56.6 million, or 17.1%. This decrease was primarily due to foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $35.3 million, a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe, representing $24.4 million, lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $10.3 million, and reduced sales in our Software Distribution segment, representing $5.9 million, offset by acquisitions, representing $13.3 million, and growth in our Software Product Engineering segment, representing $5.9 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $232.4 million in the six months ended June 30, 2008 to $201.4 million in the six months ended June 30, 2009, representing a decrease of $31.0 million, or 13.3%. The decrease was due primarily to foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $26.0 million, a reduction in our delivery staff in response to our decrease in revenues, representing $10.3 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $4.4 million, offset by acquisitions, representing $11.0 million, and severance expenses in the six months ended June 30, 2009, mainly in Europe, representing $1.0 million.

Gross Profit

Our gross profit (revenues less cost of revenues) decreased from $97.9 million in the six months ended June 30, 2008 to $72.2 million in the six months ended June 30, 2009, representing a decrease of $25.7 million, or 26.2%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $14.0 million, lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $5.9 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $9.3 million, and severance expenses, representing $1.0 million, offset by acquisitions, representing $2.4 million. Gross margin declined from 29.6% in the six months ended June 30, 2008 to 26.4% in the six months ended June 30, 2009 largely as a result of slowdowns in our Central and Eastern European system integration business and our Software Distribution segment, the continued sales and pricing pressure on our U.S.-based financial services business and severance expenses, partially offset by the improved gross margin in our Software Product Engineering segment.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2008	2009	$	%

Selling and marketing	$27,746	$22,953	(4,793)	(17.3)
General and administrative	48,922	48,931	9	0.0
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)	(2,610)	N/A
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)	(2,534)	N/A
Total operating expenses	76,668	66,740	(9,928)	(12.9)
Operating income	$21,265	$5,504	(15,761)	(74.1)

Selling and marketing

Selling and marketing expenses decreased from $27.7 million in the six months ended June 30, 2008 to $23.0 million in the six months ended June 30, 2009, representing a decrease of $4.8 million, or 17.3%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $3.4 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $3.3 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $3.2 million.

General and administrative

General and administrative expenses were $48.9 million in the six months ended June 30, 2009 compared to $48.9 million in the six months ended June 30, 2008. The primary factors included were an increase in severance expenses, representing $1.7 million, increases in our Center of Excellence, IT, Human Resources and Finance organizations throughout 2008 needed to support internal initiatives, together representing $4.3 million, and acquisitions, representing $1.0 million, offset by foreign currency effects on non-dollar expenses attributable to the stronger dollar, representing $6.1 million and cost reductions, representing $2.0 million.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In the six months ended June 30, 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in the six months ended June 30, 2008.

Commissions related to the sale of Israeli SAP sales and distribution operations

In the six months ended June 30, 2009, we recorded income of $2.5 million, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008. There was no corresponding income in the six months ended June 30, 2008.

Operating Income

Operating income decreased from $21.3 million in the six months ended June 30, 2008 to $5.5 million in the six months ended June 30, 2009, representing a decrease of $15.8 million, or 74.1%. The major factors contributing to this decrease were a drop in operating income of our System Integration and Application Development segment, representing $13.2 million, an increase in unallocated expenses, representing $4.3 million, a decrease in operating income of our Software Distribution segment due to the August 2008 sale of our Israeli SAP sales and distribution operations, representing $3.1 million, a drop in operating income of our Software Distribution segment due to reduced sales, representing $3.0 million, and acquisitions, representing $1.9 million, offset by an increase in operating income of our Software Product Engineering segment, representing $4.7 million, income from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, and commissions recognized by our Software Distribution segment related to the August 2008 sale of our Israeli SAP sales and distribution operations, representing $2.5 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Decrease
	2008	2009	$	%

Operating income	$21,265	$5,504	(15,761)	(74.1)
Financial expenses, net	(2,448)	(2,032)	(416)	(17.0)
Income before taxes on income	18,817	3,472	(15,345)	(81.5)
Taxes on income	3,833	902	(2,931)	(76.5)
Net income	$14,984	$2,570	(12,414)	(82.8)

Financial expenses, net

Financial expenses, net, decreased from $2.4 million in the six months ended June 30, 2008 to $2.0 million in the six months ended June 30, 2009, representing a decrease of $0.4 million, or 17.0%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $0.3 million. Our average net debt changed from $19.1 million in the six months ended June 30, 2008 to $35.0 million in the six months ended June 30, 2009.

Taxes on income

Our taxes on income decreased from $3.8 million in the six months ended June 30, 2008 to $0.9 million in the six months ended June 30, 2009, representing a decrease of $2.9 million, or 76.5%. This decrease was due primarily to the decrease in our taxable income. Our effective tax rate in the six months ended June 30, 2009 was 26.0%, compared to 20.4% in the six months ended June 30, 2008.

Net Income

Net income decreased from $15.0 million in the six months ended June 30, 2008 to $2.6 million in the six months ended June 30, 2009, representing a decrease of $12.4 million, or 82.8%. The decrease was due primarily to our decrease in operating income of $15.8 million, partially offset by our decrease in financial expenses, representing $0.4 million, and our decrease in taxes, representing $2.9 million.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Segment Data (1):	2008	2009	2008	2009

Revenues:
Software Product Engineering	$24,739	$25,688	$45,268	$50,654
System Integration and Application Development	126,547	104,145	251,120	207,570
Software Distribution	19,300	7,410	33,930	15,453
	$170,586	$137,243	$330,318	$273,677
Operating Income (Loss):
Software Product Engineering	$2,061	$4,096	$3,262	$8,210
System Integration and Application Development	8,409	2,445	18,516	4,633
Software Distribution	4,082	(510)	5,049	1,710
Unallocated Expenses	(3,316)	(3,893)	(5,562)	(9,049)
	$11,236	$2,138	$21,265	$5,504

Liquidity and Capital Resources

Overview

As of June 30, 2009, we had cash and cash equivalents, restricted cash and short-term bank deposits of $59.2 million compared to $58.7 million as of December 31, 2008. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested locally to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$14,892	$18,344
Net cash used in investing activities	(9,755)	(36,465)
Net cash provided by financing activities	17,758	3,758
Effect of exchange rate changes on cash and cash equivalents	(1,525)	(241)
Increase (decrease) in cash and cash equivalents	21,370	(14,604)
Cash and cash equivalents at the beginning of the period	43,097	50,659
Cash and cash equivalents at the end of the period	$64,467	$36,055

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net cash provided by operating activities was $18.3 million in the six months ended June 30, 2009, compared to $14.9 million in the six months ended June 30, 2008. The major factors contributing to the increase were a larger decrease in our total trade receivables, representing $36.3 million, a $9.5 million payment made in the first quarter of 2008 in respect of a 2007 arbitration settlement with a former customer for which there was no corresponding amount in the six months ended June 30, 2009, and a decrease in unbilled receivables in the six months ended June 30, 2009 compared to an increase in the six months ended June 30, 2008, representing $8.7 million, offset by a decrease in trade payables in the six months ended June 30, 2009 compared to an increase in the six months ended June 30, 2008, representing $15.7 million, lower net income, representing $12.4 million, a larger decrease in other accounts payable and accrued expenses, representing $10.1 million, and a decrease in advances from customers and deferred revenues in the six months ended June 30, 2009 compared to an increase in the six months ended June 30, 2008, representing $8.2 million.

Net cash used in investing activities was $36.5 million in the six months ended June 30, 2009, compared to $9.8 million in the six months ended June 30, 2008. The major factors contributing to the increase were investments in short-term bank deposits in the six months ended June 30, 2009 compared to proceeds from maturity of short-term bank deposits in the six months ended June 30, 2008, representing $18.6 million, and higher payments in connection with acquisitions in prior periods, representing $10.2 million.

Net cash provided by financing activities was $3.8 million in the six months ended June 30, 2009, compared to $17.8 million in the six months ended June 30, 2008. The major factors contributing to the decrease were proceeds from short-term bank credit in the six months ended June 30, 2008 compared to repayments of short-term bank credit in the six months ended June 30, 2009, representing $10.9 million, lower proceeds from new long-term bank loans, representing $10.1 million, and the repurchase of shares in the six months ended June 30, 2009 as part of our share repurchase plan, for which there was no corresponding amount in the six months ended June 30, 2008, representing $2.0 million, offset by lower dividends paid by an acquired subsidiary to its former shareholder, representing $9.4 million.

The effect of exchange rate changes on cash and cash equivalents was $(0.2) million in the six months ended June 30, 2009, compared to ($1.5) million in the six months ended June 30, 2008. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At June 30, 2009, we had a short-term loan in the amount of $3.4 million from a commercial bank, bearing an interest rate of 2.3% and maturing in July 2009. In addition, at June 30, 2009, we had three long-term loans taken in 2007 to fund acquisitions: a long-term loan from a commercial bank in the amount of €9.0 million, or $12.7 million, to fund the acquisition of NessPRO Italy S.p.A., taken in September 2007; a long-term loan from a commercial bank in the amount of €13.9 million, or $19.7 million, to fund the acquisition of FMC Consulting and Informatics Ltd., taken in November 2007; and a long-term loan from a commercial bank in the amount of $12.0 million to fund the acquisition of MS9 Consulting LLC, taken in November 2007. In addition, we had a long-term loan from a commercial bank in the amount of €12.0 million, or $17.0 million, taken in March 2008 and a long-term loan from a commercial bank in the amount of $15.0 million, taken in April 2009. The $15.0 million loan matures over four years with principal payments commencing in the first year. All of the other long-term loans mature over five years from the inception of each loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, or a combination thereof, and is paid quarterly. The long-term loans contain covenants which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and of total consolidated assets to consolidated stockholders’ equity, and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of June 30, 2009, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.4 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at June 30, 2009, one of our Israeli subsidiaries had a long-term loan of NIS 15.8 million, or $4.0 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly; and a short-term loan of NIS 30.0 million, or $7.7 million, from a commercial bank, taken in October 2008, bearing interest at a fixed rate and maturing over one year, paid semi-annually. These loans and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary, and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of June 30, 2009, we were in compliance and expect to remain in compliance with these covenants.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the six months ended June 30, 2009.

Contractual Obligations

As of June 30, 2009, except for the short-term and long-term loans obtained through June 30, 2009, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

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

As an example, a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the six months ended June 30, 2009 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.4 million for that period, while an increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the six months ended 2009 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.5 million for that period. A decrease of 10% in the value of the Euro relative to the U.S. dollar in the six months ended June 30, 2009 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.5 million for that period, while an increase of 10% in the value of the Euro relative to the U.S. dollar in the six months ended June 30, 2009 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.5 million for that period.

In order to reduce the effect of such movements on our earnings, we utilize certain foreign exchange forward contracts to hedge our exposure against the Indian Rupee. In the future, we may enter into additional forward foreign currency exchange or other derivatives contracts to further hedge our exposure to foreign currency exchange rates.

We utilize interest rate swap derivatives to convert certain floating-rate debt to fixed-rate debt. Our interest rate swap derivatives involve an agreement to pay a fixed-rate interest and receive a floating-rate interest, at specified intervals, calculated on an agreed notional amount that matches the amount of the original loan and paid on the same installments and maturity dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to or our property is subject to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.3 million, using the exchange rate prevailing at the end of the quarter. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $20.3 million, using the exchange rate prevailing at the end of the quarter. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial legal basis for our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect our financial condition.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2008, we announced that our board of directors had authorized a stock repurchase program, under which we may repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. During the three months ended June 30, 2009, we purchased a total of 247,441 shares at an average price of $3.32 per share, for an aggregate purchase price of $820,332. As of June 30, 2009, the remaining authorized number of shares that may be repurchased under the plan was 2,822,096.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	—	$—	—	3,069,537
May 1-31, 2009	247,441	$3.32	247,441	2,822,096
June 1-30, 2009	—	$—	—	2,822,096
Total	247,441	$3.32	247,441	2,822,096

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2009 Annual Meeting of Stockholders held on June 15, 2009 (the “Annual Meeting”): (1) election of seven directors and (2) ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The number of shares of common stock outstanding and eligible to vote as of the record date of April 16, 2009 was 38,698,531.

Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the respective matters, including a separate tabulation with respect to each nominee for director:

Nominee	For	Withheld
Aharon Fogel	36,135,612	1,241,206
Sachi Gerlitz	36,962,054	414,764
Morris Wolfson	34,456,169	2,920,649
Dr. Satyam C. Cherukuri	36,737,312	639,506
Dan S. Suesskind	36,715,021	661,797
P. Howard Edelstein	36,485,283	891,535
Gabriel Eichler	36,942,556	434,262

Proposal	For	Against	Abstain	Broker Non-Vote
2. Ratification of Auditors	36,935,126	439,692	2,000	0

Item 5. Other Information

We entered into an employment agreement with Aharon Fogel, our chairman of the board, effective August 1, 2009. Under the agreement, Mr. Fogel is required to devote sufficient time and energy to the company to faithfully perform his duties and responsibilities as our chairman of the board and as chairman of our subsidiary, Ness A.T. Ltd. Mr. Fogel’s annual base compensation, which is payable in NIS, is approximately $149,000, and our Compensation Committee also granted him an annual cash incentive award for 2009 with a target of approximately $115,000, based on the achievement of certain goals relating to the performance of the company, using the dollar-to-NIS exchange rate of August 1, 2009. The agreement does not specify a term of service, but we may terminate the agreement for any reason by giving twelve months’ prior written notice, immediately for cause (as defined in the agreement) or by reason of death or disability. In addition, if the board of directors does not nominate Mr. Fogel for re-election to the board of directors or if our stockholders do not re-elect Mr. Fogel to the board of directors, such event will be considered a termination of Mr. Fogel’s employment, which shall take effect twelve months after the board nominates a slate of directors or the date the company’s stockholders vote not to elect Mr. Fogel to the board, as the case may be. Mr. Fogel may terminate the agreement at any time for any reason by giving up to 12 months’ prior written notice. In the event of termination for any reason, Mr. Fogel will be entitled to his base annual compensation through the applicable termination date, and he will be entitled to receive all amounts deposited in his favor in any pension funds, including payments made for severance purposes. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during the term of the agreement and for one year thereafter.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2009	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President, Director
(principal executive officer)

Date: August 6, 2009	By:	/s/ Ofer Segev
Ofer Segev
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.