Form 10-Q
period 2009-09-30
NESS TECHNOLOGIES INC
filed 2009-11-06
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 38,451,090 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets – December 31, 2008 and September 30, 2009 (Unaudited)	3
Consolidated Statements of Income – Three and nine months ended September 30, 2008 and 2009 (Unaudited)	5
Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and 2009 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – September 30, 2009 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Overview	22
Recent Developments	23
Consolidated Results of Operations	23
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008	24
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008	27
Results by Business Segment	30
Liquidity and Capital Resources	31
Forward-Looking Statements and Risk Factors	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Evaluation of Disclosure Controls and Procedures	34
Changes in Internal Control Over Financial Reporting	35

PART II – OTHER INFORMATION	36

Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2008	September 30, 2009
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,659	$45,954
Restricted cash	2,331	2,398
Short-term bank deposits	5,703	22,703
Trade receivables, net of allowance for doubtful accounts of $4,287 at December 31, 2008 and $5,715 at September 30, 2009	200,118	138,419
Unbilled receivables	35,585	36,278
Other accounts receivable and prepaid expenses	31,344	37,248
Work in progress	1,532	3,445
Total current assets	327,272	286,445

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,806	7,225
Unbilled receivables	9,220	5,238
Deferred income taxes, net	8,356	6,629
Severance pay fund	46,478	51,117
Property and equipment, net	36,733	37,903
Intangible assets, net	22,073	16,836
Goodwill	290,055	299,019
Total long-term assets	419,721	423,967

Total assets	$746,993	$710,412

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2008	September 30, 2009
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$18,072	$12,983
Current maturities of long-term debt	7,089	23,205
Trade payables	47,072	23,830
Advances from customers and deferred revenues	33,280	30,348
Other accounts payable and accrued expenses	124,697	87,520
Total current liabilities	230,210	177,886

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	60,973	57,434
Other long-term liabilities	6,444	7,375
Deferred income taxes	2,673	2,014
Accrued severance pay	55,014	56,781
Total long-term liabilities	125,104	123,604

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2008 and at September 30, 2009; Issued: 39,628,994 at December 31, 2008 and 39,628,994 at September 30, 2009; Outstanding 39,087,253 at December 31, 2008 and 38,451,090 at September 30, 2009	396	396
Additional paid-in capital	330,128	332,641
Accumulated other comprehensive income	4,614	17,969
Retained earnings	58,930	62,342
Treasury stock, at cost (541,741 shares at December 31, 2008 and 1,177,904 at September 30, 2009)	(2,389)	(4,426)
Total stockholders’ equity	391,679	408,922

Total liabilities and stockholders’ equity	$746,993	$710,412

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$164,111	$132,733	$494,429	$406,410
Cost of revenues	120,945	96,753	353,330	298,186
Gross profit	43,166	35,980	141,099	108,224

Selling and marketing	13,487	12,094	41,233	35,047
General and administrative	24,986	21,809	73,908	70,740
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	(18,366)	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	(2,610)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	(2,534)
Total operating expenses	20,107	33,903	96,775	100,643

Operating income	23,059	2,077	44,324	7,581
Financial expenses, net	(1,187)	(399)	(3,635)	(2,431)
Other expenses, net	(392)	—	(392)	—
Income before taxes on income	21,480	1,678	40,297	5,150

Taxes on income	5,333	836	9,166	1,738
Net income	$16,147	$842	$31,131	$3,412

Basic net earnings per share	$0.41	$0.02	$0.79	$0.09
Diluted net earnings per share	$0.41	$0.02	$0.78	$0.09

(*)    Includes stock-based compensation, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of revenues	$64	$63	$208	$183
Selling and marketing	59	52	173	155
General and administrative	565	748	1,846	2,281

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$31,131	$3,412
Adjustments required to reconcile net income to net cash provided by operating activities:
Stock-based compensation-related expenses	2,227	2,619
Currency fluctuation of long-term debt	68	—
Depreciation and amortization	12,571	14,245
Arbitration settlement and related charges	(9,452)	—
Loss (gain) on sale of property and equipment and impairment and sale of cost investments	501	(138)
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)
Decrease in trade receivables, net	10,393	62,996
Decrease (increase) in unbilled receivables	(8,525)	4,722
Decrease (increase) in other accounts receivable and prepaid expenses	626	(3,516)
Increase in work-in-progress	(1,101)	(714)
Decrease (increase) in long-term prepaid expenses	1,193	(260)
Deferred income taxes, net	6,897	(92)
Decrease in trade payables	(5,845)	(20,779)
Increase (decrease) in advances from customers and deferred revenues	3,073	(3,305)
Increase in other long-term liabilities	694	498
Decrease in other accounts payable and accrued expenses	(5,447)	(19,969)
Decrease in accrued severance pay, net	(2,253)	(2,726)
Net cash provided by operating activities	18,385	34,459

Cash flows from investing activities:
Proceeds from sale of investment at cost	219	—
Proceeds from sale of Israeli SAP sales and distribution operations, net	13,145	—
Additional payments in connection with acquisitions of subsidiaries in prior periods	(5,973)	(15,451)
Proceeds from maturity of (investment in) short-term bank deposits, net	1,267	(16,822)
Proceeds from sale of property and equipment	115	796
Purchase of property and equipment and capitalization of software developed for internal use	(10,595)	(9,746)
Net cash used in investing activities	(1,822)	(41,223)

Cash flows from financing activities:
Exercise of options	4,317	—
Repurchase of shares	—	(2,037)
Acquired subsidiary’s dividend to its former shareholder	(10,048)	(1,430)
Short-term bank loans and credit, net	13,737	(4,970)
Proceeds from long-term debt	25,483	15,000
Principal payments of long-term debt	(2,447)	(4,411)
Net cash provided by financing activities	31,042	2,152

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2008	2009
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(10,291)	(93)
Increase (decrease) in cash and cash equivalents	37,314	(4,705)
Cash and cash equivalents at the beginning of the period	43,097	50,659
Cash and cash equivalents at the end of the period	$80,411	$45,954

Non-cash activity

Loss from mark-to-market of foreign exchange forward contracts and interest rate swap	$7,972	$48
Receivable on account of sale of Israeli SAP sales and distribution division	$1,993	$—

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

The accompanying consolidated balance sheet as of September 30, 2009, the consolidated statements of income for the three and nine months ended September 30, 2008 and 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2009, our consolidated results of operations for the three and nine months ended September 30, 2008 and 2009 and our consolidated cash flows for the nine months ended September 30, 2008 and 2009.

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

Results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of September 30, 2009 were presented on our consolidated balance sheets as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$612	$—	$612	$—
Total assets	$612	$—	$612	$—

Derivative instruments	$674	$—	$674	$—
Total liabilities	$674	$—	$674	$—

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Also in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141(R), “Business Combinations,” on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this FSP effective January 1, 2009. Accordingly, the effects of the adoption of FSP FAS 141(R)-1 will depend upon the extent and magnitude of future acquisitions. Under the recent codification standards issued by the FASB, this new FSP guidance is now codified under Topic 805, “Business Combinations.”

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. GAAP recognized by the FASB. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (“ASUs”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have any impact on our financial statements, as it does not modify GAAP, except for the specific references to GAAP literature in the notes to our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The guidance in ASU 2009-05 will be effective for the first reporting period after the issuance. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The effects of the adoption of ASU 2009-13 and ASU 2009-14 will depend upon the extent and magnitude of revenue arrangements we enter into or materially modify after December 31, 2010.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 3: Acquisitions

a.	Goodwill

In the nine months ended September 30, 2009, we increased our goodwill by $8,964, which consisted of adjustments with respect to prior-year acquisitions of $2,540 and translation adjustments of $6,424.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2008, we performed our annual impairment test and determined that goodwill was not impaired. As our market capitalization is lower than our stockholders’ equity and in response to changes in our assumptions related to future cash flows and market conditions during the nine months ended September 30, 2009, we updated our analysis and performed an impairment test as of September 30, 2009. Each time we performed the test, we compared the fair value of each reporting unit to its carrying value. In such a test, if the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. We determined the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenues, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. We corroborated the fair values using the Market Approach. As a result of the analysis, we concluded that goodwill was not impaired.

As we announced in our third quarter earnings press release and related Current Report on Form 8-K, both dated November 3, 2009, we are considering a restructuring of certain unprofitable business units during the fourth quarter of 2009. Our year-end goodwill impairment test, which will be performed as of December 31, 2009 based on data available as of that date, will assess whether this restructuring, or the evolving macro-economic conditions in the geographic regions where we have operations, or the completion of our 2010 budget planning cycle in December 2009, will have a material effect on our goodwill.

b.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three and nine months ended September 30, 2008 as if our 2008 acquisition of Logos, a.s. had occurred on January 1, 2008, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended	Nine months ended
	September 30, 2008
	(Unaudited)	(Unaudited)

Revenues	$177,544	$534,922
Net income	$14,881	$28,337

Earnings per share:
Basic	$0.38	$0.72
Diluted	$0.37	$0.71

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

Note 5: Commissions related to the sale of Israeli SAP sales and distribution operations

In the nine months ended September 30, 2009, we recorded income of $2,534, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008.

Note 6: Accounting for stock-based compensation

During the nine months ended September 30, 2009, we granted options to purchase 197,750 shares of our common stock, at a weighted average fair value of $1.38 per option, and 189,250 restricted stock units under our 2007 Stock Incentive Plan. The options were granted at an exercise price of $4.53 per share. The options and restricted stock units vest over the requisite service period of the award.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Black-Scholes				Monte Carlo
	Three months ended September 30,		Nine months ended September 30,		Three and nine months ended September 30,
	2008	2009	2008	2009	2008 and 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Dividend yield	0%	0%	0%	0%	0%
Expected volatility	31.49%	43.28%	31.39%	37.77%	29 – 31%
Risk-free interest	2.62%	2.57%	2.49%	1.46%	3.05 – 4.95%
Expected life (in years)	3.50	4.88	3.29	4.57	N/A

As of September 30, 2009, options to purchase 4,889,554 shares were outstanding with a weighted average exercise price of $10.44 per share, and 644,750 restricted stock units were outstanding. Options, restricted stock and restricted stock units to purchase 1,986,852 shares were available for future grants as of September 30, 2009.

Total stock-based compensation expense was $688 and $2,227 for the three and nine months ended September 30, 2008 and $863 and $2,619 for the three and nine months ended September 30, 2009, and the total recognized tax benefit was $55, $150, $167 and $342, respectively.

As of September 30, 2009, $5,910 of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 1.5 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2009 does not consider the effect of stock options that may be issued in subsequent periods.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Cash Flow Hedging Strategy:

At September 30, 2009, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates. At September 30, 2009, the aggregate notional amount of the interest rate swaps was $26,063 and there was no ineffectiveness related to these derivatives for the nine months ended September 30, 2009, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at September 30, 2009, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At September 30, 2009, the notional amount of foreign exchange forward contracts we entered into was $34,500 and there was no ineffectiveness related to these foreign exchange forward contracts for the nine months ended September 30, 2009, with all unrealized gains being deferred in accumulated other comprehensive income.

Derivatives Instruments Not Designated as Hedging Strategy:

We enter into foreign exchange forward contracts to hedge a portion of our trade payables and receivables for a period of one to three months. The purpose of our foreign currency hedging activities is to protect the fair value of our trade payables and receivables due to foreign exchange rates.

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets		Liabilities
	Balance Sheet Item	September 30, 2009	Balance Sheet Item	September 30, 2009
		(Unaudited)		(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$288	“Other accounts payable and accrued expenses”	$71
Interest rate swap		—	“Other long-term liabilities”	540
Total cash flow hedging		$288		$611
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	324	“Other accounts payable and accrued expenses”	63
Total derivatives		$612		$674

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

		Gain (loss) Recognized in Statements of Income
	Gain (loss) Recognized in Other Comprehensive Income		Three months ended	Nine months ended
	September 30, 2009	Statements of Income Item	September 30, 2009	September 30, 2009
	(Unaudited)		(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$288	“Cost of revenues” and “Total operating expenses”	$(566)	$(3,519)
Interest rate swap	(540)	“Financial expenses, net”	(174)	(277)
Total cash flow hedging	$(252)		$(740)	$(3,796)
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	309	(244)
Total derivatives			$(431)	$(4,040)

Note 8: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to or our property is subject to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.5 million, using the exchange rate prevailing at the end of the quarter. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21.2 million, using the exchange rate prevailing at the end of the quarter. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial legal basis for our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect our financial condition.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2008 and September 30, 2009 is $48,146 and $42,195, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of $2.4 million held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$16,147	$842	$31,131	$3,412
Foreign currency translation adjustments, net	(16,747)	11,120	8,551	9,607
Unrealized income (losses) on foreign exchange forward contracts and interest rate swap	(681)	366	(5,138)	3,748
Comprehensive income (loss)	$(1,281)	$12,328	$34,544	$16,767

b.	Changes in accumulated other loss due to cash flow hedging strategy:

	Nine months ended September 30,
	2008	2009
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$—	$4,000
Mark to market of foreign exchange forward contracts and interest rate swap	7,972	48
Loss recognized in earnings during the period	(2,834)	(3,796)
Balance at the end of the period	$5,138	$252

c.	Option exercises:

In the three and nine months ended September 30, 2009, no options to purchase our common stock were exercised.

d.	Treasury stock:

During the three and nine months ended September 30, 2009, we repurchased zero and 636,163 shares of our common stock, respectively, on the open market for an aggregate purchase price of zero and $2,037, respectively.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The table below presents financial information for our reportable segments:

	Three months ended September 30, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$26,092	$126,552	$11,467	$—	$164,111
Operating income (loss)	$3,181	$10,233	$13,268	$(3,623)	23,059
Financial expenses, net					(1,187)
Other expenses, net					(392)
Income before taxes on income					$21,480

	Three months ended September 30, 2009
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$25,621	$100,202	$6,910	$—	$132,733
Operating income (loss)	$3,609	$2,150	$(782)	$(2,900)	2,077
Financial expenses, net					(399)
Other expenses, net					—
Income before taxes on income					$1,678

	Nine months ended September 30, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$71,360	$377,672	$45,397	$—	$494,429
Operating income (loss)	$6,443	$28,749	$18,317	$(9,185)	44,324
Financial expenses, net					(3,635)
Other expenses, net					(392)
Income before taxes on income					$40,297

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Nine months ended September 30, 2009
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$76,275	$307,772	$22,363	$—	$406,410
Operating income (loss)	$11,819	$6,783	$928	$(11,949)	7,581
Financial expenses, net					(2,431)
Other expenses, net					—
Income before taxes on income					$5,150

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and nine months ended September 30, 2008 and 2009, and long-lived assets as of December 31, 2008 and September 30, 2009:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$54,834	$41,905	$175,336	$129,546
North America	46,540	42,115	133,460	128,138
Europe (except Czech Republic)	40,845	23,738	120,495	76,722
Czech Republic	14,247	18,439	43,196	53,575
Asia Pacific	7,645	6,536	21,942	18,429
	$164,111	$132,733	$494,429	$406,410

	December 31, 2008	September 30, 2009
		(Unaudited)
Long-lived assets:
Israel	$20,030	$22,130
India	7,312	7,163
Europe	6,731	5,297
North America	2,245	2,858
Asia Pacific (excluding India)	415	455
	$36,733	$37,903

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 11: Income Taxes

As of September 30, 2009 the total of our unrecognized tax benefits was $3,847, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $656 at September 30, 2009. During the nine months ended September 30, 2009, we recorded $114 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of September 30, 2009 is as follows:

Balance as of January 1, 2009	$3,177
Reductions related to changes in interest rates and foreign currency exchange rates	(159)
Additions related to tax positions taken during the period	186
Balance as of March 31, 2009	3,204
Additions related to changes in interest rates and foreign currency exchange rates	156
Additions related to tax positions taken during the period	172
Balance as of June 30, 2009	3,532
Additions related to changes in interest rates and foreign currency exchange rates	104
Additions related to tax positions taken during the period	211
Balance as of September 30, 2009	$3,847

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share of common stock (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income, numerator for basic and diluted per share	$16,147	$842	$31,131	$3,412

Denominator:
Weighted average number of shares of common stock	39,435	38,451	39,284	38,653
Effect of dilutive securities:
Employee stock options and restricted stock units	396	413	645	528
Denominator for diluted net earnings per share - weighted average assuming exercise of options and restricted stock units	39,832	38,864	39,929	39,181

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,348,414 and 4,603,758, respectively, for the three and nine months ended September 30, 2008 and 4,824,498 and 4,927,702, respectively, for the three and nine months ended September 30, 2009.

Note 13: Subsequent Events

We have evaluated the potential impact of subsequent events on the accompanying interim condensed consolidated financial statements through November 6, 2009, the filing date of this Quarterly Report on Form 10-Q.

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

Our revenues decreased to $132.7 million and $406.4 million for the three and nine months ended September 30, 2009, from $164.1 million and $494.4 million for the three and nine months ended September 30, 2008, respectively. Net income decreased to $0.8 million and $3.4 million for the three and nine months ended September 30, 2009 from $16.1 million and $31.1 million for the three and nine months ended September 30, 2008, respectively.

The dollar strengthened by an average of 10% and 13% against the New Israeli Shekel, or NIS, and by an average of 17% and 24% against the Euro and other relevant European currencies in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. Approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies. We estimate that our revenues were $9.3 million and $44.6 million lower in the three and nine months ended September 30, 2009 as a result of changes in foreign currency exchange rates versus their average rates for the three and nine months ended September 30, 2008, respectively. There was no material effect on our operating income in the three and nine months ended September 30, 2009 as a result of changes in foreign currency exchange rates versus their average rates for the three and nine months ended September 30, 2008, respectively.

Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2009, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 34% of our revenues. For the three and nine months ended September 30, 2009, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 12%. Existing clients from prior years generated more than 85% of our revenues in the three and nine months ended September 30, 2009.

Our backlog as of September 30, 2009 was $655 million compared to $764 million as of September 30, 2008, representing a year-over-year backlog decline of $87 million plus a reduction in the dollar value of our non-U.S. backlog due to the stronger dollar of $22 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

For the three and nine months ended September 30, 2009, the percentage of our revenues derived from clients in Europe was 32% and 32%, respectively; in Israel, 32% and 32%, respectively; in North America, 32% and 32%, respectively; and in Asia Pacific, 5% and 5%, respectively.

As of September 30, 2009, we had approximately 7,780 employees, including approximately 6,675 IT professionals. Of the 7,780 employees, approximately 2,805 were in India, 2,460 were in Israel, 1,590 were in Europe, 510 were in North America and 415 were in Asia Pacific.

Recent Developments

None.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.7	72.9	71.5	73.4
Gross profit	26.3	27.1	28.5	26.6

Operating expenses:
Selling and marketing	8.2	9.1	8.3	8.6
General and administrative	15.2	16.4	14.9	17.4
Gain from sale of Israeli SAP sales and distribution operations, net	(11.2)	—	(3.7)	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	(0.6)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	(0.6)
Total operating expenses	12.3	25.5	19.6	24.8

Operating income	14.1	1.6	9.0	1.9
Financial expenses, net	(0.7)	(0.3)	(0.7)	(0.6)
Other expenses, net	(0.2)	—	(0.1)	—
Income before taxes on income	13.1	1.3	8.2	1.3

Taxes on income	3.2	0.6	1.9	0.4
Net income	9.8	0.6	6.3	0.8

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Decrease
	2008	2009	$	%

Revenues	$164,111	$132,733	(31,378)	(19.1)
Cost of revenues	120,945	96,753	(24,192)	(20.0)
Gross profit	$43,166	$35,980	(7,186)	(16.6)
Gross margin	26.3%	27.1%

Revenues

Our revenues decreased from $164.1 million in the three months ended September 30, 2008 to $132.7 million in the three months ended September 30, 2009, representing a decrease of $31.4 million, or 19.1%. This decrease was primarily due to a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe and in Israel, representing $29.0 million, foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $9.3 million, reduced sales in our Software Distribution segment, representing $2.2 million, and lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $1.8 million, offset by acquisitions, representing $7.9 million, and a write-off of trade receivables in the three months ended September 30, 2008 resulting from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $3.2 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $120.9 million in the three months ended September 30, 2008 to $96.8 million in the three months ended September 30, 2009, representing a decrease of $24.2 million, or 20.0%. The decrease was due primarily to a reduction in our delivery staff in response to our decrease in revenues, representing $22.3 million, foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $6.7 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $1.2 million, offset by acquisitions, representing $6.4 million.

Gross Profit

Our gross profit (revenues less cost of revenues) decreased from $43.2 million in the three months ended September 30, 2008 to $36.0 million in the three months ended September 30, 2009, representing a decrease of $7.2 million, or 16.6%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $9.1 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $2.5 million, and lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $0.6 million, offset by a write-off of trade receivables in the three months ended September 30, 2008 resulting from the sale in August 2008 of our Israeli SAP sales and distribution operations for which there was no corresponding amount in the three months ended September 30, 2009, representing $3.2 million, and acquisitions, representing $1.5 million. Gross margin increased from 26.3% in the three months ended September 30, 2008 to 27.1% in the three months ended September 30, 2009 primarily due to the improved gross margin in our Software Product Engineering segment and a write-off of trade receivables in the three months ended September 30, 2008 resulting from the sale in August 2008 of our Israeli SAP sales and distribution operations for which there was no corresponding amount in the three months ended September 30, 2009, partially offset by slowdowns in our Central and Eastern European system integration business and our Software Distribution segment.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2008	2009	$	%

Selling and marketing	$13,487	$12,094	(1,393)	(10.3)
General and administrative	24,986	21,809	(3,177)	(12.7)
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	18,366	(100.0)
Total operating expenses	20,107	33,903	13,796	68.6
Operating income	$23,059	$2,077	(20,982)	(91.0)

Selling and marketing

Selling and marketing expenses decreased from $13.5 million in the three months ended September 30, 2008 to $12.1 million in the three months ended September 30, 2009, representing a decrease of $1.4 million, or 10.3%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $1.8 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $0.9 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $1.5 million.

General and administrative

General and administrative expenses decreased from $25.0 million in the three months ended September 30, 2008 to $21.8 million in the three months ended September 30, 2009, representing a decrease of $3.2 million, or 12.7%. This decrease was due primarily to additional expenses in the three months ended September 30, 2008 related to the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding expense in the three months ended September 30, 2009, representing $2.1 million, foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $1.6 million, and cost reductions, representing $1.2 million, offset by increases in our Center of Excellence, IT, Human Resources and Finance organizations throughout 2008 needed to support internal initiatives, together representing $0.8 million, and acquisitions, representing $0.3 million.

Gain from sale of Israeli SAP sales and distribution operations, net

In the three months ended September 30, 2008, we recorded a gain of $18.4 million related to the sale to SAP AG of our Israeli SAP sales and distribution operations, which closed on August 14, 2008. The gain represents the portion of the purchase price, €13.0 million, or $20.0 million, that was settled at closing, offset by expenses of $1.6 million related to the sale. There was no corresponding gain in the three months ended September 30, 2009.

Operating Income

Operating income decreased from $23.1 million in the three months ended September 30, 2008 to $2.1 million in the three months ended September 30, 2009, representing a decrease of $21.0 million, or 91.0%. The major factors contributing to this decrease were the gain in the three months ended September 30, 2008 from the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding amount in the three months ended September 30, 2009, net of related expenses and other charges, representing $13.1 million, a decrease in operating income of our System Integration and Application Development segment, representing $7.6 million, a decrease in operating income of our Software Distribution segment due to reduced sales, representing $0.9 million, and acquisitions, representing $0.3 million, offset by an increase in operating income of our Software Product Engineering segment, representing $0.5 million, and a decrease in unallocated expenses, representing $0.5 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2008	2009	$	%

Operating income	$23,059	$2,077	(20,982)	(91.0)
Financial expenses, net	(1,187)	(399)	788	(66.4)
Other expenses, net	(392)	—	392	(100.0)
Income before taxes on income	21,480	1,678	(19,802)	(92.2)
Taxes on income	5,333	836	(4,497)	(84.3)
Net income	$16,147	$842	(15,305)	(94.8)

Financial expenses, net

Financial expenses, net, decreased from $1.2 million in the three months ended September 30, 2008 to $0.4 million in the three months ended September 30, 2009, representing a decrease of $0.8 million, or 66.4%. This decrease was due primarily to lower interest expense related to debt acquired for the purpose of financing acquisitions, representing $0.6 million, and favorable impact of exchange rate differences, representing $0.3 million. Our average net debt changed from $30.7 million in the three months ended September 30, 2008 to $28.8 million in the three months ended September 30, 2009.

Other expenses, net

Other expenses, net, decreased from $0.4 million in the three months ended September 30, 2008 to zero in the three months ended September 30, 2009. This decrease was due primarily to a loss on the sale of an investment at cost in the three months ended September 30, 2008 for which there was no corresponding amount in the three months ended September 30, 2009.

Taxes on income

Our taxes on income decreased from $5.3 million in the three months ended September 30, 2008 to $0.8 million in the three months ended September 30, 2009, representing a decrease of $4.5 million, or 84.3%. This decrease was due primarily to the decrease in our taxable income. Of the $4.5 million decrease in taxes on income, $3.5 million represents taxes on the gain from the August 2008 sale of our SAP sales and distribution operations in Israel, net of related expenses and other charges. Our effective tax rate in the three months ended September 30, 2009 was 49.8%, compared to 24.8% in the three months ended September 30, 2008. The reason for the higher tax rate was a significant decrease in the corporate income tax rate in Israel, which required us to reduce the carrying value of deferred tax assets, and losses in some jurisdictions in the three months ended September 30, 2009 where we could not create deferred tax assets.

Net Income

Net income decreased from $16.1 million in the three months ended September 30, 2008 to $0.8 million in the three months ended September 30, 2009, representing a decrease of $15.3 million, or 94.8%. The decrease was due primarily to our decrease in operating income of $21.0 million, partially offset by our decrease in taxes, representing $4.5 million, and our decrease in financial expenses, representing $0.8 million.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Decrease
	2008	2009	$	%

Revenues	$494,429	$406,410	(88,019)	(17.8)
Cost of revenues	353,330	298,186	(55,144)	(15.6)
Gross profit	$141,099	$108,224	(32,875)	(23.3)
Gross margin	28.5%	26.6%

Revenues

Our revenues decreased from $494.4 million in the nine months ended September 30, 2008 to $406.4 million in the nine months ended September 30, 2009, representing a decrease of $88.0 million, or 17.8%. This decrease was primarily due to a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe and Israel, representing $53.3 million, foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $44.6 million, lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $12.1 million, and reduced sales in our Software Distribution segment, representing $8.1 million, offset by acquisitions, representing $21.3 million, growth in our Software Product Engineering segment, representing $5.7 million, and a write-off of trade receivables in the nine months ended September 30, 2008 resulting from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $3.2 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $353.3 million in the nine months ended September 30, 2008 to $298.2 million in the nine months ended September 30, 2009, representing a decrease of $55.1 million, or 15.6%. The decrease was due primarily to foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $32.8 million, a reduction in our delivery staff in response to our decrease in revenues, representing $32.6 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $5.6 million, offset by acquisitions, representing $17.4 million.

Gross Profit

Our gross profit (revenues less cost of revenues) decreased from $141.1 million in the nine months ended September 30, 2008 to $108.2 million in the nine months ended September 30, 2009, representing a decrease of $32.9 million, or 23.3%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $23.1 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $11.8 million, and lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $6.5 million, offset by acquisitions, representing $3.9 million. Gross margin declined from 28.5% in the nine months ended September 30, 2008 to 26.6% in the nine months ended September 30, 2009 largely as a result of slowdowns in our Central and Eastern European system integration business and our Software Distribution segment, the continued sales and pricing pressure on our U.S.-based financial services business and severance expenses, partially offset by the improved gross margin in our Software Product Engineering segment and a write-off of trade receivables in the nine months ended September 30, 2008 resulting from the sale in August 2008 of our Israeli SAP sales and distribution operations for which there was no corresponding amount in the nine months ended September 30, 2009.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2008	2009	$	%

Selling and marketing	$41,233	$35,047	(6,186)	(15.0)
General and administrative	73,908	70,740	(3,168)	(4.3)
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	18,366	(100.0)
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)	(2,610)	N/A
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)	(2,534)	N/A
Total operating expenses	96,775	100,643	3,868	4.0
Operating income	$44,324	$7,581	(36,743)	(82.9)

Selling and marketing

Selling and marketing expenses decreased from $41.2 million in the nine months ended September 30, 2008 to $35.0 million in the nine months ended September 30, 2009, representing a decrease of $6.2 million, or 15.0%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $5.2 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $4.2 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $4.8 million.

General and administrative

General and administrative expenses decreased from $73.9 million in the nine months ended September 30, 2008 to $70.7 million in the nine months ended September 30, 2009, representing a decrease of $3.2 million, or 4.3%. This decrease was due primarily foreign currency effects on non-dollar expenses attributable to the stronger dollar, representing $7.8 million, cost reductions, representing $3.2 million, and additional expenses in the nine months ended September 30, 2008 related to the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding expense in the nine months ended September 30, 2009, representing $2.1 million, offset by increases in our Center of Excellence, IT, Human Resources and Finance organizations throughout 2008 needed to support internal initiatives, together representing $5.1 million, an increase in severance expenses, representing $1.9 million, and acquisitions, representing $1.3 million.

Gain from sale of Israeli SAP sales and distribution operations, net

In the nine months ended September 30, 2008, we recorded a gain of $18.4 million related to the sale to SAP AG of our Israeli SAP sales and distribution operations, which closed on August 14, 2008. The gain represents the portion of the purchase price, €13.0 million, or $20.0 million, that was settled at closing, offset by expenses of $1.6 million related to the sale. There was no corresponding gain in the nine months ended September 30, 2009.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In the nine months ended September 30, 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in the nine months ended September 30, 2008.

Commissions related to the sale of Israeli SAP sales and distribution operations

In the nine months ended September 30, 2009, we recorded income of $2.5 million, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008. There was no corresponding income in the nine months ended September 30, 2008.

Operating Income

Operating income decreased from $44.3 million in the nine months ended September 30, 2008 to $7.6 million in the nine months ended September 30, 2009, representing a decrease of $36.7 million, or 82.9%. The major factors contributing to this decrease were a decrease in operating income of our System Integration and Application Development segment, representing $20.8 million, the gain in the nine months ended September 30, 2008 from the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding amount in the nine months ended September 30, 2009, net of related expenses and other charges, representing $13.1 million, a decrease in operating income of our Software Distribution segment due to reduced sales, representing $3.9 million, an increase in unallocated expenses, representing $3.8 million, a drop in operating income of our Software Distribution segment due to the August 2008 sale of our Israeli SAP sales and distribution operations, representing $3.2 million, and acquisitions, representing $2.2 million, offset by an increase in operating income of our Software Product Engineering segment, representing $5.3 million, income from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, and commissions recognized by our Software Distribution segment related to the August 2008 sale of our Israeli SAP sales and distribution operations, representing $2.5 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2008	2009	$	%

Operating income	$44,324	$7,581	(36,743)	(82.9)
Financial expenses, net	(3,635)	(2,431)	1,204	(33.1)
Other expenses, net	(392)	—	392	(100.0)
Income before taxes on income	40,297	5,150	(35,147)	(87.2)
Taxes on income	9,166	1,738	(7,428)	(81.0)
Net income	$31,131	$3,412	(27,719)	(89.0)

Financial expenses, net

Financial expenses, net, decreased from $3.6 million in the nine months ended September 30, 2008 to $2.4 million in the nine months ended September 30, 2009, representing a decrease of $1.2 million, or 33.1%. This decrease was due primarily to lower interest expense related to debt acquired for the purpose of financing acquisitions, representing $0.6 million, and the favorable impact of exchange rate differences, representing $0.6 million. Our average net debt changed from $22.9 million in the nine months ended September 30, 2008 to $32.9 million in the nine months ended September 30, 2009.

Other expenses, net

Other expenses, net, decreased from $0.4 million in the nine months ended September 30, 2008 to zero in the nine months ended September 30, 2009. This decrease was due primarily to a loss on the sale of an investment at cost in the nine months ended September 30, 2008 for which there was no corresponding amount in the nine months ended September 30, 2009.

Taxes on income

Our taxes on income decreased from $9.2 million in the nine months ended September 30, 2008 to $1.7 million in the nine months ended September 30, 2009, representing a decrease of $7.4 million, or 81.0%. This decrease was due primarily to the decrease in our taxable income. Of the $7.4 million decrease in taxes on income, $3.5 million represents taxes on the gain from the August 2008 sale of our SAP sales and distribution operations in Israel, net of related expenses and other charges. Our effective tax rate in the nine months ended September 30, 2009 was 33.7%, compared to 22.7% in the nine months ended September 30, 2008. The reason for the higher tax rate was a significant decrease in the corporate income tax rate in Israel, which required us to reduce the carrying value of deferred tax assets, and losses in some jurisdictions in the nine months ended September 30, 2009 where we could not create deferred tax assets.

Net Income

Net income decreased from $31.1 million in the nine months ended September 30, 2008 to $3.4 million in the nine months ended September 30, 2009, representing a decrease of $27.7 million, or 89.0%. The decrease was due primarily to our decrease in operating income of $36.7 million, partially offset by our decrease in taxes, representing $7.4 million, and our decrease in financial expenses, representing $1.2 million.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Segment Data:	2008	2009	2008	2009

Revenues:
Software Product Engineering	$26,092	$25,621	$71,360	$76,275
System Integration and Application Development	126,552	100,202	377,672	307,772
Software Distribution	11,467	6,910	45,397	22,363
	$164,111	$132,733	$494,429	$406,410
Operating Income (Loss):
Software Product Engineering	$3,181	$3,609	$6,443	$11,819
System Integration and Application Development	10,233	2,150	28,749	6,783
Software Distribution	13,268	(782)	18,317	928
Unallocated Expenses	(3,623)	(2,900)	(9,185)	(11,949)
	$23,059	$2,077	$44,324	$7,581

Liquidity and Capital Resources

Overview

As of September 30, 2009, we had cash and cash equivalents, restricted cash and short-term bank deposits of $71.1 million compared to $58.7 million as of December 31, 2008. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested locally to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2008	2009
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$18,385	$34,459
Net cash used in investing activities	(1,822)	(41,223)
Net cash provided by financing activities	31,042	2,152
Effect of exchange rate changes on cash and cash equivalents	(10,291)	(93)
Increase (decrease) in cash and cash equivalents	37,314	(4,705)
Cash and cash equivalents at the beginning of the period	43,097	50,659
Cash and cash equivalents at the end of the period	$80,411	$45,954

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net cash provided by operating activities was $34.5 million in the nine months ended September 30, 2009, compared to $18.4 million in the nine months ended September 30, 2008. The major factors contributing to the increase were a larger decrease in our trade receivables and unbilled receivables together, representing $65.9 million, and a $9.5 million payment made in the first quarter of 2008 in respect of a 2007 arbitration settlement with a former customer for which there was no corresponding amount in the nine months ended September 30, 2009, offset by a decrease in trade payables in the nine months ended September 30, 2009 compared to an increase in the nine months ended September 30, 2008, representing $14.9 million, a larger decrease in other accounts payable and accrued expenses, representing $14.5 million, and lower net income, net of a gain from the sale of our Israeli SAP sales and distribution operations, representing $9.4 million.

Net cash used in investing activities was $41.2 million in the nine months ended September 30, 2009, compared to $1.8 million in the nine months ended September 30, 2008. The major factors contributing to the increase were investments in short-term bank deposits in the nine months ended September 30, 2009 compared to proceeds from maturity of short-term bank deposits in the nine months ended September 30, 2008, representing $18.1 million, proceeds from the sale of our Israeli SAP sales and distribution division in the nine months ended September 30, 2008, representing $13.1 million, and higher payments in connection with acquisitions in prior periods, representing $9.5 million.

Net cash provided by financing activities was $2.2 million in the nine months ended September 30, 2009, compared to $31.0 million in the nine months ended September 30, 2008. The major factors contributing to the decrease were proceeds from short-term bank credit in the nine months ended September 30, 2008 compared to repayments of short-term bank credit in the nine months ended September 30, 2009, representing $18.7 million, lower proceeds from new long-term bank loans, representing $10.5 million, proceeds from exercise of options in the nine months ended September 30, 2008, for which there was no corresponding amount in the nine months ended September 30, 2009, representing $4.3 million, and the repurchase of shares in the nine months ended September 30, 2009 as part of our share repurchase plan, for which there was no corresponding amount in the nine months ended September 30, 2008, representing $2.0 million, offset by lower dividends paid by an acquired subsidiary to its former shareholder, representing $8.6 million.

The effect of exchange rate changes on cash and cash equivalents was ($0.1) million in the nine months ended September 30, 2009, compared to ($10.3) million in the nine months ended September 30, 2008. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At September 30, 2009, we had a short-term loan in the amount of $5.0 million from a commercial bank, bearing an interest rate of LIBOR+2.25% and maturing in January 2010. In addition, at September 30, 2009, we had three long-term loans taken in 2007 to fund acquisitions: a long-term loan from a commercial bank in the amount of €8.3 million, or $12.2 million, to fund the acquisition of NessPRO Italy S.p.A., taken originally in September 2007; a long-term loan from a commercial bank in the amount of €13.9 million, or $20.4 million, to fund the acquisition of FMC Consulting and Informatics Ltd., taken in November 2007; and a long-term loan from a commercial bank in the amount of $12.0 million to fund the acquisition of MS9 Consulting LLC, taken in November 2007. In addition, we had a long-term loan from a commercial bank in the amount of €12.0 million, or $17.6 million, taken in March 2008 and a long-term loan from a commercial bank in the amount of $14.1 million, taken originally in April 2009. The $14.1 million loan matures over four years with principal payments commencing in the first year. Each other long-term loan matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, or a combination thereof, and is paid quarterly. The long-term loans contain covenants which, among other things, require a certain ratio of total financial obligations to consolidated EBITDA and of total consolidated assets to consolidated stockholders’ equity, and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of September 30, 2009, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.4 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at September 30, 2009, one of our Israeli subsidiaries had a long-term loan of NIS 14.7 million, or $3.9 million, from a commercial bank, taken originally in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly; and a short-term loan of NIS 30.0 million, or $8.0 million, from a commercial bank, taken in October 2008, bearing interest at a fixed rate paid semi-annually , and maturing over one year. These loans and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things, require a minimum stockholders’ equity of this Israeli subsidiary, and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of September 30, 2009, we were in compliance and expect to remain in compliance with these covenants.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2009.

Contractual Obligations

As of September 30, 2009, except for the short-term and long-term loans obtained through September 30, 2009, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

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

As an example, a decrease of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the nine months ended September 30, 2009 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.2 million for that period, while an increase of 10% in the value of the New Israeli Shekel relative to the U.S. dollar in the nine months ended 2009 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.3 million for that period. A decrease of 10% in the value of the Euro relative to the U.S. dollar in the nine months ended September 30, 2009 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.5 million for that period, while an increase of 10% in the value of the Euro relative to the U.S. dollar in the nine months ended September 30, 2009 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.6 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.5 million, using the exchange rate prevailing at the end of the quarter. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21.2 million, using the exchange rate prevailing at the end of the quarter. The MOJ and our subsidiary have filed answers to the respective claims. We believe that we have a substantial legal basis for our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect our financial condition.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date: November 6, 2009	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President, Director
(principal executive officer)

Date: November 6, 2009	By:	/s/ Ofer Segev
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