Form 10-K
period 2009-12-31
NESS TECHNOLOGIES INC
filed 2010-03-15
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0346908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $111.3 million, based on the closing price of the stock on that date. As of March 1, 2010, 38,282,590 shares of common stock, $0.01 par value per share, were outstanding.

The registrant intends to file, not later than April 30, 2010, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to the risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. Forecasts and other forward-looking information obtained from this available information is subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Item 1. Business

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

We provide services to a significant number of clients in the commercial, industrial and public sectors. We have a highly skilled workforce of experienced IT employees and consulting professionals across our key vertical markets. The primary industries, or verticals, we serve include high-tech companies and independent software vendors, or ISVs; utilities and public sector; financial services; defense and homeland security; and life sciences and healthcare. We combine our knowledge of these vertical markets and our clients’ businesses with our technical expertise to deliver tailored solutions to our clients, many of whom are subject to strict regulatory requirements.

We have operations in 18 countries across North America, Europe, Israel and Asia Pacific. We combine our deep expertise in the verticals we serve and our strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographic areas and verticals we serve. Through our global delivery model, which includes lower-cost offshore and near-shore delivery capabilities, we can achieve meaningful cost reductions or other benefits for our clients.

We provide services to over 500 clients located throughout the world, including a number of Fortune 1000 and Global 2000 companies. We have achieved recurring revenues from our multi-year contracts and long-standing relationships with clients such as Chordiant, CEZ a.s., Franklin Templeton, Invesco, Israel Aircraft Industries, Israel’s Ministry of Defense, Kaiser Permanente, Lockheed Martin, Quintiles, Standard & Poor’s and Telefónica O2, which are among the largest clients in each of our verticals, based on revenues.

In 2009, existing clients from prior years generated more than 85% of our revenues, with no single client accounting for more than 5% of our revenues. For 2007, 2008 and 2009, the percentage of our revenues generated by public and private sector clients in Israel was 45%, 35% and 32%, respectively. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 11%, 12% and 13%, respectively.

Our service offerings and solutions are strengthened by our strategic alliances and close relationships with leading global software and infrastructure vendors, which allow our clients to benefit from a selection of technologies and innovation. We maintain the highest level of certification with many of our key partners, which allows us to influence their development of new products and obtain and offer our clients early access to new product offerings. These certifications are awarded by major ISVs and service providers to those partners that demonstrate high levels of professional and technical expertise. Some key alliances and partnerships that are applicable across multiple industry verticals and geographic areas, and with whom we conduct business and maintain high levels of certification, are EMC Documentum, IBM, Microsoft and SAP, as well as various companies for whom we distribute software products.

Our revenues have grown from $161.4 million in 2002 to $547.4 million in 2009, representing a compound annual growth rate of approximately 19%, while our results of operations have improved from net income from continuing operations of $1.1 million for 2002 to $34.9 million for 2008. In 2009, we recognized a net loss from continuing operations of $49.9 million, primarily as a result of restructuring, severance and related project costs incurred in the fourth quarter of 2009 as we reorganized, reduced, sold or closed selected smaller operations that were unprofitable or that we determined were not strategic to our planned future operations and growth, and related impairment of goodwill and long-lived assets.

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

These three service lines, which correspond to our three reportable segments, are described in detail below. Financial information about our reportable segments is provided in the financial statements and related notes included in this annual report.

Software Product Engineering

Independent Software Vendors, high-tech companies and other product-centric companies that build or rely on proprietary software to generate revenues are increasingly faced with challenges, including pricing pressures, increased competition, time to market pressure, shortages of domestic engineering talent, reduced development budgets, and, in the case of ISVs, lower license sales.

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

Along with process and operations efficiency, we offer full product life cycle expertise, including requirements analysis, architecture and design, coding, testing and quality assurance, release automation, maintenance, professional services, support, porting and migration. We also provide management consulting and process transformation services related to the globalization of software product research and development.

We function as a partner with our clients in the ongoing software product life cycle services we provide to them, including through their transition to a global software development model. During the transition, we manage their tactical needs at all phases of the globalization process. During the “build” phase, we provide strategic consulting to address our clients’ business challenges and investment goals. During the “stabilize and scale” phase, we help our clients track progress according to their plans. We report on the work in progress and advise our clients on how best to refine the model in order to optimize operations in accordance with their business priorities. We have successfully executed this approach and currently operate Software Product Labs for over 50 clients. In certain cases, as insurance against mergers, acquisitions and other restructuring scenarios by our clients, we provide to our clients, typically after 36 months of operation, the option of purchasing the offshore development center assets through a build-operate-transfer model.

Our expertise lies in both the management of global software product operations and full life cycle product engineering capabilities. Our engagement model for high-tech and ISV clients is uniquely suited to software product engineering and R&D services, whose needs are very different than IT services for enterprises.

Our offshore software product engineering center in Bangalore, India is ISO 9001:2008 certified and our offshore software product engineering centers in Bangalore, Hyderabad and Mumbai, India are all ISO/IEC 27001:2005 certified.

ISO 9001 is an international standard for quality management systems maintained by the International Organization of Standardization (“ISO”). ISO 9001 certification formally attests to an organization’s ability to consistently provide products and services that meet customer needs and applicable statutory and regulatory requirements; and to enhance customer satisfaction through the effective application of its quality management system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable statutory and regulatory requirements. ISO/IEC 27001 certification formally attests to the rigorous implementation of the elements of IT security — confidentiality, integrity, availability and legality  — in a company’s services and solutions; as well as business impact analysis, risk assessment, risk management and business continuity planning to ensure that there is no impact to the business in case of any eventuality.

System Integration, Application Development and Consulting

We offer a broad set of IT services to our clients in the area of system integration, application development and consulting. We provide these services in 18 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in selected verticals, including utilities and public sector, financial services, defense and homeland security, life sciences and healthcare, and others.

The services we offer include: enterprise resource planning and customer relationship management solutions; business intelligence and data warehousing systems; document management and knowledge management solutions; enterprise application integration solutions; proprietary and turnkey solutions; command and control and real-time systems; geographic information systems; telecommunications systems; IT outsourcing; strategic consulting services; quality assurance, testing and user interface engineering; and training and user assimilation services designed to produce high quality business solutions with broad and rapid user acceptance.

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

Document Management and Knowledge Management.  We offer a range of services and products designed to help our clients realize value from their corporate knowledge, including information storage, retrieval and sharing. Our specific offerings include:

•	document management and workflow solutions for facilitating the storage and management of electronic documents and images;
•	enterprise content management: business processes for delivering well-integrated information to key decision makers on a timely basis; and
•	enterprise portals: solutions integrating the necessary components for a knowledge-centric portal infrastructure.

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

Proprietary and Turnkey Solutions.  We have developed software to market as proprietary turnkey solutions, which are customized applications designed and modified to meet client needs. We provide end-to-end business solutions from design to maintenance and are able to provide specialization according to the subtle differences within each specific industry. We retain certain intellectual property and other rights that allow us to continue to exploit opportunities to market these products. Our turnkey solutions include:

•	our Financial Data EnterpriseTM solution, which automates the acquisition, management and distribution of reference data and accelerates provisioning of higher quality and dynamic intelligence to end users;

•	emergency crisis management system and dispatching system for police, fire, ambulance and emergency response services;
•	electronic toll collection system, including CRM billing and payment for toll road systems;
•	pension management system, enabling large organizations and pension funds to manage all aspects of employee pensions;
•	paperless court system, bringing all court-related documents and communications online to enable electronic case filing; and
•	air traffic control systems, including various software solutions handling all aspects of the complicated task of air traffic control.

Command and Control and Real-Time Systems.  We deliver high-end technical solutions for protecting the safety of national borders, improving data gathering mechanisms, and enhancing communications channels for military, homeland security and civilian organizations. These services include:

•	air defense command and control systems, including simulators, test beds, C4I systems, planning systems and air traffic control systems;
•	ground command and control systems, or GCCS, including strategic and tactical visualization systems, digital GCCS systems, and tactical command and control systems;
•	surveillance systems, including mission management systems and unmanned aerial vehicle interpretation systems;
•	intelligence systems, including IT solutions for organizations that collect, process and disseminate large volumes of information in demanding environments;
•	missile defense, including missile defense simulation and theater defense systems;
•	border control system used for identifying, controlling and registering passages through borders; and
•	electronic warfare systems, including modern human machine interfaces, resource allocation, parameter management, result acquisition and threat database management.

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

Software Distribution

We market and sell enterprise software licenses of third-party software vendors to corporate clients in geographic areas that are partially or completely uncovered by the software vendors’ own sales forces. We also provide a range of installation and support services related to those licenses.

We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product engineering, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions.

Through our partner relationships, we resell products, mostly in Israel, Italy, Spain and Portugal, for over 30 companies, including EMC Documentum, Preton, Serena, Sterling Commerce, Sybase and SyncSort.

Industry Overview

The IT services industry is highly fragmented and has evolved from simply supporting business functions to enabling their expansion and transformation. To succeed in this transformation, companies of all types must respond rapidly to market trends, create new business models and improve productivity. In this dynamic, competitive environment, decisions with respect to technology are increasingly important. According to industry analysts, the global IT services market has been in a period of solid growth for several years — now temporarily interrupted by the worldwide economic recession. Based on our review of publicly available information, we believe the global IT services market will resume its growth following the macroeconomic recovery, and will grow from $746 billion in 2009 to $907 billion in 2013, representing a compound annual growth rate of approximately 5.0%.

Companies are increasingly seeking cost-effective alternatives to acquire high quality IT services. The use of offshore vendors is common among larger corporations and growing in popularity among medium-sized firms. Based on our review of publicly available information, we project an annual growth rate for offshore IT/BPO services over the next several years of percentages in the mid-teens to low-twenties, continuing to make offshore IT services a particularly high growth market.

These factors reflect a business opportunity for global IT services vendors with established vertical practices, effective global delivery mechanisms and limited reliance on long-term staff relocation from offshore locations to client locations in the United States and around the world.

Competitive Strengths

We believe our competitive strengths include:

Our Vertical Expertise.  Since our inception, we have achieved leading positions in a number of the verticals in which we compete. We maintain a staff of highly skilled industry experts in each of these verticals and use this domain expertise to provide a range of end-to-end business solutions.

Our Global Delivery Model.  We have operations in 18 countries in North America, Europe, Israel and Asia Pacific. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources in a cost-effective manner. Our offshore and near-shore software engineering and outsourcing centers, including our ISO 9001:2008 and ISO/IEC 27001:2005 certified offshore facilities in India and our ISO 20000 certified outsourcing centers in Israel, enable us to minimize the difficulties other outsourcing vendors face in using foreign employees in the United States on a temporary basis due to tight immigration policies.

Our Proven Track Record.  By consistently providing high quality services, we have achieved a track record of project successes through the completion of numerous engagements around the world. Part of our success is attributable to our focus on methodology and repeatable high quality practices, which are ISO 9001 certified.

Our Focus on Quality.  We believe strongly in quality throughout our organization. We maintain independent quality assurance capabilities in geographic areas where we operate, and we also provide stand-alone QA, testing and audit services to some of our clients on QA engagements.

Unique Business Model for Outsourced Software Engineering.  We have developed a unique Software Product Labs offering, which supplements and extends the research and development facilities of high-tech companies, ISVs and other companies who rely on software product research and development — in which we provide core software product engineering and related activities;

Innovative Intellectual Property.  We have created sophisticated intellectual property in the defense and homeland security sector, which we incorporate into systems we deliver and which we market on a stand-alone basis.

End-to-End Service Offerings.  Within the range of service offerings that we provide, our ability to deliver specialized end-to-end solutions distinguishes us from many of our competitors. We believe that with these offerings, we provide robust and comprehensive business solutions to meet the needs of our clients in the key verticals we cover.

Our Long-Term Relationships with a Diverse Client Base.  We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2009, existing clients from prior years generated more than 85% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2009, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 34% of our revenues. Agencies of the government of Israel, in aggregate, represented 13% of our revenues in 2009.

Our Proven Ability to Scale.  With the exception of 2009, in which we reduced our headcount by about 7% as a result of the worldwide economic recession, we have grown continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past four years we expanded our Indian headcount from approximately 1,400 to approximately 2,885 employees in response to our clients’ rapidly growing offshore development needs, and we expanded our employee base in Europe from approximately 750 to approximately 1,570 employees.

Our Organizational and Business Flexibility.  Our flexible organizational structure, business culture and technological abilities have allowed us to adapt to rapidly changing economic conditions, as well as significant changes in our clients’ needs, enabling us to continue to grow and improve our performance during economic growth periods as well to grow slowly or minimize contraction during economic downturns. Additionally, our strong vertical alignment, the industry and technical experience of our employees, our operational efficiency, our ability to secure and retain key clients and the effective use of our global delivery model help insulate us from some of the hardships experienced by our competitors.

Our Ability to Integrate Acquired Companies.  Roughly half of our growth since our inception has been through acquisitions. Due in part to our significant focus on harnessing the skills and knowledge of the senior management of acquired firms, we have been able to retain the senior management of each of these companies. We have successfully integrated each acquired company into our corporate structure and culture, working together with existing management, employees and clients to facilitate an efficient and productive transition.

Business Strategy

Our goal is to further solidify and enhance our position as a global IT services and solutions provider on the basis of our quality, professionalism, vertical expertise, reliability and technical innovation. We intend to extend our geographic reach and vertical penetration through the following strategic initiatives:

Continue the Globalization of Ness.  Over the last three years, we have made substantial progress toward our strategic goal of transforming the company from a federation of distinct geographic entities into an integrated global enterprise. During that time, we have expanded our Software Product Labs unit from a local business unit serving North American customers into a global organization and single reportable segment with customers on three continents, delivery from three continents, and combined global management. Similarly we have expanded our defense and homeland security vertical, which originally supported only Israeli customers, to a global business now serving customers in 11 countries in North America, Latin America, Europe, the Middle East and Asia. We have also combined our previously separate software product distribution businesses in Europe and Israel into a single business unit and reportable segment. We intend to continue this process of globalization going forward, driving increased synergies within the company, improving cross-regional sales, and further strengthening our global delivery model.

Further Penetrate the North American Market and the Eastern European Emerging Market.  We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. Over the last nine years, we have expanded outside Israel with acquisitions and organic growth in North America, Europe and Asia Pacific. We generated approximately $23.0 million, or 14% of our revenues, in North America in 2002, which we expanded almost eight-fold to $172.8 million, or 32% of our revenues, in 2009. During the same period, we grew our European revenue roughly sixteen-fold from approximately $11.0 million, or 7% of our revenues, to $174.8 million, or 32% of our revenues. We intend to continue our focus on expanding our revenues in North America and Europe, both organically and through acquisitions. Based on our review of publicly available information, in 2009, the North American market alone represented approximately 31% of total worldwide IT services spending, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also continue to target emerging markets in which we believe growth and potential profitability are higher, such as Eastern Europe and Asia.

Be a Market Leader in Key Verticals.  In North America, we presently focus on several verticals: high-tech and ISVs, financial services, life sciences and healthcare, and defense and homeland security. In Europe, we are focused on the utilities and public sector and on the financial services vertical. In Israel, we have a strong focus on several verticals, including defense and homeland security, public sector, financial services and telecommunications. We intend to further solidify our position in each of these verticals through internal growth based on complementary offshore offerings and key partnerships and external growth through acquisitions. In North America, our goal is to establish ourselves as a leading provider in outsourcing and offshore services for high-tech and ISVs, financial services and life sciences and healthcare.

Maintain a High Proportion of Long-Term and Recurring Revenues.  We intend to maintain a high proportion of revenues generated from long-term, recurring contracts by focusing on long-term engagements, outsourcing, life cycle services and other multi-year services.

Pursue Strategic Alliances.  We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and technology providers, which allows us to take advantage of emerging technologies in a mutually beneficial and cost-competitive manner.

Vertical Focus

We operate in a significant number of commercial and industrial sectors and in many areas of public sector operations. As a result of our deep understanding of the different markets and environments in which our clients operate, and our ability to understand our clients’ needs and tailor solutions to meet those needs, we have developed a strong reputation for delivering systems to businesses that are subject to regulatory supervision, government control or other strict operational requirements. We are active in all of the following sectors, each influenced by fluctuating market conditions, as well as regulatory and oversight environments:

High-Tech and Independent Software Vendors.  Software companies and other companies that build or rely on proprietary software to generate core revenues need to focus on their core competencies of developing software and other technology products. By utilizing our offshore capabilities, expertise and experience in developing software products, we enable our clients to meet this need through our Software Product Labs business offering to provide outsourced software product research and development centers that supplement those of the client. Our expertise lies in the design and development of new software products, re-development, re-engineering, and maintenance of existing products, and global implementation and rollout support for existing products. We function as a partner with our clients to manage tactical needs at all phases of the development process.

Utilities and Public Sector.  Globalization, escalating market competition and deregulation throughout the world are forcing utility companies to modify their IT strategies and adopt advanced solutions. We provide high-end e-business services in areas such as CRM, ERP, e-procurement, asset management and metering solutions. Similarly, competitive pressures are causing telecommunications companies to find ways to reduce costs and make more informed decisions about their IT investments. We deliver reliable telecommunications systems and portals that help carriers reduce operating costs and increase revenue, while helping telecommunications companies evaluate the impact of new technologies and make informed planning decisions about their IT investments. We offer innovative information system solutions for improving time-to-market and enhancing telecommunications service delivery, addressing the specific needs of operators of all sizes from traditional wireline to wireless and internet service providers to broadband providers.

Government agencies are increasingly required to modernize their traditional operating processes and models in order to improve and accelerate delivery of services to citizens. We have developed a track record in the public sector for helping government agencies deliver IT services to the public more effectively and efficiently. In Israel and Eastern Europe, we are a leading provider of integrated solutions for the public sector.

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

Defense and Homeland Security.  The defense and homeland security industry faces a multitude of challenges, including protecting the safety of national borders, improving command and control and intelligence gathering mechanisms, enhancing communications channels throughout the military and performing scenario analysis. We possess extensive experience in delivering high-end technical solutions and intellectual property (much of which is classified) to the defense and homeland security industry to help surmount these challenges.

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

Increased government regulations and rising costs require healthcare organizations to address complex patient information management needs and share information across various hospitals and other facilities more effectively. We help healthcare organizations remain competitive with services designed to simplify their administrative processes, reduce costs and improve the quality of care.

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

For example, we are providing software product engineering services to a global software development company from a large extended development center in India and a large near-shore extended development center in Eastern Europe. Similarly, we have completed many regional European SAP projects for multi-national corporations using resources from the Czech Republic, Slovakia, Romania, Israel and Switzerland. In these and virtually all other projects staffed using our global delivery model, the teams work in their home locations except for periodic travel to the client location for knowledge transfer, client meetings and implementation work. This model also means that we are substantially less affected by changing immigration regulations than other well-known offshore vendors. In our model, the team that remains at the client site throughout the engagement comprises our local resources, complementing our local presence with our strong vertical experience to the engagement from inception through completion.

As of December 31, 2009, we employed approximately 7,835 employees worldwide, including approximately 2,885 in India, 2,475 in Israel, 1,570 in Europe, 495 in North America and 410 in the Asia Pacific region. Financial information about the geographic areas in which we operate is included in the financial statements and related notes included in this annual report.

Sales and Marketing

We market our services to large organizations in North America, Europe, Israel and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe, especially in selected verticals. We sell and market our services from sales offices located in 18 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2009, we had approximately 230 sales and marketing persons and account managers.

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

Our management reviews and approves material proposals, which are then presented to the prospective clients. Our sales and account management personnel remain actively involved in the project through the execution phase. We focus our marketing efforts on businesses with extensive information processing needs. We maintain a prospect/client database that is continuously updated and used throughout the sales cycle from prospect qualification to close. As a result of this marketing system, we are able to pre-qualify sales opportunities and direct sales representatives are able to minimize the time spent on prospect qualification. In addition, substantial emphasis is placed on client retention and expansion of services provided to existing clients. In this regard, our account managers play an important marketing role by leveraging their ongoing relationships with each client to identify opportunities to expand and diversify the type of services provided to that client.

Clients

We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2009, no client represented more than 5% of our annual revenues, and our largest twenty clients together represented approximately 34% of our revenues, compared to 30% in 2008. Agencies of the government of Israel, in aggregate, represented 13% of our revenue in 2009, versus 12% in 2008.

The percentage of our revenues derived from Israeli clients has been steadily decreasing as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009
Israel	98%	82%	69%	57%	53%	49%	45%	35%	32%
Europe	—	4	11	12	18	21	26	34	32
North America	2	14	16	25	23	26	24	27	32
Asia and the Far East	—	—	3	6	6	4	5	4	5
Total	100%	100%*	100%*	100%*	100%	100%	100%	100%	100%*

*	Due to rounding, the aggregate percentage for this period does not appear to equal 100%.

Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

High-Tech and Independent Software Vendors

•	Acresso
•	Amadeus
•	Applied Materials
•	Art.com
•	Brocade
•	Chordiant
•	Cobalt Group
•	Dorado Corporation
•	Fortent
•	Google
•	Harris Computer Systems
•	IBM
•	InfoVista
•	Navteq
•	Open Text
•	PayPal
•	Sun Microsystems
•	Texas Instruments
•	WorkScape
•	Ventyx

Utilities and Public Sector

•	Bezeq
•	Cellcom
•	CEZ, a.s.
•	Czech Office for Surveying, Mapping and Cadastre
•	Czech Television
•	Electrica
•	INSEAD

•	Israel Airport Authority
•	Israel Court Authority
•	Israel Electric Corporation
•	Israel Ministry of Finance
•	Israel Ministry of Immigrant Absorption
•	Israel Ministry of Interior
•	Israel Ministry of Justice
•	JAVYS a.s.
•	Magyar Telecom
•	Pannon
•	Partner Communications (Orange)
•	Prague Municipality
•	Slovak Geodesy, Cartography and Cadastre Authority
•	Slovenská Elektrizacná Prenosová Sústava
•	Stredoslovenská Energetika
•	Tel Aviv Academic College
•	Tel-Aviv Municipality
•	Telefónica O2
•	T-Mobile
•	YES

Financial Services

•	Bank Hapoalim
•	Bank Leumi
•	Cash America
•	Clal Insurance
•	Credit Suisse First Boston
•	Ceská Sporitelna, a.s.

•	First International Bank of Israel
•	Franklin Templeton
•	Generali Group
•	Invesco
•	Israel Discount Bank Ltd.
•	JP Morgan Chase
•	Komercní Banka
•	M&T Bank
•	Magyar Külkereskedelmi Bank
•	OTP Bank
•	Phoenix Insurance
•	Raiffeisenbank
•	Standard & Poor’s
•	Thomson Reuters
•	Waldviertler Sparkasse

Defense and Homeland Security*

•	Israel Aircraft Industries
•	Israel Ministry of Defense
•	Israeli Police
•	Lockheed Martin
•	Tadiran Systems

Life Sciences and Healthcare

•	Boehringer Ingleheim
•	Clalit Health Services
•	Kaiser Permanente

•	Maccabi Health Services
•	Novartis
•	Quintiles Transnational Corporation
•	Roche
•	Schering Plough
•	Teva
•	Zentiva

Others

•	Audi
•	Cushman & Wakefield
•	DOCOMO Intertouch
•	EL AL Airlines
•	Fuji Xerox
•	Hollywood Services
•	Israel’s Yellow Pages
•	ITV
•	Long & Foster
•	McLane
•	Pearson plc.
•	Strauss Group
•	Vítkovice
•	Wiley
*	many of the largest clients in our Defense and Homeland Security vertical are omitted for security reasons

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

We have many alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographic areas, and with whom we conduct business, are described in the chart below:

Partner	Alliance Description
Chordiant	We provide professional services to Chordiant’s customers through our worldwide partnership, including the implementation of systems to automate and manage operational business processes for service-driven global organizations in retail banking, card services, lending, insurance and telecommunications.

Partner	Alliance Description
EMC	We partner with EMC worldwide to deliver robust, validated and high performing Documentum document and content management systems and workflow solutions to our clients. In addition, we are the sole sales channel in Israel for Documentum enterprise content management solutions. We also provide customized storage solutions to enterprise clients.
IBM	We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. We also work with IBM to provide ISVs with re-platforming services, enabling them to migrate existing applications to open-standards-based IBM platforms and to stay current with IBM platform changes. In addition, we have supplier agreements with IBM in the United States, Asia Pacific, India and Israel for services, software and hardware.
Hewlett Packard	We work with Hewlett Packard to provide end-to-end solutions for customer business needs. We also partner with Mercury Interactive, a subsidiary of Hewlett Packard, as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
Microsoft	We work with Microsoft around the world to offer a broad array of scalable solutions built on Microsoft’s .NET enterprise platform and other Microsoft platforms. We are a global Microsoft Gold Partner with certifications on many platforms and products, and we have won numerous Microsoft awards for our solutions.
Oracle	We work with Oracle around the world to provide a range of ERP and database solutions to our customers, and in addition we resell Oracle software in some geographic regions. We have won several Oracle awards, including the Oracle Accelerate Partner of the Year for 2009 for mid-market applications.
SAP	We partner with SAP in Israel as a Gold Partner, and with SAP worldwide, to deliver innovative ERP solutions and professional services. In addition, we provide SAP academy training in Israel and we resell SAP licenses exclusively to selected customers and provide localization and other related services.

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

In addition to these benefits, the partnerships and alliances: enhance our ability to deliver a broad range of IT services outsourcing; provide us channels to sell additional services to our clients, such as quality assurance and training; and make us a more attractive employer, based on our employees’ use of these advanced platforms and access to our partners.

Some of the certification levels our partners require are difficult to attain, requiring the demonstration of significant technical expertise, high levels of training and certification, the influencing of a certain amount of product sales for the partner, certain levels of investment in the products and technologies of our partners, or other factors.

We have written agreements with some, but not all, of our partners. The terms of such agreements vary. In some cases, our partners are restricted from using other companies to provide similar services in certain markets. Some of our partners require that we achieve certain minimum sales levels to maintain our partner status level. We have oral contracts and working arrangements with the remainder of our partners and alliances. Although these oral contracts and other arrangements may be terminated by either party at any time without penalty, they also afford greater flexibility to our partners as well as to us.

Competition

The IT services market has become increasingly competitive over the last decade as a result of the economic downturn and associated decline in IT service spending during 2002 to 2004, followed by the consolidation of players in the IT services industry over the succeeding several years, followed by the current global economic recession. While some vendors have not survived, others have become more aggressive and many low-cost offshore vendors have entered new markets traditionally dominated by large multinational consultancy firms.

The IT services vendors with whom we compete include:

•	consulting firms, such as Accenture Ltd. and Capgemini;
•	divisions of large multinational technology firms, such as Hewlett Packard and IBM;
•	IT outsourcing firms, such as Computer Sciences Corporation;
•	U.S.-based offshore IT services firms, such as Cognizant Technology Solutions Corp., Syntel Inc., HCL Technologies and Perot Systems;
•	large Indian IT services firms, such as Infosys Technologies Limited, Tata Consultancy Services and Wipro Limited and smaller firms such as MindTree Consulting, Patni, Persistent Systems, Sonata Software and Symphony;
•	regional IT services firms in certain geographic markets, such as Elbit, Malam, Matrix and Teldor in Israel and Atos Origin, Logica and T-Systems in Europe; and
•	in some cases, internal IT departments of our clients.

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

Our future success will depend in part on our ability to develop and market new or enhanced services that adequately address changes in technology, industry standards and client requirements and gain commercial acceptance. Any delay or failure to develop new services or to adapt our services to technological change and market requirements could have a material adverse effect on our competitive position. We believe that the principal competitive factors in our business include the ability to:

•	provide and leverage deep expertise in the verticals we serve, and integrate this expertise with superior system integration, software development, QA and support abilities to deliver tailored, high quality business solutions that generate high returns on investments;

•	deliver solutions quickly and cost-effectively, using an integrated global delivery model with industry-leading methodologies and practices and appropriate ISO certification levels;
•	attract and retain experienced, high-quality IT professionals;
•	work effectively with leading partners and alliances to offer superior solutions and drive additional business;
•	respond rapidly to meet the challenging demands of each engagement; and
•	grow and thrive in challenging economic times, so that client needs and expectations can be met reliably and continuously.

We believe that we compete favorably based on these factors, and that we possess significant competitive advantages. See “— Competitive Strengths.”

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

We regard our trade name, trademarks, service marks and domain names as important to our success. We rely on the law to protect our proprietary rights to them and we have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered our key brand “Ness” or “Ness Technologies” as a trademark in the United States, Israel and the Czech Republic. We have also registered “Ness Financial Data Enterprise,” “Ness Software Product Labs” and “Ness Content Office” as trademarks in the United States.

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

Employees

As of December 31, 2009, we had approximately 7,835 employees, including approximately 6,750 IT professionals.

Our employees are our most important asset. We believe that the quality and level of service that our professionals deliver are among the highest in the global IT services industry. We believe that we provide a challenging, entrepreneurial and empowering work environment that demands dedication and a strong work ethic.

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

Corporate History

Ness Technologies, Inc. was incorporated in Delaware in March 1999 in connection with the acquisition of six Israeli IT services companies and their consolidation into a single operating structure. Compro Software Industries, a privately-held Israeli software consulting company, was acquired by our founders in December 1997 and by us in April 1999. We subsequently acquired five Israeli IT services companies between April 1999 and November 1999: Gilad Software and Systems Integration, a privately-held Israeli integration and networking company; Contahal, a publicly-traded Israeli IT services company; Advanced Technology, a publicly-traded Israeli IT services company specializing in defense solutions and real time systems; IPEX, a privately-held Israeli systems integration company; and IPEX ISI, a privately-held Israeli software development company.

Towards the end of 2001, after becoming a leading IT services company in Israel, we embarked on a global expansion strategy. We made the following material acquisitions as part of that strategy:

•	Blueflame Inc., a privately-held, U.S.-based application development and system integration provider focused primarily on the life sciences industry, in 2001;
•	APP Group CEE B.V., a privately-held IT services firm in the Czech Republic and Slovakia serving the utilities, telecommunication, finance, public and manufacturing sectors, in 2002;
•	Apar Holding Corp., a privately-held U.S./Indian IT services provider of software services to the financial services, manufacturing, telecom, retail sales and logistics sectors, and of sophisticated offshore software engineering development services to software product companies; in 2003;
•	Three privately-held providers of IT services and solutions in Eastern Europe, in 2005: Radix Company SA, based in Romania; Delta Electronic Services a.s., based in Slovakia; and Efcon a.s.;
•	Olas Software Solutions, Inc., d/b/a Innova Solutions, a privately-held IT services provider and system integrator based in California and India, offering IT services and solutions to the financial services industry, in 2006;
•	Three privately-held software distribution and integration companies in Europe and Asia Pacific, in 2006 and 2007: Selesta España, based in Spain and Portugal; Advanced Industrial Management Company Limited, based in Thailand; and Selesta S.p.A., based in Italy;
•	MS9 Consulting LLC, a privately-held, U.S.-based IT services company serving the healthcare industry, in 2007;
•	FMC Consulting and Informatics Ltd., a privately-held IT consulting and services company based in Hungary serving the financial services sector, in 2007; and

•	Logos a.s., a privately-held IT services and consulting company based in the Czech Republic serving the financial and telecom sectors, in 2008.

All of the acquired companies were integrated into our corporate structure, with capabilities and staff assigned to our various divisions and business groups.

We are continuously seeking to acquire new companies and businesses in order to expand our global presence and improve our position in our targeted verticals and geographic areas.

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

Item 1A. Risk Factors

Investing in our common stock involves risks. You should carefully consider the following risk factors and other information in this report, including our financial statements and related notes, before purchasing our common stock. Any of the risks described below could result in a material adverse effect on our business, results of operations and financial condition. The trading price of our common stock may decline due to any of these risks, and you could lose all or part of your investment.

Risks Relating to Our Business

The current severe worldwide economic slowdown may continue to negatively affect our sales, which would materially adversely affect our profitability and revenue growth.

Our revenue and profitability depend significantly on general economic conditions and the demand for IT services in the markets in which we compete. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue and profitability. Additionally, the implementation costs of our expense reduction measures and other restructuring efforts necessitated by the economic environment have resulted, and may result in the future, in net losses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our services, and consequently our results of operations, prospects and stock price.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our quarterly net income from continuing operations has ranged from a loss of approximately $52.9 million to income of approximately $16.0 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

•	currency exchange fluctuations;
•	unanticipated changes in the demand for our services due to changing macroeconomic factors;
•	the size, timing and terms and conditions of significant projects;
•	variations in the duration, size and scope of our projects;
•	contract terminations or cancellation or deferral of projects;
•	our ability to manage costs, including personnel and support services costs, and investments required by us to maintain our existing operations and support future growth;
•	changes in pricing policies by us or our competitors;
•	the introduction of new services by us or our competitors;
•	acquisition and integration costs related to possible acquisitions of other businesses;
•	the timing and costs of restructuring efforts, severance payments and related project costs necessitated by economic conditions; and
•	the size and timing of write-offs or write-downs of goodwill and other amortizable intangible assets, if deemed necessary due to impairment testing, dispositions or other events.

During recent years, our quarterly results have also fluctuated as a result of the number of working days in each period and the seasonality of client demand in the segments of the IT services industry we serve. Typically our fourth quarter is strongest, when client demand is greatest, and the second quarter is weakest, when the number of working days in the quarter is usually lowest in Israel, one of our largest employee locations. We expect these factors to continue to be significant in the future, although we believe that the impact of the number of working days on our results of operations will decrease as our international business continues to grow.

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

Our clients typically retain us on a non-exclusive basis. Many of our client contracts, including those that are on a fixed price and timeframe basis, can be terminated by the client with or without cause upon 90 days’ notice or less, and generally without termination-related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understand their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

•	a client’s financial difficulties;
•	a change in a client’s strategic priorities;
•	a client’s demand for price reductions; and
•	a decision by a client to utilize its in-house IT capacity or work with our competitors.

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

As an IT services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality professional services and integrity. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we engage, our reputation may be damaged. In addition, a number of our contracts provide for incentive-based or other pricing terms pursuant to which some of our fees are contingent on our ability to meet revenue enhancement, cost-saving or other contractually defined performance goals. Our failure to meet these goals or a client’s expectations in such performance-based contracts may result in a less profitable or an unprofitable engagement. Moreover, if we fail to meet our clients’ performance expectations, we may lose clients and be subject to legal liability, particularly if such failure adversely impacts our clients’ businesses.

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

If we fail to complete fixed price contracts on budget and on time, our profitability may be adversely affected.

We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2007, 2008 and 2009, revenues from fixed price projects accounted for approximately 30%, 29% and 31% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. We have incurred losses on fixed price projects in the past, and we may incur losses on fixed price projects in the future if we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe. If we incur losses on fixed price projects in the future, our profitability may suffer.

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

Our balance sheet contains a significant amount of goodwill and other amortizable intangible assets in long-term assets, totaling about $284 million at December 31, 2009. We review goodwill annually for impairment, or more frequently when indications for potential impairment exist. We review other amortizable intangible assets for impairment when indicators for impairment exist. During portions of the current capital markets downturn, our stock price, and consequently our market capitalization, have declined, and may decline further in the future. If the value of our market capitalization falls below the value of our stockholders’ equity, it might indicate that a write-down is required. A write-down of goodwill is required if the carrying amount of a reporting unit exceeds its fair value.

We determine the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates our fair value at this time. We have corroborated the fair values using the Market Approach. Judgments and assumptions related to future growth rates, weighted average cost of capital, interest, cash flows and market conditions are inherent in developing the discounted cash flow model; see “— Application of Critical Accounting Policies and Estimates.” As part of our goodwill impairment analysis, we compare our market capitalization to the fair value of the Company based on a third-party valuation study. Our ability to reconcile the gap between our market capitalization and our aggregate fair value depends on various factors, some of which are quantitative, such as an estimated control premium that an investor would be willing to pay for a controlling interest in us, and some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets. If our market capitalization stays below the value of our stockholders’ equity, or actual results of operations differ materially from our modeling estimates and related assumptions, or if any of our qualitative reconciliation factors changes in the future, we may be required to record additional impairment charges for our goodwill.

As part of our annual impairment test as of December 31, 2009, we recorded impairment of our goodwill and long-lived assets in the total amount of $29.3 million in connection with (a) our Software Distribution segment, which resells third-party enterprise software licenses, and which we restructured due to ongoing performance below expectations as large license deals in Europe continue to be deferred, and (b) the operations of our System Integration and Application Development segment in the Asia Pacific region, where we have undertaken a restructuring effort with respect to selected smaller operations that were unprofitable or that we determined were not strategic to our planned future operations and growth.

We cannot assure that additional goodwill impairment will not be required in the future. Each such write-down, if required, could result in a significant non-cash expense on our income statement, which could have a material adverse effect on our results of operations.

If we fail to comply with the financial covenants with respect to our long-term and short-term debt, and we do not obtain waivers of such covenants from our lenders, our lenders may accelerate repayment of the debt, which would limit our operating flexibility.

Our long-term loans and bank guarantees contain covenants that, among other things, require positive operating income, a certain ratio of total financial obligations to consolidated EBITDA, a certain ratio of total stockholders’ equity to total consolidated assets, and a minimum stockholders’ equity, and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings.

As of December 31, 2009, we were not in compliance with certain financial covenants. We received a waiver from the lenders with respect to the covenants as of December 31, 2009, and the lenders agreed to provide, as substitutes, less stringent covenants to apply through December 31, 2010. We cannot assure that we will maintain compliance with applicable covenants in the future. If we fail to comply with the covenants and do not receive waivers from the lenders, our lenders may accelerate repayment of some or all of the affected debt, which would materially limit our operating flexibility.

The high volatility in the value of stocks, bonds and other investments during the current world economic downturn could require us to write-down the value of our severance pay fund, which could have a material adverse effect on our results of operations.

Under Israeli law, we must provide severance for all our employees in Israel. We fund the severance through monthly deposits in externally managed funds, invested mostly in conservative investments such as government and corporate bonds. During portions of the current capital markets downturn, the value of these investments has declined, and they may lose additional value in the future. The magnitude of the future potential loss is unpredictable, because it is based on the market value of investments at a future date. The severance pay fund is recorded at redeemable value on our balance sheet, and if the value of the investments falls, we will be required to write down the value of the severance pay fund asset on our balance sheet. If the write-down is significant, it would result in a significant expense on our income statement, materially adversely affecting our results of operations.

We may engage in acquisitions, strategic investments, partnerships, alliances or other ventures that are not successful, or fail to integrate acquired businesses into our operations, which may adversely affect our competitive position and growth prospects.

In the last three years we acquired five companies. We may seek to acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. However, we may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

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

We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, in separate unrelated transactions, which collectively represented approximately 13% of our revenues in 2009. Any reduction in total Israeli government spending for political or economic reasons, such as occurred in the Israeli recession ending in 2004 or the current worldwide recession, would reduce, possibly materially, our revenues and profitability. In addition, the government of Israel has experienced significant delays in the approval of its annual budget in most of the last six years. Such delays in the future could materially and negatively affect our cash flows by delaying receipt of payment from the government of Israel for services performed.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects and competition for such professionals may adversely affect our profitability.

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

We have experienced rapid growth during most of our eleven-year corporate history, through both acquisitions and organic growth. The number of our employees increased from approximately 5,025 as of December 31, 2004 to approximately 8,425 as of December 31, 2008. Although our employee headcount decreased to 7,835 during 2009 as we reduced costs as a result of the worldwide economic recession, we expect to resume our growth as the economy recovers, and this growth may significantly strain our management and other operational and financial resources. In particular, continued growth increases the integration challenges involved in:

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

In order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. Also, we may require additional capital to continue to develop our technology and infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all. Our failure to secure additional financing could prevent us from completing acquisitions, developing new technologies and competing effectively, all of which would have a negative impact on our continued development and growth.

Risks Relating to Our International Operations

Our international operations subject us to currency exchange fluctuations, which could negatively impact our profitability or revenue growth rate.

To date, most of our sales have been denominated in NIS, dollars, Euros and other European currencies, while a significant portion of our expenses is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with United States generally accepted accounting principles (“GAAP”). Despite our use of certain forward foreign currency exchange contracts to hedge our balance sheet exposure against foreign currency exchange fluctuations and to partially hedge against the effect of foreign currency exchange rate fluctuations on cash flows denominated in Indian Rupees, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore have an adverse effect on our profitability, or could reduce our revenue growth rate in dollar terms.

If or when the government of India reduces or withdraws tax benefits and other incentives it provides to us, our net income will decrease.

Currently, we receive tax benefits that India provides to exporters of IT services under the Software Technology Parks of India (“STPI”) program. Until March 31, 2009, this “tax holiday” provided a complete exemption from corporate income tax for exported IT services, compared to an ordinary corporate tax rate of approximately 34%. In mid-2007, India imposed a minimum alternative tax (“MAT”), currently 15%, but India permits amounts due under the MAT to be offset against future taxes that would be due when the STPI program ends. As a result, our operations in India were subject to relatively low tax rates.

The STPI program was extended by the Indian government to expire on March 31, 2010, and subsequently extended to expire on March 31, 2011, but with the stipulation that no exporter of Indian IT services could benefit from the STPI program for more than 10 fiscal years. Our largest Indian delivery center, located in Bangalore, lost its tax exemption on March 31, 2009 because it had benefitted from the exemption since the beginning of the original ten-year STPI program, and this increased our tax expense and reduced our profitability. Our second-largest Indian delivery center will lose its tax exemption on March 31, 2010 because it will have benefitted from the exemption for ten years at that date, and this will further increase our tax expense and reduce our profitability. Our other Indian delivery centers continue to benefit from the STPI program.

The STPI program may be extended again in its current form or a reduced form. Even if the STPI program expires, exporters of IT services may still be able to maintain a partial exemption from Indian corporate taxes by locating new operations in special economic zones (“SEZ”) in certain Indian cities.

If the STPI program is eliminated on March 31, 2011 as currently scheduled; or if the STPI program is extended again but we are not able to take full advantage of it in its new form; or if we are unable to, or decide not to, locate a significant portion of our operations in an SEZ; or if we remain exempt from taxes but are no longer permitted to offset MAT amounts due against future taxes, then our tax expense will increase further, reducing our profitability.

If we fail to achieve planned growth in our offshore and near-shore facilities, our ability to fulfill client commitments profitably or at all may be compromised.

Our growth strategy relies in part on the expansion of our offshore development centers. If we fail to retain needed employees in India and other offshore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Employee attrition rates in India are significantly higher than in other geographic areas. Wage costs in India have historically been significantly lower than wage costs in North America and Western Europe for comparably skilled professionals; however, wages in India continue to increase at a significantly faster rate than in North America and Western Europe, which could result in increased costs for IT professionals, particularly project managers and other mid-level professionals. As a result of competing demand in the Indian employment market, we may need to increase the levels of our employee compensation unduly to remain competitive. Compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

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

Annual wage inflation for IT professionals in India over the past several years has exceeded world-wide averages significantly. Based on our review of publicly available information, we believe that this trend will continue for the foreseeable future. Similarly, wage inflation for IT professionals in our other geographic areas prior to the onset of the worldwide recession was higher in the last several years than in the preceding years. If we are unable to provide adequately for such wage increases in our contracts with our customers, or if unexpectedly large wage increases occur, we may experience a material adverse effect on our profitability.

Regional instability in Israel and India may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

We generated approximately 32% of our revenues in Israel in 2009. In addition, our principal offices and a significant portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. We cannot predict the effect on our business of any increase in the degree of violence against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

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

We also generate significant revenues from services we deliver from India, where 37% of our employees were located at December 31, 2009. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in several major Indian cities. Although the relations between the two countries have been generally improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our operations could adversely affect our profitability.

Political change or instability in Central and Eastern Europe may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

We generated approximately 32% of our revenues in Europe in 2009, the great majority of which was from customers in Central and Eastern Europe, where we maintain operations in the Czech Republic, Slovakia, Hungary and Romania. Several of these countries have recently undergone, or are currently undergoing, political regime change, including in some cases interim care-taker governments. Such political uncertainty has resulted, and may result in the future, in significant delays in the award of large public sector contracts for IT services and in major investments within the private sector. Furthermore, such political uncertainty could delay the availability of external European Union funding which has been promised to these countries, significant portions of which are designated for infrastructure improvement, including IT infrastructure and IT services. Because such public sector contract awards, private sector investments and infrastructure-related IT services spending represent a portion of our anticipated revenues in Central and Eastern Europe, such delays could materially reduce our revenues and profitability.

Potential anti-outsourcing legislation in the United States could impair our ability to service our clients.

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

A portion of our revenues is derived from offshore outsourcing, which requires some personnel from our offshore locations in India and elsewhere to travel to client sites for rotational assignments. The ability of those IT professionals to work in North America, Europe and other countries depends on their ability to obtain the necessary visas and work permits. The United States has reduced the number of H-1B visas authorized annually, and has also increased the level of scrutiny in granting H-1B, L-1 and ordinary business visas. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenues to decline.

Terrorist attacks or a war could negatively affect our financial results and prospects.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, like the conflicts in Iraq and Afghanistan, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients’ needs, any of which could negatively affect our financial results and prospects.

Risks Relating to Our Stock

Our stock price is likely to be highly volatile and could drop unexpectedly.

The market price of our stock may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

•	changes in financial estimates or investment recommendations by securities analysts relating to our stock;
•	changes in market valuations of IT service providers and other high technology companies;
•	economic disruptions, such as the current worldwide recession or the 2008 – 2009 credit and liquidity crisis among major financial institutions;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major client or changes in our employee utilization rate;
•	unfavorable legal or arbitration judgments; and
•	changes in key personnel.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We could be the target of similar litigation in the future. Securities litigation, regardless of merit or ultimate outcome, would likely cause us to incur substantial costs, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

Provisions in our charter documents and under Delaware law may prevent or delay a change in control of the company and could also limit the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in leased premises of approximately 280,000 square feet in Tel Aviv, Israel. Our principal executive office in the United States is located in leased premises of approximately 12,000 square feet in Hackensack, New Jersey. We have offices of various sizes at approximately 27 locations in 18 countries totaling approximately 980,000 square feet, all of which are leased, including approximately 420,000 square feet in India, primarily in Bangalore, Hyderabad and Mumbai.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.5 million, using the exchange rate prevailing at December 31, 2009. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21.1 million, using the exchange rate prevailing at December 31, 2009. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were transferred to the Israeli District Court located in Tel Aviv and the first pretrial hearing for both claims is set for September 7, 2010. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

Item 4. (Removed and Reserved)

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

	Price Range
	High	Low
2008
First Quarter	$10.34	$7.98
Second Quarter	$11.63	$8.57
Third Quarter	$13.00	$9.58
Fourth Quarter	$11.70	$3.54
2009
First Quarter	$4.47	$2.36
Second Quarter	$4.18	$2.70
Third Quarter	$8.37	$3.92
Fourth Quarter	$7.95	$4.84
2010
First Quarter (through March 1, 2010)	$6.17	$4.95

We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

On March 1, 2010, the last reported sale price per share of our common stock on the Nasdaq Global Select Market was $5.71. As of March 1, 2010, there were approximately 39 holders of record of our common stock, although the number of beneficial shareholders was considerably larger.

Purchases of Equity Securities

On October 30, 2008, our board of directors authorized a stock repurchase program, under which we could repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. On November 1, 2009, our board of directors approved a 12-month extension of the stock repurchase plan.

During the three months ended December 31, 2009, we purchased a total of 51,800 shares at an average price of $5.05 per share, for an aggregate purchase price of $261,742. The remaining authorized number of shares that may be repurchased under the plan is 2,770,296.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	—	$—	—	2,822,096
November 1 – 30, 2009	—	$—	—	2,822,096
December 1 – 31, 2009	51,800	$5.05	51,800	2,770,296
Total	51,800	$5.05	51,800	2,770,296

Stock Performance Graph

Set forth below are a graph and a table comparing cumulative total return on $100 invested, alternatively, in our common stock, the Nasdaq U.S. Index and the S&P 500 Information Technology Sector Index for the period commencing on December 31, 2004 and ending on December 31, 2009. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return*

	Ness Technologies, Inc.	Nasdaq U.S. Index	S&P 500 Information Technology Sector
12/31/04	$100.00	$100.00	$100.00
3/31/05	80.51	92.49	92.67
6/30/05	71.37	94.50	94.30
9/30/05	67.20	99.43	99.92
12/31/05	72.38	101.41	100.99
3/31/06	84.61	107.77	105.20
6/30/06	72.24	101.06	95.08
9/30/06	89.72	105.69	103.18
12/31/06	95.83	114.05	109.49
3/31/07	85.89	114.44	108.47
6/30/07	87.43	123.41	119.71
9/30/07	73.39	126.13	127.25
12/31/07	62.03	123.94	127.35
3/31/08	63.78	106.02	108.00
6/30/08	68.01	107.07	110.70
9/30/08	77.08	95.74	97.50
12/31/08	28.76	73.43	72.41
3/31/09	19.83	71.09	75.53
6/30/09	26.28	85.33	90.42
9/30/09	53.02	98.83	105.78
12/31/09	33.00	105.89	117.11

*	Assumes $100 invested on December 31, 2004 in our common stock and in each index, at the closing price on that date; and that all dividends have been reinvested. No cash dividends have been declared on our common stock. Prepared by Standard & Poor’s.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009 and the selected consolidated balance sheet data as of December 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2005 and 2006 and the selected consolidated balance sheet data as of December 31, 2005, 2006 and 2007 are derived from our audited consolidated financial statements not included in this report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues	$379,521	$467,503	$553,200	$657,384	$547,352
Cost of revenues	271,879	339,059	394,728	470,009	410,794
Gross profit	107,642	128,444	158,472	187,375	136,558
Operating expenses:
Selling and marketing	28,141	33,529	41,103	55,806	49,323
General and administrative	53,773	62,146	87,494	100,706	101,750
Arbitration settlement and related charges	—	—	15,210	—	—
Gain from sale of Israeli SAP sales and distribution operations, net	—	—	—	(18,366)	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	—	(2,610)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	—	(2,534)
Impairment of goodwill and long-lived assets	—	—	—	—	29,308
Total operating expenses	81,914	95,675	143,807	138,146	175,237
Operating income (loss)	25,728	32,769	14,665	49,229	(38,679)
Financial expenses, net	(1,513)	(1,311)	(99)	(5,745)	(3,404)
Gain on sale of a cost investment	—	5,001	—	—	—
Other income (expenses), net	(243)	348	(817)	(392)	—
Income (loss) before taxes on income	23,972	36,807	13,749	43,092	(42,083)
Taxes on income	3,518	7,775	4,188	8,147	7,769
Equity in earnings (losses) of affiliates and gain from disposal of an affiliate	(65)	168	—	—	—
Minority interests in losses of a subsidiary	101	—	—	—	—
Net income (loss) from continuing operations	$20,490	$29,200	$9,561	$34,945	$(49,852)
Net income (loss) from discontinued operations	704	613	526	514	(2,602)
Extraordinary income, net of taxes	495	—	—	—	—
Net income (loss)	$21,689	$29,813	$10,087	$35,459	$(52,454)
Basic net earnings (loss) per share from continuing operations	$0.60	$0.81	$0.24	$0.89	$(1.29)
Diluted net earnings (loss) per share from continuing operations	$0.57	$0.80	$0.24	$0.88	$(1.29)
Basic net earnings (loss) per share	$0.63	$0.83	$0.26	$0.90	$(1.36)
Diluted net earnings (loss) per share	$0.61	$0.82	$0.26	$0.89	$(1.36)
Weighted average number of shares used in computing basic net earnings per share	34,413	35,999	39,076	39,321	38,598
Weighted average number of shares used in computing diluted net earnings per share	35,661	36,549	39,510	39,674	38,598

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,579	$46,675	$43,097	$50,659	$43,351
Short-term bank deposits and restricted cash	39,561	2,027	2,963	8,034	28,552
Working capital	58,718	72,429	92,593	97,062	79,213
Total assets	454,368	541,136	689,348	746,993	685,611
Total debt, including current maturities	34,167	11,137	51,672	86,134	72,668
Stockholders’ equity	254,502	332,655	371,173	391,679	351,288

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Forward-Looking Statements” and “Risk Factors.”

Overview

We are a global provider of information technology, or IT, and business services and solutions with specialized expertise in software product engineering; system integration, application development and consulting; and software distribution. We deliver our portfolio of services and solutions using a global delivery model combining offshore, near-shore and local teams. The primary industries, or verticals, we serve include high-tech companies and independent software vendors, or ISVs; utilities and public sector; financial services; defense and homeland security; and life sciences and healthcare.

We have operations in 18 countries across North America, Europe, Israel and Asia Pacific. We combine our deep expertise in the verticals we serve and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographic areas and verticals we serve. Through our global delivery model, which includes lower-cost offshore and near-shore delivery capabilities, we can achieve meaningful cost reductions or other benefits for our clients.

Our revenues decreased to $547.4 million for 2009 from $657.4 million for 2008. We had a net loss from continuing operations of $49.9 million in 2009 compared to net income from continuing operations of $34.9 million in 2008. The revenue decrease resulted from lower demand for IT services during the worldwide economic recession; and the net loss was largely attributable to a charge we recorded in the fourth quarter for restructuring, severance and related project costs of $17.5 million, related impairment of goodwill and long-lived assets of $29.3 million, and a valuation allowance related to deferred tax assets of $6.9 million.

The dollar strengthened by an average of 10% against the NIS and by an average of 14% against the Euro and other relevant European currencies in 2009 compared to 2008. Approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies. We estimate that our revenues were $39.3 million lower, and our operating loss was $1.1 million higher, in 2009 as a result of changes in foreign currency exchange rates versus their average rates for 2008.

Our client base is diverse, and we are not dependent on any single client. In 2009, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 34% of our revenues. For 2009, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 13%. Existing clients from prior years generated more than 85% of our revenues in 2009.

Our backlog as of December 31, 2009 was $650 million compared to $736 million as of December 31, 2008. This represents a year-over-year backlog decline of $85 million plus the sale of a business unit with associated backlog of $6 million, offset by an increase of $7 million in the dollar value of our non-U.S. backlog due to the slightly weaker dollar on December 31, 2009 compared to December 31, 2008. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

As of December 31, 2009, we had approximately 7,835 employees, including approximately 6,750 IT professionals. Of the 7,835 employees, approximately 2,885 were in India, 2,475 were in Israel, 1,570 were in Europe, 495 were in North America and 410 were in the Asia Pacific region.

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

Our fixed price contracts relate primarily to long-term development projects. The revenues for such projects that require significant customization, integration and installation are recognized using the percentage of completion method based on the percentage of costs incurred to date in relation to the total estimated costs expected upon completion. This requires us to make estimates and assumptions regarding the resources and time required to fulfill the contracts’ obligations including work effort and subcontractors. We rely on our experience from other projects in making these estimates, and, in addition, use our internal project management and financial systems to track and manage the projects. Employees and project managers regularly submit updates to these systems, which are then used by executive management to monitor the projects and revise the estimates, if necessary. Historically, our estimates have been indicative of our actual results; however, there have been cases where we adjusted assumptions, primarily regarding work effort. As of December 31, 2009, our provision for estimated losses on uncompleted contracts was $4.6 million.

We generally recognize revenues on a gross basis, representing the entire amount, because we bear the risks and rewards of ownership, including the risk of loss for collection, delivery and returns, and have latitude in establishing product pricing above specific minimums. Management determines whether we bear the risks and rewards of ownership based on relevant sale contract terms. Whenever the majority of contract terms indicate that we bear the risks and rewards, revenues are recognized on a gross basis. For most software license sales and hardware sales, we record revenues on a net basis, based on management’s determination that a majority of the contract terms indicate that we do not bear the risks and rewards related to such contracts.

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

Our revenue recognition approach for software licensing requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Business Combinations

In accordance with purchase accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain assets acquired and liabilities assumed include but are not limited to future expected cash flows from license and service sales, maintenance agreements, customer contracts and estimated cash flows from the projects when completed, the acquired company’s brand awareness and discount rate. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We perform tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may not be recoverable. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the assets we are testing for impairment. If the forecasted undiscounted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows. During the fourth quarter of 2009, we recorded an impairment of long-lived assets in the total amount of $0.8 million related to restructuring the operations of our System Integration and Application Development segment in the Asia Pacific region.

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

We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. We perform a two-step impairment test on goodwill at the level of the reporting units. In the first step, or Step 1, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill. To determine the fair value used in the Step 1, we use discounted cash flows. If and when we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles would require us to make judgments that involve the use of significant estimates and assumptions. We performed our annual impairment test as of December 31, 2009 and recorded impairment of our goodwill and long-lived assets in the total amount of $28.5 million in connection with (a) our Software Distribution segment, which resells third-party enterprise software licenses, and which we restructured due to ongoing performance below expectations as large license deals in Europe continue to be deferred, and (b) the operations of our System Integration and Application Development segment in the Asia Pacific region, where we have undertaken a restructuring effort with respect to selected smaller operations that were unprofitable or that we determined were not strategic to our planned future operations and growth.

We determined the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. The material assumptions used for the income approach for 2009 were five years of projected net cash flows, a discount rate of 13% to 15% and a long-term growth rate of 3.0%. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill.

We corroborated the fair values using the Market Approach. We evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in us, to our fair value based on a third-party valuation study. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. Our reconciliation of the gap between our market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets. We will continue to monitor our market capitalization and expectations of future cash flows and will perform impairment testing if deemed necessary.

We performed a sensitivity analysis for the two key assumptions used in our annual goodwill impairment test and determined that an increase in the estimated weighted average cost of capital of 2% would result in the estimated fair value of one of the reporting units within our System Integration segment falling below its carrying value. At December 31, 2009, the fair value of this reporting unit exceeded its carrying value by 27%. We believe that this reporting unit is at risk for goodwill impairment based on the combination of its higher goodwill balance and its 2009 operating results, which were affected by the worldwide economic recession. Based on the sensitivity analysis, none of our other reporting units is at risk for goodwill impairment.

When we reorganize our operating segments to correspond to changes in our management structure, we reallocate our goodwill balance to the new reportable segments based on their relative fair values. This process, which is based on a discounted cash flow analysis, is subjective and involves management judgment and related assumptions.

Tax Accounting

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations. Our effective tax rate was 30% and 19% for 2007 and 2008, respectively, while in 2009 we had tax expense on a pre-tax loss. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets or liabilities; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Legal Contingencies

We are the defendants or plaintiffs in various lawsuits, including employment claims and other legal proceedings in the normal course of our business. In determining whether provisions should be recorded for pending litigation claims, we assess the allegations made and the likelihood that we will successfully defend ourselves or prosecute our claims. When we believe that it is probable that we will not prevail in a particular matter, we then estimate the amount of the provision required based in part on our legal counsels’ advice.

Recent Developments

As we disclosed on February 3, 2010 in our earnings conference call for the quarter and fiscal year ended December 31, 2009, we have decided to sell the majority of our operations in the Asia Pacific region. On February 12, 2010, we signed a non-binding memorandum of understanding with a potential buyer. The Asia Pacific operations being offered for sale represent approximately $15 million to $17 million of revenue on an annual basis, no net operating income or loss, and approximately 400 employees.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented:

	Year Ended December, 31
	2007	2008	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	71.4	71.5	75.1
Gross profit	28.6	28.5	24.9
Operating expenses:
Selling and marketing	7.4	8.5	9.0
General and administrative	15.8	15.3	18.6
Arbitration settlement and related charges	2.7	—	—
Gain from sale of SAP sales and distribution operations, net	—	(2.8)	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	(0.5)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	(0.5)
Impairment of goodwill and long-lived assets	—	—	5.4
Total operating expenses	26.0	21.0	32.0
Operating income (loss)	2.7	7.5	(7.1)
Financial expenses, net	(0.0)	(0.9)	(0.6)
Other expenses, net	(0.1)	(0.1)	—
Income (loss) before taxes on income	2.5	6.6	(7.7)
Taxes on income	0.8	1.2	1.4
Net income (loss) from continuing operations	1.7	5.3	(9.1)
Net income (loss) from discontinued operations	0.1	0.1	(0.5)
Net income (loss)	1.8	5.4	(9.6)

2009 Compared to 2008

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Decrease
	2008	2009	$	%
Revenues	$657,384	$547,352	(110,032)	(16.7)
Cost of revenues	470,009	410,794	(59,215)	(12.6)
Gross profit	$187,375	$136,558	(50,817)	(27.1)
Gross margin	28.5%	24.9%

Revenues

Our revenues decreased from $657.4 million in 2008 to $547.4 million in 2009, representing a decrease of $110.0 million, or 16.7%. This decrease was primarily due to a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe and Israel, representing $75.0 million, foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $39.3 million, reduced sales in our Software Distribution segment, representing $13.9 million, and lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $12.1 million, offset by acquisitions, representing $21.3 million, and growth in our Software Product Engineering segment, representing $5.9 million. We expect our revenues to grow moderately in 2010 as sales demand for IT services strengthens in response to what we anticipate will be a recovering world economy, and as we resume expansion in North American and European markets in key verticals, possibly including through acquisitions.

Cost of Revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $470.0 million in 2008 to $410.8 million in 2009, representing a decrease of $59.2 million, or 12.6%. The decrease was due primarily to a reduction in our delivery staff in response to our decrease in revenues, representing $50.0 million, foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $28.5 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $5.6 million, offset by acquisitions, representing $17.4 million, and restructuring, severance and related project costs incurred in the fourth quarter of 2009, representing $11.4 million. In 2010, we expect our cost of revenues to increase moderately as we increase our number of IT professionals to support our anticipated revenue growth, and due to salary increases, especially in India, where wage inflation is increasing again for experienced IT professionals.

Gross Profit

Our gross profit (revenues less cost of revenues) decreased from $187.4 million in 2008 to $136.6 million in 2009, representing a decrease of $50.8 million, or 27.1%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $33.0 million, restructuring, severance and related project costs incurred in the fourth quarter of 2009, representing $11.4 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $10.8 million, and lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $6.5 million, offset by acquisitions, representing $3.9 million. Gross margin declined from 28.5% in 2008 to 24.9% in 2009 largely as a result of slowdowns in our Central and Eastern European system integration business and our Software Distribution segment, and our restructuring, severance and related project costs, partially offset by the improved gross margin in our Software Product Engineering segment. In 2010, we expect that gross profit will increase as a result of our anticipated revenue growth and the expected absence of restructuring expenses such as those incurred in 2009, while we expect gross margin will increase modestly.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2008	2009	$	%
Selling and marketing	$55,806	$49,323	(6,483)	(11.6)
General and administrative	100,706	101,750	1,044	1.0
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	18,366	(100.0)
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)	(2,610)	N/A
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)	(2,534)	N/A
Impairment of goodwill and long-lived assets	—	29,308	29,308	N/A
Total operating expenses	138,146	175,237	37,091	26.8
Operating income (loss)	$49,229	$(38,679)	(87,908)	N/A

Selling and Marketing

Selling and marketing expenses decreased from $55.8 million in 2008 to $49.3 million in 2009, representing a decrease of $6.5 million, or 11.6%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $5.9 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $3.5 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $4.8 million. In 2010, we expect selling and marketing expenses to increase modestly to support our anticipated resumption of revenue growth as well as to enhance our brand recognition.

General and Administrative

General and administrative expenses increased from $100.7 million in 2008 to $101.8 million in 2009, representing an increase of $1.0 million, or 1.0%. This increase was due primarily to restructuring, severance and related project costs incurred in the fourth quarter of 2009, representing $6.1 million, increases in our Center of Excellence and IT organizations needed to support internal initiatives, net of cost reductions, together representing $2.1 million, an increase in other severance expenses, representing $1.9 million, and acquisitions, representing $1.3 million, offset by foreign currency effects on non-dollar expenses attributable to the stronger dollar, representing $6.3 million, and additional expenses in 2008 related to the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding expense in 2009, representing $2.1 million. In 2010, we expect our general and administrative expenses to decrease, despite our anticipated revenue growth, due to the expected absence of restructuring expenses such as those incurred in 2009.

Gain from Sale of Israeli SAP Sales and Distribution Operations, Net

In 2008, we recorded a gain of $18.4 million related to the sale to SAP AG of our Israeli SAP sales and distribution operations. The gain represents the portion of the purchase price, €13.0 million, or approximately $20.0 million, that was settled at closing, offset by expenses of $1.6 million related to the sale. There was no corresponding gain in 2009.

Insurance Settlement Related to 2007 Arbitration Expense, Net of Related Expenses

In 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in 2008.

Commissions Related to the Sale of Israeli SAP Sales and Distribution Operations

In 2009, we recorded income of $2.5 million, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008, as described above. There was no corresponding income in 2008.

Impairment of Goodwill and Long-lived Assets

In connection with our annual impairment test as of December 31, 2009, we recorded a non-cash impairment charge for our goodwill and long-lived assets in the total amount of $29.3 million in connection with (a) our Software Distribution segment, which resells third-party enterprise software licenses, and which we restructured due to ongoing performance below expectations as large license deals in Europe continue to be deferred, and (b) the operations of our System Integration and Application Development segment in the Asia Pacific region, where we have undertaken a restructuring effort with respect to selected smaller operations that were unprofitable or that we determined were not strategic to our planned future operations and growth. There was no corresponding expense in 2008.

Operating Income (Loss)

Operating income of $49.2 million in 2008 changed to an operating loss of $38.7 million in 2009, representing a change of $87.9 million. The major factors contributing to this change were our non-cash impairment charge for goodwill and long-lived assets, representing $29.3 million, a decrease in operating income of our System Integration and Application Development segment, representing $20.8 million, restructuring, severance and related project costs incurred in the fourth quarter of 2009, representing $17.5 million, and the gain in 2008 from the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding amount in 2009, net of related expenses and other charges, representing $13.1 million. See also “— Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2008	2009	$	%
Operating income (loss)	$49,229	$(38,679)	(87,908)	N/A
Financial expenses, net	(5,745)	(3,404)	2,341	(40.7)
Other expenses, net	(392)	—	392	(100.0)
Income (loss) before taxes on income	43,092	(42,083)	(85,175)	N/A
Taxes on income	8,147	7,769	(378)	(4.6)
Net income (loss) from continuing operations	34,945	(49,852)	(84,797)	N/A
Net income (loss) from discontinued operations	514	(2,602)	(3,116)	N/A
Net income (loss)	$35,459	$(52,454)	(87,913)	N/A

Financial Expenses, Net

Financial expenses, net, decreased from $5.7 million in 2008 to $3.4 million in 2009, representing a decrease of $2.3 million, or 40.7%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $1.3 million, and lower interest expense related to debt acquired for the purpose of financing acquisitions, representing $1.2 million. Our average net debt changed from $26.7 million in 2008 to $28.0 million in 2009.

Other Expenses, Net

Other expenses, net, decreased from $0.4 million in 2008 to zero in 2009. This decrease was due primarily to a loss on the sale of an investment at cost in 2008 for which there was no corresponding amount in 2009.

Taxes on Income

Our taxes on income decreased from $8.1 million in 2008 to $7.8 million in 2009, representing a decrease of $0.4 million, or 4.6%. This decrease was due primarily to the decrease in our taxable income, which lowered our taxes by $6.5 million, taxes in 2008 of $3.5 million on the gain from the August 2008 sale of our SAP sales and distribution operations in Israel, net of related expenses and other charges, for which there was no corresponding amount in 2009, offset by a larger valuation allowance related to deferred tax assets in 2009, representing $6.1 million, and the expiration of the STPI tax holiday in India for our largest Indian delivery center, representing $1.5 million. Our effective tax rate in 2008 was 18.9%, while in 2009 we had tax expense on a pre-tax loss, largely due to the valuation allowance related to deferred tax asset and expiration of the tax holiday in India mentioned above. We expect our effective tax rate in 2010 to increase to the range of approximately 30%, on a full-year basis, due to the expiration of the Indian STPI program’s tax benefit for our second-largest Indian delivery center, which will reach its ten-year maximum benefit period on March 31, 2010.

Net Income (Loss) from Continuing Operations

Net income from continuing operations of $34.9 million in 2008 changed to a net loss from continuing operations of $49.9 million in 2009, representing a change of $84.8 million. The change was due primarily to our decrease in operating income of $87.9 million, partially offset by our decrease in financial expenses, net, representing $2.3 million.

Net Income (Loss) from Discontinued Operations

In 2009 we recorded a net loss from discontinued operations of $2.6 million compared to net income from discontinued operations of $0.5 million in 2008, representing a change of $3.1 million. The change was largely due to the de-recognition in the fourth quarter of 2009 of goodwill associated with our Ness Benelux subsidiary in the amount of $2.2 million. The results of Ness Benelux were reclassified as discontinued operations, and its goodwill was de-recognized, following our December 3, 2009 agreement to sell the subsidiary to a third party, which closed on January 15, 2010.

Net Income (Loss)

Net income of $35.5 million in 2008 changed to a net loss of $52.5 million in 2009, representing a change of $87.9 million. The change was due primarily to our decrease in operating income of $87.9 million and our change to a net loss from discontinued operations in 2009, representing $3.1 million, partially offset by our decrease in financial expenses, net, representing $2.3 million.

2008 Compared to 2007

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase
	2007	2008	$	%
Revenues	$553,200	$657,384	104,184	18.8
Cost of revenues	394,728	470,009	75,281	19.1
Gross profit	$158,472	$187,375	28,903	18.2
Gross margin	28.6%	28.5%

Revenues

Our revenues increased from $553.2 million in 2007 to $657.4 million in 2008, representing an increase of $104.2 million, or 18.8%. Approximately $66.2 million of the increase was attributable to acquisitions. Of the remaining amount, $44.9 million represents growth in our System Integration and Application Development segment, $19.1 million represents growth in our Software Product Engineering segment and $8.9 million represents growth in our Software Distribution segment, offset by the divestiture in January 2008 of our staff supplementation business in Israel, representing $24.2 million, a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution operations, representing $3.2 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $7.5 million.

Cost of Revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $394.7 million in 2007 to $470.0 million in 2008, representing an increase of $75.3 million, or 19.1%. Approximately $46.4 million of this increase was attributable to acquisitions, and the remaining amount was due to normal growth in our delivery staff needed to support our increased revenues.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $158.5 million in 2007 to $187.4 million in 2008, representing an increase of $28.9 million, or 18.2%. Approximately $19.7 million of the increase was attributable to acquisitions, and the remaining amount was related to our other revenue growth. Gross margin decreased slightly from 28.6% in 2007 to 28.5% in 2008 as a result of a slowdown in our U.S.-based financial services business and a write-off of trade receivables resulting from the sale of our Israeli SAP sales and distribution operations offset by an increase in gross margin resulting from the expansion of our higher-margin NessPRO software product distribution business and a gross margin improvement in our European system integration business.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2007	2008	$	%
Selling and marketing	$41,103	$55,806	14,703	35.8
General and administrative	87,494	100,706	13,212	15.1
Arbitration settlement and related charges	15,210	—	(15,210)	(100.0)
Gain from sale of Israeli SAP sales and distribution operations, net	—	(18,366)	(18,366)	N/A
Total operating expenses	143,807	138,146	(5,661)	(3.9)
Operating income	$14,665	$49,229	34,564	235.7

Selling and Marketing

Selling and marketing expenses increased from $41.1 million in 2007 to $55.8 million in 2008, representing an increase of $14.7 million, or 35.8%. This increase was due primarily to the inclusion of marketing and sales expenses from our acquisitions, representing $9.7 million, and special marketing events and campaigns in Israel and Europe, representing $1.0 million.

General and Administrative

General and administrative expenses increased from $87.5 million in 2007 to $100.7 million in 2008, representing an increase of $13.2 million, or 15.1%. This increase was due primarily to acquisitions, representing $8.4 million, and additional expenses related to the sale of our Israeli SAP sales and distribution operations, representing $5.6 million, offset by management transition expenses in 2007 for which there was no corresponding expense in 2008, representing $3.4 million.

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

Operating Income

Operating income increased from $14.7 million in 2007 to $49.2 million in 2008, representing an increase of $34.6 million, or 235.7%. The major factors contributing to this increase were our 2007 arbitration settlement and related charges, representing $15.2 million, the gain from the 2008 sale of our Israeli SAP sales and distribution operations, net of related expenses and other charges, representing $13.1 million, and growth in operating income of our System Integration and Application Development segment and our Software Product Engineering segment, representing $10.5 million and $0.8 million, respectively, offset by a decrease in operating income of our Software Distribution segment, representing $4.4 million, and an increase in unallocated expenses, representing $0.7 million. See also “— Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2007	2008	$	%
Operating income	$14,665	$49,229	34,564	235.7
Financial expenses, net	(99)	(5,745)	(5,646)	5,703
Other expenses, net	(817)	(392)	425	(52.0)
Income before taxes on income	13,749	43,092	29,343	213.4
Taxes on income	4,188	8,147	3,959	94.5
Net income from continuing operations	9,561	34,945	25,384	265.5
Net income from discontinued operations	526	514	(12)	(2.3)
Net income	$10,087	$35,459	25,372	251.5

Financial Expenses, Net

Financial expenses, net, increased from $0.1 million in 2007 to $5.7 million in 2008, representing an increase of $5.6 million. The increase resulted primarily from higher interest expense related to debt obtained for the purpose of financing acquisitions, representing $3.6 million, and an unfavorable foreign currency exchange effect of $2.2 million. Our average net cash changed from $11.0 million in 2007 to average net debt of $26.7 million in 2008 due to long-term loans related to our 2007 acquisitions and long-term loans obtained during 2008.

Other Expenses, Net

Other expenses, net decreased from $0.8 million in 2007 to $0.4 million in 2008, representing a decrease of $0.4 million, or 52.0%. This decrease was due primarily to the write-off of a cost investment in 2007, representing $0.7 million, partially offset by a loss on the sale of an investment at cost in 2008, representing $0.3 million.

Taxes on Income

Our taxes on income increased from $4.2 million in 2007 to $8.1 million in 2008, representing an increase of $4.0 million, or 94.5%. This increase was due primarily to the increase in our taxable income, offset partially by the use of tax loss carry forwards. Our effective tax rate in 2008 was 18.9%, compared to 30.5% in 2007.

Net Income from Continuing Operations

Net income from continuing operations increased from $9.6 million in 2007 to $34.9 million in 2008, representing an increase of $25.4 million, or 265.5%. The increase in net income was due primarily to our increase in operating income of $34.6 million, partially offset by our increase in financial expenses, net, representing $5.6 million, and our increase in taxes on income, representing $4.0 million.

Net Income from Discontinued Operations

Net income from discontinued operations was unchanged at $0.5 million in 2008 compared to 2007. The results of our Ness Benelux subsidiary were reclassified as discontinued operations following our December 3, 2009 agreement to sell the subsidiary to a third party, which closed on January 15, 2010.

Net Income

Net income increased from $10.1 million in 2007 to $35.5 million in 2008, representing an increase of $25.4 million, or 251.5%. The increase in net income was due primarily to our increase in operating income of $34.6 million, partially offset by our increase in financial expenses, net, representing $5.6 million, and our increase in taxes on income, representing $4.0 million.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2009. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
	(Unaudited) (Dollars in Thousands)
Revenues	$157,974	$168,620	$162,185	$168,605	$134,806	$135,618	$131,021	$145,907
Cost of revenues	113,089	116,680	119,636	120,604	100,470	98,721	95,594	116,009
Gross profit	44,885	51,940	42,549	48,001	34,336	36,897	35,427	29,898
Operating expenses:
Selling and marketing	13,002	14,325	13,295	15,184	10,983	11,639	11,920	14,781
General and administrative	21,907	26,558	24,743	27,498	25,246	23,263	21,589	31,652
Gain from sale of SAP sales and distribution operations, net	—	—	(18,366)	—	—	—	—	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	—	(2,610)	—	—	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	—	(2,534)	—	—	—
Impairment of goodwill and long-lived assets	—	—	—	—	—	—	—	29,308
Total operating expenses	34,909	40,883	19,672	42,682	31,085	34,902	33,509	75,741
Operating income (loss)	9,976	11,057	22,877	5,319	3,251	1,995	1,918	(45,843)
Financial expenses, net	(1,431)	(1,041)	(1,247)	(2,026)	(1,402)	(692)	(426)	(884)
Other expenses, net	—	—	(392)	—	—	—	—	—
Income (loss) before taxes on income	8,545	10,016	21,238	3,293	1,849	1,303	1,492	(46,727)
Taxes on income (tax benefit)	1,700	2,067	5,274	(894)	419	401	789	6,160
Net income (loss) from continuing operations	$6,845	$7,949	$15,964	$4,187	$1,430	$902	$703	$(52,887)
Net income (loss) from discontinued operations	49	141	183	141	98	140	139	(2,979)
Net income (loss)	$6,894	$8,090	$16,147	$4,328	$1,528	$1,042	$842	$(55,866)

Results by Business Segment

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
(2)	System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development and consulting. We provide these services in 18 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.
(3)	Software Distribution, in which, through our NessPRO business unit, we market and sell enterprise software licenses of third-party software vendors to corporate clients in geographic areas that are partially or totally uncovered by the software vendors’ own sales forces. We also provide a range of installation and support services related to those licenses. We resell products mostly in Israel, Italy, Spain and Portugal for over 30 third-party software vendors.

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

The table below presents financial information for our three reportable segments (dollars in thousands).

	Year Ended December 31,
	2007	2008	2009
Segment Data:
Revenues:
Software Product Engineering	$78,341	$97,471	$102,523
System Integration and Application Development	422,146	500,295	413,328
Software Distribution	52,713	59,618	31,501
	$553,200	$657,384	$547,352
Operating Income (Loss):
Software Product Engineering	$9,508	$10,358	$15,388
System Integration and Application Development	5,446	31,142	(8,572)
Software Distribution	12,678	21,422	(27,804)
Unallocated Expenses	(12,967)	(13,693)	(17,691)
	$14,665	$49,229	$(38,679)

Liquidity and Capital Resources

Overview

As of December 31, 2009, we had cash and cash equivalents, restricted cash and short-term bank deposits of $71.9 million, compared to $58.7 million as of December 31, 2008. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2008	2009
Net cash provided by operating activities	$33,899	$60,221
Net cash used in investing activities	(43,817)	(49,251)
Net cash provided by (used in) financing activities	28,803	(18,378)
Effect of exchange rate changes on cash and cash equivalents	(11,323)	100
Increase (decrease) in cash and cash equivalents	7,562	(7,308)
Cash and cash equivalents at the beginning of the year	43,097	50,659
Cash and cash equivalents at the end of the year	$50,659	$43,351

2009 Compared to 2008

Net cash provided by operating activities was $60.2 million in 2009, compared to $33.9 million in 2008. The major factors contributing to the increase were a decrease in our trade receivables and unbilled receivables together in 2009 compared to an increase in 2008, representing $64.8 million, and a $9.5 million payment made in the first quarter of 2008 in respect of a 2007 arbitration settlement with a former customer for which there was no corresponding amount in 2009, offset by our net loss in 2009 compared to our net income in 2008, net of a gain from the sale of our Israeli SAP sales and distribution operations in 2008 and our impairment and de-recognition of goodwill and impairment of long-lived assets in 2009, representing $38.0 million, and a decrease in our accrued Israeli severance pay in 2009 compared to an increase in 2008, representing $4.4 million.

Net cash used in investing activities was $49.3 million in 2009, compared to $43.8 million in 2008. The major factors contributing to the increase were proceeds from the sale of our Israeli SAP sales and distribution division in 2008, representing $14.9 million, greater investments in short-term bank deposits in 2009 compared to 2008, representing $12.7 million, and higher payments in 2009 in connection with acquisitions in prior periods, representing $10.9 million, partially offset by net cash paid for the acquisition of a consolidated subsidiary in 2008 for which there was no corresponding expenditure in 2009, representing $29.0 million, and lower purchase of property and equipment and capitalization of software developed for internal use in 2009, representing $3.7 million.

Net cash used in financing activities was $18.4 million in 2009, compared to net cash provided of $28.8 million in 2008. The major factors contributing to the change were our repayment of short-term bank loans and credit in 2009 compared to proceeds from short-term bank loans and credit in 2008, representing $31.8 million, lower proceeds from, and higher repayments of, long-term debt in 2009, together representing $19.5 million, and proceeds from the exercise of options in 2008, for which there was no corresponding amount in 2009, representing $4.3 million, partially offset by lower dividends paid by an acquired subsidiary to its former shareholder, representing $8.6 million.

The effect of exchange rate changes on cash and cash equivalents was $0.1 million in 2009, compared to ($11.3) million in 2008. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At December 31, 2009, we had a short-term loan in the amount of $0.5 million from a commercial bank, bearing an interest rate of LIBOR+2.25% and maturing in January 2010. In addition, at December 31, 2009, we had three long-term loans taken in 2007 to fund acquisitions: a long-term loan from a commercial bank in the amount of €7.6 million, or $11.0 million, to fund the acquisition of NessPRO Italy S.p.A., taken originally in September 2007; a long-term loan from a commercial bank in the amount of €11.8 million, or $17.0 million, to fund the acquisition of FMC Consulting and Informatics Ltd., taken in November 2007; and a long-term loan from a commercial bank in the amount of $11.1 million to fund the acquisition of MS9 Consulting LLC, taken in November 2007. In addition, we had a long-term loan from a commercial bank in the amount of €11.1 million, or $16.0 million, taken in March 2008 and a long-term loan from a commercial bank in the amount of $13.1 million, taken originally in April 2009. The $13.1 million loan matures over four years with principal payments commencing in the first year. Each other long-term loan matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, or a combination thereof, and is paid quarterly. The long-term loans contain covenants which, among other things, require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans (representing $68.1 million in aggregate principal amount outstanding as of December 31, 2009) requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through December 31, 2010. We expect to be in compliance with the covenants going forward. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.5 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at December 31, 2009, one of our Israeli subsidiaries had a long-term loan of NIS 13.7 million, or $3.6 million, from a commercial bank, taken originally in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things, require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of December 31, 2009, we were in compliance and expect to remain in compliance with these covenants.

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

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts, other than as disclosed in Note 2m of our financial statements included elsewhere in this report, or any synthetic leases.

Contractual Obligations

Our major outstanding contractual obligations relate to our long-term debt, operating leases and accrued severance pay. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2009 (dollars in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	$72,168	$21,332	$47,302	$3,534	$—
Interest payments(1)	4,970	2,585	2,335	50	—
Operating leases	74,050	25,288	23,613	13,946	11,203
Uncertain income tax positions(2)	3,892	—	—	—	—
Accrued severance pay(3)	58,035	—	—	—	—
Derivative instruments(4)	665	557	108	—	—
Guarantees	36,650	—	—	—	—
Total	$250,430	$49,762	$73,358	$17,530	$11,203

(1)	Amount represents interest on fixed and variable rate debt, prevailing on December 31, 2009.
(2)	Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. See Note 11g, “Income Taxes,” to the consolidated financial statements included in this report.
(3)	Accrued severance pay relates primarily to accrued severance obligations to our Israeli employees as required under Israel’s Severance Pay Law in the amount of $55.3 million, payable only upon termination, retirement or death of the respective employee. Of this amount, $52.5 million was funded through deposits into severance pay funds, leaving a net obligation of $2.8 million.
(4)	Actual payments may differ from the amount presented due to future changes of foreign currency exchange rates and interest rates.

Recently Issued and Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” as amended by FAS 161 (“ASC 815”). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815 and, as a result, changed our disclosures for derivative instruments and hedging activities.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009. The standard did not have a material impact on our consolidated financial statements and notes.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles” (“FASB Codification”). FASB Codification is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, non-governmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard does not have a material impact on our consolidated financial statements and notes.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on how companies should measure liabilities at fair value. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered Level 1 fair value measurements. For us, this ASU is effective October 1, 2009. We adopted this standard effective October 1, 2009 and our adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements that Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU No. 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients using applicable local currencies, Euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in countries in which we conduct business. Our earnings are predominantly affected by fluctuations in the value of the dollar as compared to the New Israeli Shekel, the Indian Rupee, the Euro and the Czech Crown; and to some extent by fluctuations in intra-European currency rates.

As an example, a decrease of 10% in the value of the Euro relative to the dollar would have resulted in an increase in the dollar reporting value of our operating income of $0.9 million, while an increase of 10% in the value of the Euro relative to the dollar would have resulted in a decrease in the dollar reporting value of our operating income of $1.0 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report included below.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ness Technologies, Inc.

We have audited Ness Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ness Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ness Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ness Technologies, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Tel Aviv, Israel March 15, 2010	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2010 in connection with our annual meeting of stockholders (the “Proxy Statement”) under the headings “Directors and Executive Officers,” “Voting Securities and Principal Holders Thereof” and “Compensation of Directors and Executive Officers.”

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1. Financial Statements as of December 31, 2008 and December 31, 2009 and for each of the three years in the period ended December 31, 2009 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(5)	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.
+10.11(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.12(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.14(6)	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruška.
+10.15(8)	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation).
+10.16(7)	Bonus Agreement, dated as of April 1, 2007, between Ness AT Ltd. and Shachar Efal (English translation).

Exhibit Number	Description
+10.17(9)	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.18(9)	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
+10.19	Employment Agreement, dated March 11, 2010, between Ness AT Ltd. and Effi Kotek.
10.20(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24	Powers of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 6, 2009.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 16, 2009.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESS TECHNOLOGIES, INC. (Registrant)
Date: March 15, 2010	By: /s/ Issachar Gerlitz Issachar Gerlitz President and Chief Executive Officer (principal executive officer)

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

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Aharon Fogel Aharon Fogel	Chairman of the Board	March 15, 2010
/s/ Issachar Gerlitz Issachar Gerlitz	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2010
/s/ Ofer Segev Ofer Segev	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	March 15, 2010
/s/ Morris Wolfson Morris Wolfson	Director	March 15, 2010
/s/ Satyam C. Cherukuri Dr. Satyam C. Cherukuri	Director	March 15, 2010
/s/ Dan S. Suesskind Dan S. Suesskind	Director	March 15, 2010
/s/ P. Howard Edelstein P. Howard Edelstein	Director	March 15, 2010
/s/ Gabriel Eichler Gabriel Eichler	Director	March 15, 2010
/s/ Ajit Bhushan Ajit Bhushan	Director	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NESS TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Tel-Aviv, Israel March 15, 2010	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	December 31,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$50,659	$43,351
Restricted cash	2,331	2,613
Short-term bank deposits	5,703	25,939
Trade receivables (net of allowance for doubtful accounts of $4,287 and $4,893 at December 31, 2008 and 2009, respectively)	200,118	152,954
Unbilled receivables	35,585	28,414
Other accounts receivable and prepaid expenses	31,344	32,100
Work in progress	1,532	9,685
Total current assets	327,272	295,056
Long-term Assets:
Long-term prepaid expenses and other assets	6,806	6,294
Unbilled receivables	9,220	4,654
Deferred income taxes, net	8,356	6,090
Severance pay fund	46,478	53,145
Property and equipment, net	36,733	36,783
Intangible assets, net	22,073	13,641
Goodwill	290,055	269,948
Total long-term assets	419,721	390,555
Total assets	$746,993	$685,611

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (continued)
U.S. Dollars in Thousands (Except Share and Par Value Data)

	December 31,
	2008	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$18,072	$500
Current maturities of long-term debt	7,089	21,332
Trade payables	47,072	36,857
Advances from customers and deferred revenues	33,280	44,842
Other accounts payable and accrued expenses	124,697	112,312
Total current liabilities	230,210	215,843
Long-term Liabilities:
Long-term debt, net of current maturities	60,973	50,836
Other long-term liabilities	6,444	6,689
Deferred income taxes	2,673	2,920
Accrued severance pay	55,014	58,035
Total long-term liabilities	125,104	118,480
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2008 and 2009; Issued and outstanding: none at December 31, 2008 and 2009	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2008 and 2009; Issued: 39,628,994 at December 31, 2008 and 39,628,994 at December 31, 2009; Outstanding: 39,087,253 at December 31, 2008 and 38,399,290 at December 31, 2009	396	396
Additional paid-in capital	330,128	332,928
Accumulated other comprehensive income	4,614	16,176
Retained earnings	58,930	6,476
Treasury stock, at cost (541,741 shares at December 31, 2008 and 1,229,704 at December 31, 2009)	(2,389)	(4,688)
Total stockholders’ equity	391,679	351,288
Total liabilities and stockholders’ equity	$746,993	$685,611

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
U.S. Dollars in Thousands (Except Per Share Data)

	Year Ended December 31,
	2007	2008	2009
Revenues	$553,200	$657,384	$547,352
Cost of revenues	394,728	470,009	410,794
Gross profit	158,472	187,375	136,558
Operating expenses:
Selling and marketing	41,103	55,806	49,323
General and administrative	87,494	100,706	101,750
Arbitration settlement and related charges	15,210	—	—
Gain from sale of Israeli SAP sales and distribution operations, net	—	(18,366)	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	(2,610)
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	(2,534)
Impairment of goodwill and long-lived assets	—	—	29,308
Total operating expenses	143,807	138,146	175,237
Operating income (loss)	14,665	49,229	(38,679)
Financial expenses, net	(99)	(5,745)	(3,404)
Other expenses, net	(817)	(392)	—
Income (loss) before taxes on income	13,749	43,092	(42,083)
Taxes on income	4,188	8,147	7,769
Net income (loss) from continuing operations	$9,561	$34,945	$(49,852)
Net income (loss) from discontinued operations	526	514	(2,602)
Net income (loss)	$10,087	$35,459	$(52,454)
Net earnings (loss) per share:
Basic net earnings (loss) per share from continuing operations	$0.24	$0.89	$(1.29)
Diluted net earnings (loss) per share from continuing operations	$0.24	$0.88	$(1.29)
Basic net earnings (loss) per share from discontinued operations	$0.02	$0.01	$(0.07)
Diluted net earnings (loss) per share from discontinued operations	$0.02	$0.01	$(0.07)
Basic net earnings (loss) per share	$0.26	$0.90	$(1.36)
Diluted net earnings (loss) per share	$0.26	$0.89	$(1.36)

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2006	38,638,682	$387	$317,799	$(415)	$14,884		$332,655
Exercise of options granted to employees and others	558,226	5	2,952	—	—		2,957
Tax benefits related to exercise of stock options	—	—	580	—	—		580
Stock based compensation related to options granted to employees and others	—	—	1,385	—	—		1,385
Cumulative effect adjustment upon adoption of FIN 48, codified as ASC 740	—	—	—	—	(1,500)		(1,500)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	25,013	—	$25,013	25,013
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	(4)	—	(4)	(4)
Net income	—	—	—	—	10,087	10,087	10,087
Total comprehensive income						$35,096
Balance as of December 31, 2007	39,196,908	$392	$322,716	$24,594	$23,471		$371,173
Balances of accumulated other comprehensive income (loss) as of December 31, 2007 were comprised as follows:
Unrealized losses on available-for-sale marketable securities, net of tax				$(5)
Accumulated foreign currency translation adjustment				24,599
Accumulated other comprehensive income				$24,594

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2007	39,196,908	$392	$322,716	$24,594	$23,471	$—		$371,173
Exercise of options granted to employees and others	432,086	4	4,313	—	—	—		4,317
Repurchase of shares	(541,741)	—	—	—	—	(2,389)		(2,389)
Tax benefits related to exercise of stock options	—	—	296	—	—	—		296
Stock based compensation related to options and restricted stock units granted to employees and others	—	—	2,803	—	—	—		2,803
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(15,980)	—	—	$(15,980)	(15,980)
Unrealized losses on hedging activities	—	—	—	(3,489)	—	—	(3,489)	(3,489)
Unrealized losses on interest swap	—	—	—	(511)	—	—	(511)	(511)
Net income	—	—	—	—	35,459	—	35,459	35,459
Total comprehensive income							$15,479
Balance as of December 31, 2008	39,087,253	$396	$330,128	$4,614	$58,930	$(2,389)		$391,679
Balances of accumulated other comprehensive income (loss) as of December 31, 2008 were comprised as follows:
Unrealized losses on interest swap				$(511)
Unrealized losses on hedging activities				(3,489)
Accumulated foreign currency translation adjustment				8,614
Accumulated other comprehensive income				$4,614

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. Dollars in Thousands (Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
	Stock	Amount
Balance as of December 31, 2008	39,087,253	$396	$330,128	$4,614	$58,930	$(2,389)		$391,679
Repurchase of shares	(687,963)	—	—	—	—	(2,299)		(2,299)
Stock based compensation related to options and restricted stock units granted to employees and others	—	—	2,800	—	—	—		2,800
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	7,113	—	—	$7,113	7,113
Unrealized gains on hedging activities	—	—	—	4,238	—	—	4,238	4,238
Unrealized gains on interest swap	—	—	—	211	—	—	211	211
Net loss	—	—	—	—	(52,454)	—	(52,454)	(52,454)
Total comprehensive loss							$(40,892)
Balance as of December 31, 2009	38,399,290	$396	$332,928	$16,176	$6,476	$(4,688)		$351,288
Balances of accumulated other comprehensive income (loss) as of December 31, 2009 were comprised as follows:
Unrealized losses on interest swap				$(300)
Unrealized gains on hedging activities				749
Accumulated foreign currency translation adjustment				15,727
Accumulated other comprehensive income				$16,176

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in Thousands

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$10,087	$35,459	$(52,454)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation-related expenses	1,610	3,034	4,073
Currency fluctuation of long-term debt	87	62	—
Depreciation and amortization	13,572	18,528	19,458
Arbitration settlement and related charges	15,210	(9,452)	—
Loss on sale of property and equipment and impairment and sale of cost investments	954	566	98
Gain from sale of Israeli SAP sales and distribution operations, net	—	(18,366)	—
Impairment of goodwill and long-lived assets	—	—	29,308
De-recognition of goodwill related to discontinued operations	—	—	2,208
Excess tax benefits related to exercise of options	(580)	(296)	—
Decrease (increase) in trade receivables, net	(21,801)	(13,048)	46,241
Decrease in unbilled receivables	9,040	6,769	12,324
Increase in other accounts receivable and prepaid expenses	(8,014)	(1,942)	(1,352)
Increase in work in progress	(1,189)	(84)	(7,261)
Decrease (increase) in long-term prepaid expenses	(1,758)	1,793	631
Deferred income taxes, net	(4,856)	4,384	3,405
Increase (decrease) in trade payables	4,106	(8,501)	(8,521)
Increase (decrease) in advances from customers and deferred revenues	(9,397)	10,601	11,656
Increase in other long-term liability	1,742	1,581	492
Increase in other accounts payable and accrued expenses	7,032	1,847	3,381
Increase (decrease) in accrued severance pay, net	286	964	(3,466)
Net cash provided by operating activities	16,131	33,899	60,221
Cash flows from investing activities:
Net cash paid for acquisitions of consolidated subsidiaries	(36,890)	(29,039)	—
Proceeds from sale of investments at cost	1,866	219	—
Proceeds from sale of Israeli SAP sales and distribution operations, net	—	14,863	—
Additional payments in connection with acquisitions of subsidiaries in prior periods	(10,241)	(7,627)	(18,526)
Investment in short-term bank deposits, net	(682)	(6,584)	(19,257)
Proceeds from sale of property and equipment	293	346	819
Purchase of property and equipment and capitalization of software developed for internal use	(11,563)	(15,995)	(12,287)
Net cash used in investing activities	(57,217)	(43,817)	(49,251)

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
U.S. Dollars in Thousands

	Year Ended December 31,
	2007	2008	2009
Cash flows from financing activities:
Exercise of options	2,957	4,317	—
Repurchase of shares	—	(2,389)	(2,299)
Acquired subsidiary’s dividend to its former shareholder	—	(10,048)	(1,430)
Excess tax benefits related to exercise of options	580	296	—
Short-term bank loans and credit, net	(11,931)	14,278	(17,480)
Proceeds from long-term debt	46,226	25,483	15,085
Principal payments of long-term debt	(4,423)	(3,134)	(12,254)
Net cash provided by (used in) financing activities	33,409	28,803	(18,378)
Effect of exchange rate changes on cash and cash equivalents	4,099	(11,323)	100
Increase (decrease) in cash and cash equivalents	(3,578)	7,562	(7,308)
Cash and cash equivalents at the beginning of the year	46,675	43,097	50,659
Cash and cash equivalents at the end of the year	$43,097	$50,659	$43,351
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,687	$6,536	$4,028
Taxes	$9,783	$8,899	$8,572
Non-cash activity:
Accrual for additional consideration for acquisitions	$7,678	$14,325	$1,362
Mark-to-market of foreign exchange forward contracts and interest rate swap	$—	$4,000	$556
Deferred income related to maintenance and support services transferred to SAP AG	$—	$4,199	$—

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

The Group is a global provider of IT and business services and solutions with specialized expertise in software product engineering; system integration, application development and consulting; and software distribution (“NessPRO business”). The Group delivers its portfolio of solutions and services using a global delivery model combining offshore, near-shore and local teams. The primary verticals the Group serves include high-tech companies and independent software vendors; utilities and government; financial services; defense and homeland security; and life sciences and healthcare.

During 2009, certain reporting units of the Group faced an adverse change in their business as a result of the global economic crisis. As a result, the Group concluded that impairment of a portion its goodwill and intangible assets was required — based on the annual impairment test conducted during the fourth quarter of 2009. As a result, the Group recorded an impairment charge with respect to goodwill and long-lived assets in the amount of $29,308.

b. Acquisitions of subsidiaries

2007 Acquisitions

1. Advanced Industrial Management Company Limited

On May 15, 2007, the Company acquired all of the outstanding shares of Advanced Industrial Management Company Limited (“AIM”), a privately-held software distributor in Thailand, for cash consideration of $2,400, plus related purchase costs of $167. AIM’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the purchase price, $1,911 was allocated to goodwill, $766 to amortizable intangible assets, $181 to tangible assets, net of assumed liabilities, and $291 to a deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which is five years. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

2. Selesta Italia

On September 5, 2007, the Company acquired substantially all of the outstanding shares of Selesta S.p.A. (“Selesta Italia”), a privately-held IT software distribution company based in Italy, for cash consideration of $12,189, plus related purchase costs of $261. The acquisition was funded through a long-term loan in the amount of €9.0 million, or approximately $12,761, from a commercial bank. Selesta Italia’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $16,554 was allocated to goodwill, $5,662 to amortizable intangible assets, $7,898 to assumed liabilities, net of tangible assets, and $1,868 to a deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which is eight years. In addition, the Company paid an earn-out related to the achievement of business goals in 2007, of $1,654, and an earn-out related to the achievement of business

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

goals in 2008, of $1,808, each of which increased goodwill. With the acquisition of Selesta Italia, the Company expanded its NessPRO business, which distributes enterprise licenses for third-party software products. Goodwill resulting from this acquisition was assigned to the Company’s Software Distribution segment.

3. MS9

On October 2, 2007, the Company acquired all of the outstanding ownership interests of MS9 Consulting LLC (“MS9”), a privately-held IT services company based in the United States, for cash consideration of $11,375, plus related purchase costs of $233. The acquisition was funded through a long-term loan in the amount of $12,000 from a commercial bank. MS9’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $9,482 was allocated to goodwill, $2,495 to amortizable intangible assets and $369 to assumed liabilities, net of tangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which are seven years for customer relations and two years for backlog. In addition, the Company paid an earn-out related to the achievement of business goals in 2008, of $2,143, which increased goodwill. The Company did not provide at December 31, 2009 for an earn-out payment related to the business goals in 2009, as they were not achieved. With the acquisition of MS9, the Company increased its penetration of the healthcare vertical in the United States. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

4. FMC

On November 22, 2007, the Company acquired all of the outstanding shares of FMC Consulting and Informatics Ltd. (“FMC”), a privately-held IT consulting and services company based in Hungary, for cash consideration of $20,645, plus related purchase costs of $203. The acquisition was funded through a long-term loan in the amount of €13,910 from a commercial bank. FMC’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $17,551 was allocated to goodwill, $3,552 to amortizable intangible assets, $455 to tangible assets, net of assumed liabilities, and $710 to a deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which are five years for customer relations and one year for backlog. In addition, the Company paid an earn-out related to the achievement of business goals in 2007 of $4,198; an earn-out related to the achievement of business goals in 2008 of $6,349; an earn-out related to the achievement of business goals in 2009 in the amount of $3,075; and provided at December 31, 2009 for an additional payment of $1,362 related to the achievement of business goals in 2009, each of which increased goodwill. During 2008 and 2009, the Company paid dividends owed by FMC to its former shareholder, of $10,048 and $1,430, respectively. During 2009, the Company amended the share purchase agreement with the former shareholders of FMC to convert a portion of the 2009 earn-out to retention compensation, under which the Company will pay an aggregate of HUF 95 million, or approximately $500, per quarter to the former shareholders for six quarters, beginning with the third quarter of 2009. With the acquisition of FMC, the Company strengthened its financial services vertical in Eastern Europe. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

2008 Acquisitions

5. Logos

On October 1, 2008, the Company acquired all of the outstanding capital stock of Logos a.s. (“Logos”), a privately-held, Czech-based leading IT services and consulting company, for cash consideration of $29,156, plus related purchase costs of $500. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $12,601 was allocated to goodwill, $13,830 to amortizable intangible assets, $5,935 to tangible assets, net of assumed liabilities, and $2,710 to a deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which are five years for customer relations and two years for backlog. In addition, the Company paid an earn-out related to the achievement of business goals in 2008, of $7,580, which increased goodwill. The Company did not provide at December 31, 2009 for an earn-out payment related to the business goals in 2009, as they were not achieved. An additional payment of up to $8,890 may be made in 2011 related to the achievement of business goals in 2010. The acquisition of Logos significantly increased the Company’s market share in the Czech Republic. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

6. Pro Forma Financial Information

The following table for the years ended December 31, 2007 and 2008 presents certain combined unaudited statements of income data as if the 2008 acquisition of Logos had occurred on January 1, 2007 and 2008, respectively, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Year Ended December 31,
	2007	2008
	(Unaudited)
Revenues	$591,739	$697,875
Net income	$7,463	$32,218
Earnings per Share:
Basic	$0.19	$0.82
Diluted	$0.19	$0.81

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2007 and 2008, nor is it necessarily indicative of future results.

c. Sale of Israeli SAP Sales and Distribution Operations

On August 14, 2008, the Company sold its SAP sales and distribution operations in Israel to SAP AG. Under the terms of the agreement, SAP AG acquired from the Company selected assets related to the distribution, support and maintenance of SAP technology and solutions, for a purchase price of €13.0 million (approximately $19,390) plus up to €6.0 million (approximately $8,949) to be paid over the next two years, subject to the satisfaction of certain performance criteria for 2008 and 2009. As a result of the transaction, the Company recognized a gain of $18,366, net of related expenses. Proceeds from the sale were net of €2.8 million (approximately $4,177) of deferred income related to maintenance and support services transferred to SAP AG.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 1 — General  – (continued)

The Company performed a detailed analysis, in accordance with Accounting Standards Codification (“ASC”) 205-20, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”), on the operations sold to SAP AG and determined that they did not represent a component. Consequently, they are not presented as a discontinued operation in the Company’s consolidated financial statements.

In 2009, the Company recorded income of $2,534, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008, as described above.

d. Discontinued Operations — Sale of Ness Benelux

On December 3, 2009, the Company signed a share purchase agreement with Hintech, a privately-held Dutch company, to sell the shares of its indirectly wholly-owned subsidiary Ness Benelux for a total of €1.2 million, or approximately $1,729. The closing of the share purchase agreement took place on January 15, 2010. Prior to the sale, Ness Benelux operated as part of Ness Europe under the Company’s System Integration and Application Development segment and was engaged primarily in providing IT professional services in the Netherlands.

The results of operations of Ness Benelux for 2007, 2008 and 2009, including revenues and operating expenses, have been reclassified in the accompanying income statements as a discontinued operation in accordance with ASC 205-20. The Company’s balance sheets at December 31, 2008 and 2009 do not reflect the assets and liabilities of Ness Benelux as assets and liabilities of a discontinued operation within current assets and current liabilities due to their immateriality. Summary revenues and expenses for the discontinued operation are not presented due to their immateriality.

In conjunction with the transaction, the Company de-recognized, as part of the carrying amount disposed of at December 31, 2009, the goodwill associated with Ness Benelux, in accordance with ASC 205-20, totaling $2,208 (see also Note 2k).

e. Major customers

For the years ended December 31, 2007, 2008 and 2009, the highest percentage of the Group’s revenues from any single external customer did not exceed 5%, 4% and 5%, respectively, and the percentage of revenues derived, in aggregate, from agencies of the government of Israel was 11%, 12% and 13%, respectively. The revenues from the agencies of the government of Israel were primarily related to the Company’s system integration and application development segment.

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

b. Financial statements in U.S. dollars

The Company’s subsidiaries’ transactions are recorded in local currencies. The Company has determined the U.S. dollar as the primary functional currency of its operations in the United States, the NIS as the primary functional currency of its subsidiaries’ operations in Israel, and local currencies as the primary functional currencies of its operations elsewhere.

Monetary amounts denominated in a currency other than the functional currency are re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters,” while all transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

For those foreign subsidiaries whose functional currency has been determined to be their local currency, assets and liabilities are translated at year-end exchange rates and statements of income items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

c. Principles of consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the Group, have been eliminated in consolidation.

d. Cash equivalents and short-term bank deposits

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired.

Short-term bank deposits are deposits with maturities of more than three months but less than one year. Short-term bank deposits are presented at their costs including accrued interest.

e. Restricted cash

Restricted cash is held towards fulfillment of forward contract obligations. The restricted cash is invested in short-term deposits.

f. Work in progress

Work in progress includes costs incurred related to long-term IT services contracts as determined by the percentage of completion method of accounting.

g. Investment at cost

In December 2007, the Company recorded impairment of its investment balance of $730 in a private company, the investment in which was accounted for under the cost method in accordance with ASC 323, “Investments — Equity Method and Joint Ventures,” since the investee became insolvent and it is unlikely that the investment balance will be recovered. The impairment charge is presented in other income (expenses), net, in the consolidated income statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

h. Property and equipment

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

The Group accounts for costs of computer software developed or obtained for internal use in accordance with ASC 350-40, “Internal-Use Software,” which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

i. Intangible assets

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

j. Impairment of long-lived assets

The Group’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fourth quarter of 2009, the Company recorded an impairment of long-lived assets in the total amount of $777 related to the operations of its System Integration and Application Development segment in the Asia Pacific region (see Note 2k). During 2007 and 2008, no impairment losses were recorded.

k. Goodwill

ASC 805, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations. The total purchase price of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of net assets of purchased businesses is recorded as goodwill. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.

The Company performs its annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. The provisions of ASC 350, “Intangibles —  Goodwill and Other,” require that a two-step impairment test be performed on goodwill at the level of the reporting units. In the first step, or Step 1, the Company compares the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

exceeds the fair value, then the Company must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill. To determine the fair value used in Step 1, the Company uses discounted cash flows. If and when the Company is required to perform a Step 2 analysis, determining the fair value of its net assets and its off-balance sheet intangibles would require it to make judgments that involve the use of significant estimates and assumptions. The Company performed its annual impairment test as of December 31, 2009 and recorded goodwill impairment in the total amount of $28,531 in connection with (a) its Software Distribution segment, which resells third-party enterprise software licenses, and which the Company restructured due to ongoing performance below expectations as large license deals in Europe continue to be deferred, and (b) the operations of its System Integration and Application Development segment in the Asia Pacific region, where the Company has undertaken a restructuring effort with respect to selected smaller operations that were unprofitable or that it determined were not strategic to its planned future operations and growth (see Note 6).

The Company determined the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as it believes that this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. The material assumptions used for the income approach for 2009 were five years of projected net cash flows, a discount rate of 13% to 15% and a long-term growth rate of 3.0%. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for its goodwill.

The Company corroborated the fair values using the Market Approach. The Company evaluated the reasonableness of the estimated fair value of its reporting units by reconciling to its market capitalization. This reconciliation allowed the Company to consider market expectations in corroborating the reasonableness of the fair value of its reporting units. In addition, the Company compared its market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company, to the fair value of the Company based on a third-party valuation study. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. The Company’s reconciliation of the gap between its market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets.

During 2007 and 2008, no impairment losses were recorded.

In conjunction with the January 15, 2010 sale of its Ness Benelux subsidiary, the Company de-recognized, as part of the carrying amount disposed of at December 31, 2009, the goodwill associated with Ness Benelux, in accordance with ASC 205-20, totaling $2,208 (see Note 1d and Note 6).

l. Fair value measurements

The Company categorizes the fair value of its financial assets and liabilities according to the hierarchy established by the FASB, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to directly access.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

Level 2	Valuations based on quoted prices for similar assets or liabilities; valuations for interest-bearing securities based on non-daily quoted prices in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach.

Assets and liabilities measured at fair value under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of December 31, 2009 were presented on the Company’s Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,221	$—	$1,221	$—
Goodwill and intangible assets, net (non-recurring basis)	$283,589	$—	$—	$283,589
Total assets	$284,810	$—	$1,221	$283,589
Derivative instruments (recurring basis)	$665	$—	$665	$—
Total liabilities	$665	$—	$665	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2008 were presented on the Company’s Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$293	$—	$293	$—
Total assets	$293	$—	$293	$—
Derivative instruments (recurring basis)	$5,982	$—	$5,982	$—
Total liabilities	$5,982	$—	$5,982	$—

The fair value of long-term debt is estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt approximates its fair value.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, trade receivables, other accounts receivable, related party receivables, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2009 and 2008 due to the short-term maturity of these instruments.

m. Derivative instruments

ASC 815, “Derivatives and Hedging,” requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., they hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. Derivatives that are designated and qualify as hedges of forecasted transactions (i.e., cash flow hedges) are carried at fair value with the effective portion of a derivative’s gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods in which the hedged forecasted transaction affects earnings. For derivative instruments that are not designated and qualified as hedging instruments, the gains or losses on the derivative instruments are recognized in current earnings during the period of the change in fair values.

The derivative instruments used by the Company are designed to reduce the market risk associated with the exposure of its underlying transactions, assets and liabilities to fluctuations in currency exchange rates or interest rates. The Company believes that there is no significant risk of nonperformance by these counterparties because it monitors the credit ratings of counterparties with whom it has outstanding contracts with a significant mark-to-market positive amount, and it limits its financial exposure with any one financial institution.

Cash Flow Hedging Strategy:

At December 31, 2009, the Company held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates, and as such there was no ineffectiveness related to these derivatives for the year ended December 31, 2009. At December 31, 2009, the aggregate notional amount of the interest rate swaps was $24,202, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at December 31, 2009, as the interest rate swap derivatives expire in November 2012 through April 2013.

The Company enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At December 31, 2009, the notional amount of foreign exchange forward contracts the Company entered into was $43,100 and there was no ineffectiveness related to these foreign exchange forward contracts for the year ended December 31, 2009, with all unrealized gains being deferred in accumulated other comprehensive income. The liability is presented within other accounts payable and accrued expenses on the balance sheet at December 31, 2009, as foreign exchange forward contracts expire through December 31, 2010.

Derivatives instruments Not Designated as Hedging Strategy:

The Company enters into foreign exchange forward contracts to hedge a portion of its trade payables and receivables for a period of one to three months. The purpose of these foreign currency instruments is to protect the fair value of the Company’s trade payables and receivables due to foreign exchange rates. All gains and losses related to such derivative instrument are recorded in financial expenses, net.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets		Liabilities
	Balance Sheet Item	December 31, 2009	Balance Sheet Item	December 31, 2009
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$928	“Other accounts payable and accrued expenses”	$77
Interest rate swap		—	“Other long-term liabilities”	480
Total cash flow hedging		$928		$557
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	293	“Other accounts payable and accrued expenses”	108
Total derivatives		$1,221		$665

	Gain (loss) Recognized in Other Comprehensive Income December 31, 2009	Gain (loss) Recognized in Statements of Income
		Statements of Income Item	Year Ended December 31, 2008	Year Ended December 31, 2009
Cash flow hedging:
Foreign exchange forward contracts	$928	“Cost of revenues” and “Total operating expenses”	$(6,235)	$(2,956)
Interest rate swap	(300)	“Financial expenses, net”	(42)	(418)
Total cash flow hedging	$628		$(6,277)	$(3,374)
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	(3,997)	681
Total derivatives			$(10,274)	$(2,693)

n. Revenue recognition

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

1) Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Fixed-price basis engagements generally involve a period between the signing of the contract and the final customer acceptance exceeding one year. Fees are payable upon completion of agreed milestones. Such projects that require significant customization, integration and installation are recognized in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

(“ASC 605-35”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time and subcontractor costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2009, the Company’s provision for estimated losses on uncompleted contracts was $4,634. Fixed price contracts that are not within the scope of ASC 605-35 are recognized in accordance with other provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”).

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

According to ASC 605-35, costs that are incurred for a specific anticipated contract are deferred, subject to evaluation of their probable recoverability, and only if the costs can be directly associated with a specific anticipated contract. Such deferred costs are recorded as work in progress.

According to ASC 605-35, the Company recognizes revenues from claims only when the amounts have been received or awarded.

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

If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The fair value of those elements is determined based on the price charged for those elements when sold separately. The Group’s accounting policy complies with the revenue determination requirements set forth in ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

3) Sales of third-party software licenses are recognized in accordance with ASC 985, “Software.” The Company determines the value of the software component of its multiple-element arrangements using the residual method when vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements of maintenance and support services. VSOE is based on the price charged when an element is sold separately or renewed. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

In respect of such arrangements, the Group follows ASC 605-45, “Revenue Recognition – Principal Agent Considerations,” under which, if the Group performs as an agent without assuming the risk and rewards of ownership, such revenues are recorded on a net basis.

o. Accounting for stock-based compensation

ASC 718, “Compensation — Stock Compensation” (“ASC 718”), requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Share-based compensation expense recognized in the Company’s consolidated statements of income for 2007, 2008 and 2009 include compensation expense for share-based awards based on the grant date fair value estimated in accordance with ASC 718.

The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model for service options and the Monte Carlo option pricing model for performance condition options. The option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility is calculated based upon actual historical stock price movements. The expected term of options granted represents the period of time

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

that options granted are expected to be outstanding, and is determined based on the simplified method in accordance with SAB No. 110, “Share-Based Payment.” The Company continues to use the simplified method as it has determined that sufficient data is not available to develop an estimate of the expected option term based upon historical participant behavior. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The fair value was estimated at the date of grant using the following weighted average assumptions for the Black-Scholes model and the following assumptions for the Monte Carlo model:

	Black-Scholes			Monte Carlo
	2007	2008	2009	2007, 2008, 2009
Dividend yield	0%	0%	0%	0%
Expected volatility	32%	35%	38%	29 – 31%
Risk-free interest	4.25%	2.08%	1.46%	3.05 – 4.95%
Expected life (years)	3.49	4.19	4.57	N/A
Contractual life (years)	N/A	N/A	N/A	3.33

Total stock-based compensation expenses for the years ended December 31, 2007, 2008 and 2009 were $1,610, $3,034 and $4,073, respectively, and the total recognized tax benefits were $97, $222 and $640, respectively.

As of December 31, 2009, $4,205 of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 2.1 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2009 does not consider the effect of stock options, restricted stock and restricted stock units that may be issued in subsequent periods.

p. Earnings (loss) per share

Basic net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with ASC 260, “Earnings Per Share.”

q. Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Group recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

r. Concentrations of credit risk

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

s. Severance pay and post-employment benefits

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

Severance expenses for the years ended December 31, 2007, 2008 and 2009 were $6,863, $9,976 and $7,409, respectively.

In December 2009, the Company recorded a post-employment benefit provision in the amount of $3,831 to improve efficiencies in the operations of its NessPRO Italy subsidiary, consisting primarily of severance expense. Through December 31, 2009, no payments were made in connection with the provision.

t. Treasury stock

During 2008 and 2009, the Company repurchased shares of its Common Stock on the open market and holds such shares as Treasury Stock. The Company presents the cost of the repurchase as a reduction in stockholders’ equity.

u. Advertising costs

Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2007, 2008 and 2009 were $4,295, $4,296 and $3,319, respectively.

v. Comprehensive income

The Company accounts for comprehensive income under the provisions of ASC 220, “Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income represents the change in shareholders’ equity during a period from transactions

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company determined that its items of other comprehensive income relate to unrealized gains or losses on available-for-sale securities, hedging derivative activities and foreign currency translation adjustments.

w. Cost of revenues

Cost of revenues consists of all costs associated with providing services to customers, including identified losses on contracts. Estimated losses on contracts are recognized in the period in which the loss is identified in accordance with ASC 605-35. Cost of service also includes costs of third-party products associated with reselling third-party computer hardware and software products to customers, when revenue from third-party products is recorded at the gross amount. Customers purchasing third-party products from the Company generally do so in conjunction with the purchase of services.

x. Impact of recently issued and adopted accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 815, “Derivatives and Hedging,” as amended by FAS 161 (“ASC 815”). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted ASC 815 and, as a result, changed its disclosures for derivative instruments and hedging activities.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009. The standard did not have a material impact on the Company’s consolidated financial statements and notes.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles” (“FASB Codification”). FASB Codification is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, non-governmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard does not have a material impact on the Company’s consolidated financial statements and notes.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on how companies should measure liabilities at fair value. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered Level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company adopted this standard effective October 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 2 — Significant Accounting Policies  – (continued)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU No. 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

y. Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3 — Other Accounts Receivable and Prepaid Expenses

	December 31,
	2008	2009
Government authorities	$7,641	$6,975
Deferred income taxes (see also Note 11c)	7,993	6,413
Prepaid expenses	9,847	8,807
Advances to suppliers	2,654	4,711
Employees	967	766
Others	2,242	4,428
	$31,344	$32,100

Note 4 — Property and Equipment, Net

a. Comprised as follows:

	December 31,
	2008	2009
Cost:
Computers, software and peripheral equipment	$55,505	$62,240
Motor vehicles	1,446	1,417
Office furniture and equipment	11,335	10,746
Leasehold improvements	16,562	18,134
	84,848	92,537
Accumulated depreciation	48,115	55,754
Property and equipment, net	$36,733	$36,783

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 4 — Property and Equipment, Net  – (continued)

Depreciation expenses for the years ended December 31, 2007, 2008 and 2009 were $9,004, $11,265 and $10,960, respectively.

During the fourth quarter of 2009, the Company recorded an impairment of property and equipment in the net amount of $413 (see Note 2j).

b. Capitalized software developed for internal use

The unamortized balance of capitalized software developed for internal use included in computers, software and peripheral equipment at December 31, 2008 and 2009 amounted to $9,708 and $11,334, respectively. Depreciation expenses for the years ended December 31, 2007, 2008 and 2009 related to capitalized software developed for internal use were $298, $1,327 and $3,004, respectively.

c. Property under operating lease

See Note 10a.

Note 5 — Intangible Assets, Net

a. Intangible assets

	December 31,
	2008	2009
Cost:
Customer-related intangible assets	$33,408	$33,468
Capitalized software development costs	4,624	4,629
Deferral of costs	770	770
	38,802	38,867
Accumulated amortization:
Customer-related intangible assets	11,604	20,006
Capitalized software development costs	4,355	4,450
Deferral of costs	770	770
	16,729	25,226
Intangible assets, net	$22,073	$13,641

During the fourth quarter of 2009, the Company recorded an impairment of intangible assets in the net amount of $364 (see Note 2j).

b. Amortization of intangible assets

Customer-related intangible assets are amortized over their remaining weighted average useful life of 4.1 years using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed. Amortization of customer-related intangible assets for the years ended December 31, 2007, 2008 and 2009, included in cost of revenues and selling and marketing expense, amounted to $2,241, $6,679 and $8,411, respectively.

Amortization of capitalized software development costs for the years ended December 31, 2007, 2008 and 2009, included in cost of revenues, amounted to $2,227, $102 and $87, respectively.

Amortization of deferral of costs for the years ended December 31, 2007, 2008 and 2009, included in cost of revenues, amounted to $100, $482 and $0, respectively.

c. Amortization expenses of intangible assets

The following are estimated amortization expenses of intangible assets for the years ending:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 5 — Intangible Assets, Net  – (continued)

December 31,
2010	$6,270
2011	3,803
2012	1,898
2013	880
2014	516
2015 and thereafter	274
$13,641

Note 6 — Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 are as follows:

Total
Balance as of December 31, 2007	$263,444
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	14,631
Additional consideration related to prior-year acquisitions	12,295
Adjustments with respect to prior-year acquisitions during the allocation period	2,639
Foreign currency translation adjustments	(2,954)
Balance as of December 31, 2008	$290,055
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	—
Additional consideration related to prior-year acquisitions	4,437
Adjustments with respect to prior-year acquisitions during the allocation period	2,540
Impairment of goodwill	(28,531)
De-recognition of goodwill related to discontinued operations	(2,208)
Foreign currency translation adjustments	3,655
Balance as of December 31, 2009	$269,948

See Note 2k for a description of the annual goodwill impairment test performed as of December 31, 2009.

Note 7 — Short-Term Bank Credit

Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest Rate December 31,		Amount December 31,
	2008	2009	2008	2009
	%
In, or linked to, dollar	5.34	2.60	$8,000	$500
In NIS	5.73	—	8,106	—
In Euro	6.84	—	1,966	—
			$18,072	$500

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 8 — Other Accounts Payable and Accrued Expenses

	December 31,
	2008	2009
Employees and payroll accruals	$29,800	$28,893
Accrued vacation pay and employee benefits	12,985	10,460
Government authorities	13,660	9,477
Accrued expenses (excluding subcontractors)	22,459	32,441
Subcontractors	19,901	17,009
Payables in connection with acquisitions of subsidiaries	14,325	1,362
Others	11,567	12,670
	$124,697	$112,312

Note 9 — Long-Term Debt

a. Composition

	December 31,
	2008	2009
Long-term bank loans(1)	$67,691	$71,702
Other debt liabilities	371	466
	68,062	72,168
Less – current maturities	7,089	21,332
	$60,973	$50,836

(1)	Long-term bank loans contain customary restrictive covenants (see Note 10f).

b. Classification

Classified by currency, linkage terms and interest rates, the total amount of the long-term debt (before deduction of current maturities) is as follows:

	Interest Rate December 31,		Amount December 31,
	2008	2009	2008	2009
	%
In dollars	3.7	1.8 – 4.1	$12,000	$24,202
In Euros	4.5 – 6	2.2 – 6	49,363	44,164
In NIS	6	6	4,695	3,616
In NIS, linked to CPI	6.5	—	1,284	—
In, or linked to, other currencies	5 – 6	7	720	186
			$68,062	$72,168

The weighted average interest rate on the bank loans as of December 31, 2008 and 2009 was 5.09% and 3.24%, respectively. As of December 31, 2008 and 2009, the interest rates were both fixed and variable.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 9 — Long-Term Debt  – (continued)

c. Maturity Schedule

The loans mature as follows:

December 31,
2010 (current maturity)	$21,332
2011	24,194
2012	23,108
2013	3,534
$72,168

Note 10 — Commitments and Contingent Liabilities

a. Lease commitments

The Group has various operating lease agreements, which expire on various dates, such as rent facilities and vehicles. Aggregate minimum commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2010	$25,288
2011	14,313
2012	9,300
2013	7,548
2014	6,398
2015 and thereafter	11,203
$74,050

Total rent expenses for the years ended December 31, 2007, 2008 and 2009 amounted to $17,508, $21,552 and $26,883, respectively.

b. Litigation

1. In 2007, the Company recorded charges totaling $15,210 in connection with the settlement of a long-running arbitration case with a former customer with whom it was in dispute over a contract issue. The charges consisted of a settlement payment of $9,000, and a write-off of trade and other receivables and provision for legal expenses related to the case, together representing $6,210. The Company sought reimbursement of a portion of the arbitration settlement and related charges under its liability insurance policy, and its insurance company paid a settlement to the Company in 2009, for which the Company recognized income of $2,610, net of expenses.

2. One of the Company’s Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 the Company filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. The Company’s claim is for damages in the amount of NIS 20.7 million, or approximately $5.5 million, using the exchange rate prevailing at December 31, 2009. On February 11, 2009, the MOJ filed a claim against the Company’s Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that the Company’s Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 10 — Commitments and Contingent Liabilities  – (continued)

amount of NIS 79.5 million, or approximately $21.1 million, using the exchange rate prevailing at December 31, 2009. The MOJ and the Company’s subsidiary have filed answers to the respective claims. Both claims were transferred to the Israeli District Court located in Tel Aviv and the first pretrial hearing for both claims is set for September 7, 2010. The Company believes that it has a substantial legal basis for its claim and valid defenses with respect to the MOJ’s claim. While the Company intends to vigorously prosecute its claim and defend against the MOJ’s claim, the Company cannot at this point predict the outcome of the litigation. Adverse decisions in these legal proceedings may materially adversely affect the Company’s financial condition.

3. The Company is periodically a party to routine litigation incidental to its business. The Company does not believe that it is a party to any other pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

c. Guarantees

Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2008 and December 31, 2009, is $48,146 and $36,650, respectively. The Group does not hold collateral to support guarantees except when deemed necessary.

d. Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, the Company signed a negative pledge agreement with these banks; however, with the consent of the banks, it recorded a fixed charge on deposits in the amount of $2.5 million held by its Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

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

1. Long-term loans denominated in dollars and Euros contain covenants which, among other things, require the Group to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on the Company’s ability to merge or transfer assets to third parties. As of December 31, 2009, the Company was not in compliance with covenants under certain long-term loans (representing $68.1 million in aggregate principal amount outstanding as of December 31, 2009) requiring positive operating income and a certain ratio of total financial obligations to EBITDA. The Company received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through December 31, 2010. The Company expects to be in compliance with the convenants through December 31, 2010.

2. A long-term loan and bank guarantees denominated in NIS contain covenants which, among other things, require the Company’s Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of December 31, 2009, the Company was in compliance with these covenants.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 11 — Income Taxes

a. Income (loss) before taxes consists of the following:

	Year Ended December 31,
	2007	2008	2009
Domestic	$(1,356)	$(7,946)	$(8,692)
Foreign	15,105	51,038	(33,391)
	$13,749	$43,092	$(42,083)

b. Taxes on income (tax benefits) are comprised as follows:

	Year Ended December 31,
	2007	2008	2009
Current taxes	$9,484	$3,912	$6,065
Deferred income tax expense (benefit)	(5,296)	4,235	1,704
	$4,188	$8,147	$7,769
Domestic	$3,067	$(3,786)	$2,654
Foreign	1,121	11,933	5,115
	$4,188	$8,147	$7,769

c. Deferred taxes on income

Significant components of the Group’s deferred tax liabilities and assets are as follows:

	December 31,
	2008	2009
Deferred tax assets:
Reserves and allowances	$7,735	$8,352
Different depreciation rates	—	361
Net operating loss carry forwards	13,093	14,473
Deferred tax asset before valuation allowance	20,828	23,186
Valuation allowance	(2,876)	(9,896)
Deferred tax asset	17,952	13,290
Deferred tax liabilities:
Different depreciation rates	(109)	(737)
Deferred tax liability related to intangible assets	(5,089)	(3,473)
Other temporary differences	—	(529)
Deferred tax liabilities	(5,198)	(4,739)
Net deferred tax asset	$12,754	$8,551
Domestic:
Current deferred tax asset	512	—
Non-current deferred tax asset	252	—
Non-current deferred tax liability	—	(1,012)
	764	(1,012)
Foreign:
Current deferred tax asset	7,481	6,413
Current deferred tax liability	(922)	(1,032)
Non-current deferred tax asset	8,104	6,090
Non-current deferred tax liability	(2,673)	(1,908)
	11,990	9,563
	$12,754	$8,551

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 11 — Income Taxes  – (continued)

d. Available carry forward tax losses

As of December 31, 2009, the Company’s subsidiaries in Spain, Israel, the United Kingdom, Italy, the Netherlands, Singapore, the United States, Switzerland, Thailand, Czech Republic and Slovakia had estimated total available carry forward tax losses of $17,514, $15,655, $11,665, $10,384, $6,231, $5,687, $4,313, $1,836, $537, $385 and $163, respectively, to offset against future taxable profits. Net operating losses in Israel, the United Kingdom and Singapore may be carried forward indefinitely and may be offset against future taxable income. Other subsidiaries’ net operating losses expire in the years 2010 through 2029.

Management currently believes that since certain of the Company’s subsidiaries have a history of losses it is more likely than not that some of the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $75,253 and $42,250 at December 31, 2008 and 2009, respectively.

e. Tax benefits in India

The Company receives tax benefits that India provides to exporters of IT services under the Software Technology Parks of India (“STPI”) program. These benefits provide a complete exemption from Indian corporate income tax for exported IT services through March 31, 2011, compared to an ordinary corporate tax rate of approximately 34%, except that no IT services delivery facility may receive more than 10 years of STPI benefits. The Company’s facilities in Bangalore, India completed 10 years of STPI benefits as of March 31, 2009, after which time IT services delivered from that facility were subject to Indian corporate income tax. The Company’s second-largest Indian delivery center will complete 10 years of STPI benefits as of March 31, 2010, after which time IT services delivered from that facility will be subject to Indian corporate income tax.

India imposes a minimum alternative tax (“MAT”), currently 15%, but India permits amounts due under the MAT to be offset against future taxes that would be due when the tax holiday ends.

During 2009, the Company inaugurated a new facility in Bangalore, India under India’s Special Economic Zone (“SEZ”) program. Under the SEZ program, exported IT services provided from qualified SEZ sites are fully exempt from Indian corporate income tax for 5 years and partially exempt for an additional 5 to 10 years, compared to an ordinary corporate tax rate of approximately 34%.

f. Prior-year tax assessments and settlements

The Company’s Israeli subsidiaries are currently undergoing a periodic VAT assessment by the Israeli Tax Authority (“ITA”) for the years 2003 through 2008. The ITA recently issued a final VAT assessment, and the Company has appealed the assessment in district court. The Company believes that it has provided a sufficient provision for the possible outcome of this assessment.

g. Uncertain tax positions

As of December 31, 2009 the total amount of unrecognized tax benefits was $3,892, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $640 at December 31, 2009. During the years ended

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 11 — Income Taxes  – (continued)

December 31, 2008 and 2009, the Company recorded $147 and $123, respectively, for interest and penalties expenses with respect to the uncertain tax position. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of December 31, 2008 and 2009 was as follows:

	2008	2009
Balance at the beginning of the year	$1,906	$3,177
Reduction related to settlements of tax matters	(95)	(181)
Additions (reductions) related to changes in interest rates and foreign currency exchange rates	236	(45)
Additions related to tax positions taken during the year	1,130	941
Balance at the end of the year	$3,177	$3,892

The amount of income taxes paid by the Group is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. The Group is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 2004 with respect to its primary locations.

h. Theoretical tax reconciliation

A reconciliation between theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of income is as follows:

	Year Ended December 31,
	2007	2008	2009
Income (loss) before taxes, as reported in the consolidated statements of income	$13,749	$43,092	$(42,083)
Statutory tax rate	35%	35%	35%
Theoretical tax expense (benefit) on the above amount at the federal statutory tax rate	$4,812	$15,082	$(14,729)
Effect of tax holiday	(3,678)	(3,294)	(1,627)
Effect of foreign subsidiaries with different tax rates(1)	(916)	(4,358)	5,206
Change in valuation allowance	(159)	806	6,890
Non-deductible expenses	1,430	1,038	10,212
U.S. tax on foreign income	3,072	(1,160)	695
Non-recoverable withholding tax	—	—	952
Additional deductions for tax purposes in foreign locations	(513)	57	(29)
Others	140	(24)	199
Actual tax expense	$4,188	$8,147	$7,769
Basic net earnings per share related to tax holiday	$0.09	$0.08	$0.04
Diluted net earnings per share related to tax holiday	$0.09	$0.08	$0.04

(1)	Inclusive of the effect of enacted changes in tax rates in accordance with Israeli Law for Economic Efficiency (Amended Legislation for Implementing the Economic Plan for 2009 and 2010).

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 12 — Stockholders’ Equity

a. General

Common stock confers upon its holders the right to receive notice to participate and vote in the stockholders meetings of the Company, the right to receive dividends, if and when declared, and the right to receive assets of the Company upon liquidation.

The Company does not intend to pay cash dividends in the foreseeable future.

b. Stock incentive plans

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

2. Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2009 is 823,319 and options to purchase 664,741 shares are available for future grant.

Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2009 is 675,821 and options to purchase 357,275 shares are available for future grant.

Pursuant to the Amended and Restated 2007 Stock Incentive Plan, awards of options to purchase shares, restricted stock and restricted stock units totaling up to 5,000,000 shares were approved. The number of shares issuable upon exercise or vesting of outstanding awards as of December 31, 2009 is 3,968,633 and 1,031,367 shares are available for future grant.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 12 — Stockholders’ Equity  – (continued)

4. A summary of the Company’s employees’ stock option activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			Years
Options outstanding at December 31, 2008	5,094,513	$10.82
Options granted	197,750	$4.53
Options forfeited	(477,240)	$12.38
Options outstanding at December 31, 2009	4,815,023	$10.41	2.87	$506,732
Options exercisable at December 31, 2009	2,809,135	$11.84	1.84	$117,403
Options vested or expected to vest at December 31, 2009	4,494,664	$10.74	2.69	$401,224

The weighted average fair value of options granted during 2007, 2008 and 2009 was $2.96, $1.88 and $1.38, respectively. The total intrinsic value of the options exercised during 2007, 2008 and 2009 was $4,473, $1,012 and zero, respectively; the total cash received by the Company from exercise of these options was $2,957, $4,317 and zero, respectively; and the total tax benefit realized from the exercise of these options was $580, $296 and zero, respectively.

Substantially all of the options were granted with exercise prices equal to or higher than the market value on the date of grant. The weighted average exercise prices and fair values of options granted during the years ended December 31, 2007, 2008 and 2009 with exercise prices higher than, equal to or less than market value on the date of grant, were:

	Exceeds Market Price Year Ended December 31,			Equal to Market Price Year Ended December 31,			Less Than Market Price Year Ended December 31,
	2007	2008	2009	2007	2008	2009	2007	2008	2009
Weighted average exercise prices	$12.15	$12.00	$4.53	$14.27	$6.08	$—	N/A	N/A	$4.53
Weighted average fair values on grant date	$2.67	$1.77	$1.36	$3.97	$1.92	$—	N/A	N/A	$2.22

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 12 — Stockholders’ Equity  – (continued)

A summary of the Company’s restricted stock and restricted stock unit activity and related information is as follows:

	Restricted Stock or Restricted Stock Units (RSUs) Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock or RSUs outstanding at December 31, 2008	468,700	$4.53
Awards granted	211,250	$5.74
Awards forfeited	(27,200)	$4.42
Restricted stock or RSUs outstanding at December 31, 2009	652,750	$4.93	$3,214,855
Restricted stock or RSUs exercisable at December 31, 2009	—	$—	$—
Restricted stock or RSUs vested or expected to vest at December 31, 2009	468,684	$3.52	$2,299,294

666,000 options were granted during the first quarter of 2007 to the Company’s senior management. These options vest in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees have the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, the Company used a Monte Carlo simulation in order to estimate their fair value. Management believes this valuation technique produces a better estimate of fair values than the closed form option pricing model, considering ASC 718. The Company accounted for these options as tandem awards. The fair value assigned to the redemption feature was marked to market in each reporting period and is included in other payables and accrued expenses on the balance sheet. During 2007, 2008 and 2009, the Company recorded $686, $697 and $1,166 of stock-based compensation expenses related to these options, out of which $225, $231 and $1,273 were related to the redemption feature, respectively.

5. Treasury stock

During 2009, the Company repurchased 687,963 shares of its Common Stock on the open market for an aggregate purchase price of $2,299.

Note 13 — Basic and Diluted Net Earnings (Loss) Per Share

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

a. Numerator

	Year Ended December 31,
	2007	2008	2009
Net income (loss) as reported	$10,087	$35,459	$(52,454)

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 13 — Basic and Diluted Net Earnings (Loss) Per Share  – (continued)

b. Denominator

	Year Ended December 31,
	2007	2008	2009
	Number of Shares in Thousands
Weighted average number of shares of Common stock, denominator for basic net earnings (loss) per share	39,076	39,321	38,598
Effect of dilutive securities:
Stock options, restricted stock units and warrants	434	353	—
Denominator for diluted net earnings (loss) per share – adjusted weighted average shares assuming exercise of options, restricted stock units and warrants	39,510	39,674	38,598

c. Anti-dilutive shares

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings (loss) per share, as they would have been anti-dilutive for all periods presented, was 2,733,181, 4,708,683 and 491,333 for the years ended December 31, 2007, 2008 and 2009, respectively.

Note 14 — Segment Reporting

The Company’s segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer, who evaluates the Company’s performance and allocates resources based on segment revenues and operating profit.

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

2. System Integration and Application Development, in which the Company offers a broad set of IT services to its clients in the area of system integration, application development and consulting. The Company provides these services in 18 countries throughout North America, Europe, Israel and Asia Pacific and delivers the services through a global delivery model that includes local teams as well as offshore and near-shore resources. The Company provides these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

3. Software Distribution, in which, through its NessPRO business unit, the Company markets and sells enterprise software licenses of third-party software vendors to corporate clients in geographies which are partially or totally uncovered by the software vendors’ own sales forces. The Company also provides a range of installation and support services related to those licenses. The Company resells products mostly in Israel, Italy, Spain and Portugal for over 30 third-party software vendors.

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

The table below presents financial information for the Company’s three reportable segments.

	Year Ended December 31, 2009
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
Revenues from external customers	$102,523	$413,328	$31,501	$—	$547,352
Operating income (loss)	$15,388	$(8,572)	$(27,804)	$(17,691)	(38,679)
Financial expenses, net					(3,404)
Income before taxes on income					$(42,083)
Depreciation and amortization	$2,461	$11,478	$1,475	$4,044	$19,458
Expenditure for segments assets	$1,255	$3,571	$229	$7,232	$12,287
Segment goodwill	$50,428	$201,725	$17,795	$—	$269,948
Segment assets	$136,973	$435,618	$45,185	$67,835	$685,611

	Year Ended December 31, 2008
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
Revenues from external customers	$97,471	$500,295	$59,618	$—	$657,384
Operating income (loss)	$10,358	$31,142	$21,422	$(13,693)	49,229
Financial expenses, net					(5,745)
Other expenses, net					(392)
Income before taxes on income					$43,092
Depreciation and amortization	$2,696	$11,081	$2,351	$2,400	$18,528
Expenditure for segments assets	$2,314	$6,068	$231	$7,382	$15,995
Segment goodwill	$50,428	$197,835	$41,792	$—	$290,055
Segment assets	$121,036	$480,286	$80,113	$65,558	$746,993

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 14 — Segment Reporting  – (continued)

	Year Ended December 31, 2007
	Software Product Engineering	System Integration & Application Development	Software Distribution	Unallocated Expenses	Total
Revenues from external customers	$78,341	$422,146	$52,713	$—	$553,200
Operating income (loss)	$9,508	$5,446	$12,678	$(12,967)	14,665
Financial expenses, net					(99)
Other expenses, net					(817)
Income before taxes on income					$13,749
Depreciation and amortization	$3,135	$8,291	$814	$1,332	$13,572
Expenditure for segments assets	$1,924	$4,868	$687	$4,084	$11,563
Segment goodwill	$47,747	$181,996	$33,701	$—	$263,444
Segment assets	$91,970	$471,504	$114,179	$11,695	$689,348

The Company’s total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the years ended December 31, 2007, 2008 and 2009 and long-lived assets as of December 31, 2008 and 2009. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods.

	Year Ended December 31,
	2007	2008	2009
Revenues from sales to unaffiliated customers:
Israel	$248,352	$228,865	$174,800
North America	134,800	178,113	172,814
Europe (excluding Czech Republic)	96,284	154,270	99,830
Czech Republic	48,104	68,030	74,937
Asia Pacific	25,660	28,106	24,971
	$553,200	$657,384	$547,352

	December 31,
	2008	2009
Long-lived assets:
Israel	$20,030	$21,983
India	7,312	6,812
Europe	6,731	5,228
North America	2,245	2,760
Asia Pacific (excluding India)	415	—
	$36,733	$36,783

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in Thousands (Except Share and Per Share Data)

Note 15 — Selected Data

a. Selected statements of operations data:

	Year Ended December 31,
	2007	2008	2009
Financial income (expenses), net:
Financial expenses:
Interest on short-term loans and bank credit	$(1,337)	$(1,865)	$(880)
Interest on long-term bank loans	(688)	(4,045)	(3,233)
Interest rate swap	—	(42)	(418)
Foreign currency exchange losses, net	(2,126)	—	(1,373)
Foreign exchange contracts, net	—	(3,997)	—
	(4,151)	(9,949)	(5,904)
Financial income:
Foreign currency exchange gain, net	2,459	2,147	—
Interest on short-term bank deposits	1,593	2,057	1,819
Foreign exchange contracts, net	—	—	681
	4,052	4,204	2,500
	$(99)	$(5,745)	$(3,404)

b. Selected other data:

	Balance at Beginning of Period	Provision for Doubtful Accounts, Net of Recoveries	Write-off of Previously Provided Accounts	Translation Adjustments	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$4,287	$874	$(387)	$119	$4,893
Year ended December 31, 2008
Allowance for doubtful accounts	$3,145	$2,527	$(1,248)	$(137)	$4,287
Year ended December 31, 2007
Allowance for doubtful accounts(1)	$2,812	$2,717	$(2,602)	$218	$3,145

(1)	Does not include the write-off of the trade receivables in connection with the arbitration settlement described in Note 10b(1).

Note 16 — Subsequent Events

On February 12, 2010, the Company signed a non-binding memorandum of understanding with a potential buyer to sell the majority of its operations in the Asia Pacific Region.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(5)	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.
+10.11(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.12(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.14(6)	Employment Contract, dated as of December 29, 2006, between NESS Slovensko, a.s. and Ivan Hruška.
+10.15(8)	Personal Employment Agreement, dated as of August 10, 2005, between Ness Technologies Holdings Ltd. and Shachar Efal (English translation).
+10.16(7)	Bonus Agreement, dated as of April 1, 2007, between Ness AT Ltd. and Shachar Efal (English translation).
+10.17(9)	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.18(9)	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
+10.19	Employment Agreement, dated March 11, 2010, between Ness AT Ltd. and Effi Kotek.
10.20(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24	Powers of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 6, 2009.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Commission on August 12, 2005.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 16, 2009.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.