Form 10-Q
period 2010-03-31
NESS TECHNOLOGIES INC
filed 2010-05-06
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 38,263,067 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets – December 31, 2009 and March 31, 2010 (Unaudited)	3
Consolidated Statements of Income – Three months ended March 31, 2009 and 2010 (Unaudited)	5
Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2010 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – March 31, 2010 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Forward-Looking Statements	23
Overview	23
Recent Developments	24
Consolidated Results of Operations	25
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009	25
Quarterly Results of Operations	28
Results by Business Segment	29
Liquidity and Capital Resources	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

Evaluation of Disclosure Controls and Procedures	33
Changes in Internal Control Over Financial Reporting	34

PART II – OTHER INFORMATION	35

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults upon Senior Securities	35
Item 4. (Removed and Reserved)	36
Item 5. Other Information	36
Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2009	March 31, 2010
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,218	$41,194
Restricted cash	2,470	2,925
Short-term bank deposits	25,939	20,776
Trade receivables, net of allowance for doubtful accounts of $2,789 at December 31, 2009 and $2,356 at March 31, 2010	131,452	124,130
Unbilled receivables	28,012	29,847
Other accounts receivable and prepaid expenses	27,832	27,187
Work in progress	9,690	8,168
Total assets attributed to discontinued operations	43,212	36,639
Total current assets	308,825	290,866

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,083	6,151
Unbilled receivables	4,654	4,904
Deferred income taxes, net	3,608	3,293
Severance pay fund	53,145	54,919
Property and equipment, net	35,739	34,699
Intangible assets, net	10,016	8,494
Goodwill	263,541	261,421
Total long-term assets	376,786	373,881

Total assets	$685,611	$664,747

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2009	March 31, 2010
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$500	$—
Current maturities of long-term debt	21,332	23,194
Trade payables	30,914	28,955
Advances from customers and deferred revenues	40,639	36,734
Other accounts payable and accrued expenses	99,464	95,276
Total liabilities attributed to discontinued operations	25,461	24,121
Total current liabilities	218,310	208,280

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	50,836	43,071
Other long-term liabilities	6,689	7,070
Deferred income taxes	2,045	1,849
Accrued severance pay	56,443	58,348
Total long-term liabilities	116,013	110,338

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2009 and at March 31, 2010; Issued and outstanding: none at December 31, 2009 and March 31, 2010	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2009 and at March 31, 2010; Issued: 39,628,994 at December 31, 2009 and at March 31, 2010; Outstanding: 38,399,290 at December 31, 2009 and 38,282,590 at March 31, 2010	396	396
Additional paid-in capital	332,928	333,757
Accumulated other comprehensive income	16,176	15,488
Retained earnings	6,476	1,787
Treasury stock, at cost (1,229,704 shares at December 31, 2009 and 1,346,404 at March 31, 2010)	(4,688)	(5,299)
Total stockholders’ equity	351,288	346,129

Total liabilities and stockholders’ equity	$685,611	$664,747

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Revenues	$126,281	$133,333
Cost of revenues	94,359	96,521
Gross profit	31,922	36,812

Selling and marketing	9,212	10,053
General and administrative	23,585	24,342
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2,610)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—
Total operating expenses	27,653	34,395

Operating income	4,269	2,417
Financial expenses, net	(1,156)	(209)
Income before taxes on income	3,113	2,208

Taxes on income	642	1,510
Net income from continuing operations	$2,471	$698

Net loss from discontinued operations	(943)	(5,387)
Net income (loss)	$1,528	$(4,689)

Basic net earnings per share from continuing operations	$0.06	$0.02
Diluted net earnings per share from continuing operations	$0.06	$0.02

Basic net loss per share from discontinued operations	$(0.02)	$(0.14)
Diluted net loss per share from discontinued operations	$(0.02)	$(0.14)

Basic net earnings (loss) per share	$0.04	$(0.12)
Diluted net earnings (loss) per share	$0.04	$(0.12)

(*)	Includes stock-based compensation, as follows:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Cost of revenues	$63	$53
Selling and marketing	57	44
General and administrative	808	732

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,528	$(4,689)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	943	5,387
Stock-based compensation-related expenses	928	829
Currency fluctuation of restricted cash and short-term bank deposits	—	(957)
Depreciation and amortization	4,203	4,169
Loss on sale of property and equipment and impairment and sale of cost investments	248	66
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—
Decrease in trade receivables, net	22,906	7,163
Decrease (increase) in unbilled receivables	105	(2,460)
Decrease in other accounts receivable and prepaid expenses	1,376	964
Decrease in work-in-progress	18	1,265
Increase in long-term prepaid expenses	(274)	(41)
Deferred income taxes, net	(945)	456
Decrease in trade payables	(5,432)	(1,568)
Decrease in advances from customers and deferred revenues	(420)	(3,747)
Increase in other long-term liabilities	332	420
Decrease in other accounts payable and accrued expenses	(13,847)	(4,204)
Increase (decrease) in accrued severance pay, net	(23)	104
Net cash provided by (used in) discontinued operations	(518)	1,578
Net cash provided by operating activities	8,594	4,735

Cash flows from investing activities:
Consideration from sale of a consolidated subsidiary, net of cash-in-hand	—	1,384
Proceeds from maturity of (investment in) short-term bank deposits, net	(11,082)	5,662
Proceeds from sale of property and equipment	171	—
Purchase of property and equipment and capitalization of software developed for internal use	(3,076)	(1,744)
Net cash used in discontinued operations	(3,114)	(2,655)
Net cash provided by (used in) investing activities	(17,101)	2,647

Cash flows from financing activities:
Repurchase of shares	(1,217)	(611)
Short-term bank loans and credit, net	207	(500)
Principal payments of long-term debt	(1,731)	(3,121)
Net cash used in discontinued operations	(242)	—
Net cash used in financing activities	(2,983)	(4,232)

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(1,273)	(2,174)
Increase (decrease) in cash and cash equivalents	(12,763)	976
Cash and cash equivalents at the beginning of the period	44,585	40,218
Cash and cash equivalents at the end of the period	$31,822	$41,194

Non-cash activity

Accrual for additional consideration for acquisitions	$2,984	$—
Loss from mark-to-market of foreign exchange forward contracts and interest rate swap	$232	$69

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 1: General

Ness Technologies, Inc. (“we,” “our,” “us” or “the Company”) was incorporated under the laws of the State of Delaware in March 1999. We operate through our subsidiaries in North America, Europe, Israel and Asia Pacific.

We are a global provider of IT and business services and solutions with specialized expertise in software product engineering; and system integration, application development, consulting and software distribution. We deliver our portfolio of solutions and services using a global delivery model combining offshore, near-shore and local teams. The primary verticals we serve include high-tech companies and independent software vendors; utilities and government; financial services; defense and homeland security; and life sciences and healthcare.

Note 2: Significant Accounting Policies

a.	Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2010, the consolidated statements of income for the three months ended March 31, 2009 and 2010 and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2010, our consolidated results of operations for the three months ended March 31, 2009 and 2010 and our consolidated cash flows for the three months ended March 31, 2009 and 2010.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2010.

Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

Our consolidated financial statements include the accounts of the company and its wholly and majority owned subsidiaries, referred to herein as the group. Inter-company transactions and balances, including profit from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

e.	Fair value measurements

We categorize the fair value of our financial assets and liabilities according to the hierarchy established by the Financial Standards Accounting Board (“FASB”), which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to directly access.

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

In circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, then we are required to use another valuation technique, such as an income approach or a market approach.

Assets and liabilities measured at fair value under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of March 31, 2010 were presented on our Consolidated Balance Sheet as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,694	$—	$1,694	$—
Goodwill and intangible assets, net (non-recurring basis)	$269,915		$—	$269,915
Total assets	$271,609	$—	$1,694	$269,915

Derivative instruments (recurring basis)	$1,763	$—	$1,763	$—
Total liabilities	$1,763	$—	$1,763	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2009 were presented on our Consolidated Balance Sheet as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,221	$—	$1,221	$—
Goodwill and intangible assets, net (non-recurring basis)	$273,557	$—	$—	$273,557
Total assets	$274,778	$—	$1,221	$273,557

Derivative instruments (recurring basis)	$665	$—	$665	$—
Total liabilities	$665	$—	$665	$—

The fair value of long-term debt is estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt approximates its fair value.

In addition to the assets and liabilities described above, our financial instruments also include cash, trade receivables, other accounts receivable, related party receivables, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at March 31, 2010 and December 31, 2009 due to the short-term maturity of these instruments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

f.	Impact of recently issued and adopted accounting pronouncements

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

In 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall” (“ASC 820-10”). The update requires a gross presentation of activities within the Level 3 roll-forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The update was effective for our fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 roll-forward information, which is effective for our fiscal year beginning January 1, 2011. The principal impact from this update will be expanded disclosures regarding our fair value measurements.

Note 3: Acquisitions

a.	Gilon Business Insight Ltd.

On March 25, 2010, we signed a definitive agreement to acquire all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, leading Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or approximately $17,500. An additional payment of up to NIS 9 million, or approximately $2,400, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance goals. The purchase closed on May 4, 2010. The acquisition of Gilon increases our market share in Israel and further positions us as a provider of enterprise solutions, with a blend of enterprise resource planning (“ERP”), business intelligence (“BI”) and customer relationship management (“CRM”) capabilities. We intend to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following our acquisition of Gilon, it became part of Ness Israel under our System Integration and Application Development segment.

b.	Goodwill

In the three months ended March 31, 2010, we decreased our goodwill by $2,120 on account of translation adjustments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2009, we performed our annual impairment test and recorded goodwill impairment of $28,531. As our market capitalization is lower than our stockholders’ equity and in response to changes in our assumptions related to future cash flows and market conditions during the three months ended March 31, 2010, we updated our analysis and performed an impairment test as of March 31, 2010. As a result of the analysis, we concluded that goodwill was not impaired.

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” each time we performed the test, we compared the fair value of each reporting unit to its carrying value. In such a test, if the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. We determined the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenues, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. We corroborated the fair values using the Market Approach. If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill. Determining the fair value of our net assets and our off-balance sheet intangibles would require us to make judgments that involve the use of significant estimates and assumptions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill.

Note 4: Discontinued operations

On January 15, 2010, we closed a share purchase agreement with a privately-held Dutch company to sell the shares of our indirectly wholly-owned subsidiary Ness Benelux for a total of €1.2 million, or $1,711. Prior to the sale, Ness Benelux operated as part of Ness Europe under our System Integration and Application Development segment and was engaged primarily in providing IT professional services in the Netherlands.

On February 1, 2010, our board of directors resolved to sell our operations in the Asia Pacific region, and on April 24, 2010, we signed a definitive asset transfer agreement with the buyer. Ness Asia Pacific operates as part of our System Integration and Application Development segment and is engaged primarily in providing IT professional services in Singapore, Thailand and Malaysia.

On March 29, 2010, our board of directors resolved to sell our NessPRO operations in Europe, and we are currently seeking a buyer for these operations. NessPRO Europe operates as part of our former Software Distribution segment and is engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal.

The results of operations for Ness Asia Pacific and NessPRO Europe for the three months ended March 31, 2010, and the results of operations for Ness Benelux, Ness Asia Pacific and NessPRO Europe for the three months ended March 31, 2009, including revenues and operating expenses, have been reclassified in the accompanying income statements as discontinued operations in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). In addition, our balance sheets at December 31, 2009 and March 31, 2010 have been reclassified to reflect the assets and liabilities of these operations as assets and liabilities of discontinued operations within current assets and current liabilities; and our statements of cash flows for the three months ended March 31, 2009 and 2010 have been reclassified to reflect the cash flows used in or provided by discontinued operations.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The results of operations for Ness Asia Pacific for the three months ended March 31, 2009 and 2010, that were reported separately as discontinued operations in the consolidated statements of income are summarized as follows:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Revenues	$3,602	$4,783
Operating loss	$(661)	$(2,286)
Net loss from discontinued operations	$(764)	$(2,305)

Basic net earnings per share from discontinued operations	$(0.02)	$(0.06)
Diluted net earnings per share from discontinued operations	$(0.02)	$(0.06)

The results of operations NessPRO Europe for the three months ended March 31, 2009 and 2010, that were reported separately as discontinued operations in the consolidated statements of income are summarized as follows:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Revenues	$4,923	$3,787
Operating loss	$(357)	$(2,991)
Net loss from discontinued operations	$(277)	$(3,082)

Basic net earnings per share from discontinued operations	$(0.01)	$(0.08)
Diluted net earnings per share from discontinued operations	$(0.01)	$(0.08)

The results of operations Ness Benelux for the three months ended March 31, 2009, that were reported separately as discontinued operations in the consolidated statements of income are summarized as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Three months ended
March 31, 2009
(Unaudited)

Revenues	$1,628
Operating income	$115
Net income from discontinued operations	$98

Basic net earnings per share from discontinued operations	$(0.00)
Diluted net earnings per share from discontinued operations	$(0.00)

Note 5: Insurance settlement related to 2007 arbitration expense, net of related expenses

On March 31, 2009, we received a settlement payment of $2,610, net of related expenses, from our liability insurance provider related to the arbitration settlement which we recognized in the fourth quarter of 2007, using the exchange rate prevailing on the payment date. No further payments from our insurance provider are expected related to this matter.

Note 6: Commissions related to the sale of Israeli SAP sales and distribution operations

In the three months ended March 31, 2009, we recorded income of $2,534, representing commissions related to the sale of our SAP sales and distribution operations in Israel to SAP AG in August 2008, in connection with meeting certain performance criteria for 2008.

Note 7: Derivative Instruments

ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., they hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. Derivatives that are designated and qualify as hedges of forecasted transactions (i.e., cash flow hedges) are carried at fair value with the effective portion of a derivative’s gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods in which the hedged forecasted transaction affects earnings. For derivative instruments that are not designated and qualified as hedging instruments, the gains or losses on the derivative instruments are recognized in current earnings during the period of the change in fair values.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Cash Flow Hedging Strategy:

At March 31, 2010, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates and as such there was no ineffectiveness related to these derivatives for the three months ended March 31, 2010. At March 31, 2010, the aggregate notional amount of the interest rate swaps was $22,341, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at March 31, 2010, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At March 31, 2010, the notional amount of foreign exchange forward contracts we entered into was $40,000 and there was no ineffectiveness related to these foreign exchange forward contracts for the three months ended March 31, 2010, with all unrealized gains being deferred in accumulated other comprehensive income. The asset is presented within other accounts receivable and prepaid expenses on the balance sheet at March 31, 2010, as foreign exchange forward contracts expire through March 31, 2011.

Derivatives Instruments Not Designated as Hedging Strategy:

We enter into foreign exchange forward contracts to hedge a portion of our trade payables and receivables for a period of one to three months. The purpose of the foreign currency instruments is to protect the fair value of our trade payables and receivables due to foreign exchange rates. All gains and losses related to such derivative instrument are recorded in financial expenses, net.

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets		Liabilities
	Balance Sheet Item	March 31, 2010	Balance Sheet Item	March 31, 2010
		(Unaudited)		(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$1,689	“Other accounts payable and accrued expenses”	$—
Interest rate swap		—	“Other long-term liabilities”	501
Total cash flow hedging		$1,689		$501
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	5	“Other accounts payable and accrued expenses”	1,262
Total derivatives		$1,694		$1,763

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

		Gain (loss) Recognized in Statements of Income
	Gain (loss)		Three	Three
	Recognized in Other		months	months
	Comprehensive		Ended	ended
	Income		March 31,	March 31,
	March 31, 2010	Statements of Income Item	2009	2010
	(Unaudited)		(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$1,489	“Cost of revenues” and “Total operating expenses”	$(1,860)	$753
Interest rate swap	(246)	“Financial expenses, net”	(37)	(131)
Total cash flow hedging	$1,243		$(1,897)	$622
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	(973)	(980)
Total derivatives			$(2,870)	$(358)

Note 8: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to or our property is subject to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5,600, using the exchange rate prevailing at March 31, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21,400, using the exchange rate prevailing at March 31, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were transferred to the Israeli District Court located in Tel Aviv and the first pretrial hearing for both claims is set for September 7, 2010. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2009 and March 31, 2010 is $36,650 and $35,240, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of approximately $2,554 held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

d.	Covenants

Long-term loans and bank guarantees contain customary restrictive covenants as further discussed below. Failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

1.
Long-term loans denominated in dollars and euros contain covenants which, among other things, require us to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010. As of March 31, 2010, we were in compliance and expect to remain in compliance with these covenants.

2.
A long-term loan and bank guarantees denominated in NIS contain covenants which, among other things, require our Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of March 31, 2010, we were in compliance with these covenants.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Net income (loss)	$1,528	$(4,689)
Foreign currency translation adjustments, net	(22,733)	(1,482)
Unrealized income on foreign exchange forward contracts and interest rate swap	232	794
Comprehensive loss	$(20,973)	$(5,377)

b.	Changes in accumulated other gain (loss) due to cash flow hedging strategy:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$(4,000)	$449
Mark to market of foreign exchange forward contracts and interest rate swap	(1,492)	1,416
Loss (gain) recognized in earnings during the period	1,872	(622)
Balance at the end of the period	$(3,620)	$1,243

c.	Option exercises:

In the three months ended March 31, 2009 and 2010, no options to purchase our common stock were exercised.

d.	Treasury stock:

During the three months ended March 31, 2009 and 2010, we repurchased 388,722 and 116,700 shares of our common stock on the open market for an aggregate purchase price of $1,217 and $611, respectively.

Note 10: Segment Reporting

Our segment information has been prepared in accordance with ASC Topic 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and assess performance. Our chief operating decision-maker is our chief executive officer, who evaluates our performance and allocates resources based on segment revenues and operating profit.

We no longer report a separate Software Distribution segment, as we reclassified our European software distribution operations as discontinued operations and we reclassified our Israeli software distribution operations to our System Integration and Application Development segment, effective as of January 1, 2010, as a result of the resolution of our board of directors to sell our European software distribution operations. Segment data for prior periods has been restated to reflect the current organization of the segments.

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

2.
System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development, consulting and software distribution. We provide these services to customers in over 20 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

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

The table below presents financial information for our reportable segments:

	Three months ended March 31, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$26,397	$106,936	$—	$133,333
Operating income (loss)	$3,853	$3,227	$(4,663)	2,417
Financial expenses, net				(209)
Income before taxes on income				$2,208

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended March 31, 2009
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$24,966	$101,315	$—	$126,281
Operating income (loss)	$4,114	$5,311	$(5,156)	4,269
Financial expenses, net				(1,156)
Income before taxes on income				$3,113

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three months ended March 31, 2009 and 2010, and long-lived assets as of December 31, 2009 and March 31, 2010:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$45,270	$47,639
North America	42,479	45,249
Europe (excluding Czech Republic)	20,035	20,096
Czech Republic	16,438	18,905
Asia Pacific	2,059	1,444
	$126,281	$133,333

	December 31, 2009	March 31, 2010
		(Unaudited)
Long-lived assets:
Israel	$21,984	$22,302
India	6,812	6,311
Europe	4,183	3,546
North America	2,760	2,540
	$35,739	$34,699

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 11: Income Taxes

As of March 31, 2010 the total of our unrecognized tax benefits was $4,250, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $701 at March 31, 2010. During the three months ended March 31, 2010, we recorded $63 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of March 31, 2010 is as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Balance as of January 1, 2010	$3,892
Reductions related to changes in interest rates and foreign currency exchange rates	(22)
Additions related to tax positions taken during the period	380
Balance as of March 31, 2010	$4,250

The amount of income taxes we pay is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of our global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 2004 with respect to our primary locations.

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

Note 12: Basic and Diluted Net Earnings per Share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with ASC Topic 260, “Earnings per Share.”

The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss), numerator for basic and diluted per share	$1,528	$(4,689)

Denominator:
Weighted average number of shares of common stock, denominator for basic net earnings per share from continuing operations, denominator for basic net earnings (loss) per share, denominator for diluted net loss per share	38,922	38,299
Effect of dilutive securities:
Employee stock options and restricted stock units	593	423
Denominator for diluted net earnings per share from continuing operations, denominator for diluted net earnings per share - weighted average assuming exercise of options and restricted stock units	39,515	38,722

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share from continuing operations and diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 5,028,064 for the three months ended March 31, 2009 and 4,359,898 for the three months ended March 31, 2010.

Note 13: Subsequent Events

On April 24, 2010, we signed a definitive asset transfer agreement with the buyer of our operations in the Asia Pacific region. The sale is expected to close during the three months ended June 30, 2010. See Note 4.

On May 4, 2010, we closed our acquisition of Gilon Business Insight Ltd. See Note 3(a).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global provider of information technology, or IT, and business services and solutions with specialized expertise in software product engineering; system integration, application development, consulting and software distribution. We deliver our portfolio of services and solutions using a global delivery model combining offshore, near-shore and local teams. The primary industries, or verticals, we serve include high-tech companies and independent software vendors, or ISVs; utilities and public sector; financial services; defense and homeland security; and life sciences and healthcare.

We have operations in North America, Europe, Israel and India, serving customers in over 20 countries. We combine our deep expertise in the verticals we serve and strong technical capabilities to provide a complete range of high quality services on a global scale. By integrating our local and international personnel in focused business and project teams, we leverage our corporate knowledge and experience, intellectual property and global infrastructure to develop innovative solutions for clients across the geographic areas and verticals we serve. Through our global delivery model, which includes lower-cost offshore and near-shore delivery capabilities, we can achieve meaningful cost reductions or other benefits for our clients.

Our revenues increased to $133.3 million for the three months ended March 31, 2010, from $126.3 million for the three months ended March 31, 2009. Net income from continuing operations decreased to $0.7 million for the three months ended March 31, 2010 from $2.5 million for the three months ended March 31, 2009.

The dollar weakened by an average of 8% against the NIS and by an average of 10% against the euro and other relevant European currencies in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Since approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies, we estimate that our revenues were $7.9 million higher, and our operating income was $0.4 million lower, in the three months ended March 31, 2010 as a result of changes in foreign currency exchange rates versus their average rates for the three months ended March 31, 2009.

Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2010, no client accounted for more than 7.5% of our revenues and our largest twenty clients together accounted for approximately 43% of our revenues. For the three months ended March 31, 2010, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 14%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2010.

Our backlog from continuing operations as of March 31, 2010 was $663 million, compared to $639 million as of March 31, 2009. The difference represents a year-over-year backlog decrease for continuing operations of $3 million and an increase in the dollar value of our non-U.S. backlog due to the weaker dollar of $27 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to the backlog.

For the three months ended March 31, 2010, the percentage of our revenues derived from clients in Europe was 29%; in Israel, 36%; in North America, 34%; and in Asia Pacific, 1%.

As of March 31, 2010, we had approximately 7,470 employees related to continuing operations, including approximately 6,495 IT professionals. Of the 7,470 employees, approximately 2,945 were in India, 2,530 were in Israel, 1,445 were in Europe, 495 were in North America and 55 were in Asia Pacific.

Recent Developments

On January 15, 2010, we closed a share purchase agreement with a privately-held Dutch company to sell the shares of our indirectly wholly-owned subsidiary Ness Benelux for a total of €1.2 million, or $1.7 million. Prior to the sale, Ness Benelux operated as part of Ness Europe under our System Integration and Application Development segment and was engaged primarily in providing IT professional services in the Netherlands.

On February 1, 2010, our board of directors resolved to sell our operations in the Asia Pacific region, which operate as part of our System Integration and Application Development segment and are engaged primarily in providing IT professional services in Singapore, Thailand and Malaysia; and on April 24, 2010, we signed a definitive asset transfer agreement with the buyer.

On March 29, 2010, our board of directors resolved to sell our NessPRO operations in Europe, and we are currently seeking a buyer for these operations, which operate as part of our former Software Distribution segment and are engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal.

The determination to offer these units for sale is part of our restructuring effort with respect to selected smaller operations that are unprofitable or that we determined are not strategic to our planned future operations and growth. The operations have been classified as discontinued operations.

On March 25, 2010, we signed a definitive agreement to acquire all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, leading Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or approximately $17.5 million. An additional payment of up to NIS 9 million, or approximately $2.4 million, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance goals. The purchase was closed on May 4, 2010. The acquisition of Gilon increases our market share in Israel and further positions us as a provider of enterprise solutions, with a blend of ERP, BI and CRM capabilities. We intend to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following our acquisition of Gilon, it became part of Ness Israel under our System Integration and Application Development segment.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2009	2010

Revenues	100.0%	100.0%
Cost of revenues	74.7	72.4
Gross profit	25.3	27.6

Operating expenses:
Selling and marketing	7.3	7.5
General and administrative	18.7	18.3
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2.1)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	(2.0)	—
Total operating expenses	21.9	25.8

Operating income	3.4	1.8
Financial expenses, net	(0.9)	(0.2)
Income before taxes on income	2.5	1.7

Taxes on income	0.5	1.1
Net income from continuing operations	2.0	0.5

Net loss from discontinued operations	(0.7)	(4.0)
Net income (loss)	1.2	(3.5)

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase
	2009	2010	$	%

Revenues	$126,281	$133,333	7,052	5.6
Cost of revenues	94,359	96,521	2,162	2.3
Gross profit	$31,922	$36,812	4,890	15.3
Gross margin	25.3%	27.6%

Revenues

Our revenues increased from $126.3 million in the three months ended March 31, 2009 to $133.3 million in the three months ended March 31, 2010, representing an increase of $7.1 million, or 5.6%. This increase was primarily due to the similar revenues of our System Integration and Application Development segment compared to the three months ended March 31, 2009 as it benefitted from the initial stages of the economic recovery in North America and Israel, despite the continued recessionary environment in Central and Eastern Europe, an increase in revenues of our Software Product Engineering segment, representing $1.3 million, and foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $7.9 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $94.4 million in the three months ended March 31, 2009 to $96.5 million in the three months ended March 31, 2010, representing an increase of $2.2 million, or 2.3%. The increase was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $6.1 million, offset by severance expenses in the three months ended March 31, 2009, mainly in Europe, for which there was no corresponding expense in the three months ended March 31, 2010, representing $1.0 million.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $31.9 million in the three months ended March 31, 2009 to $36.8 million in the three months ended March 31, 2010, representing an increase of $4.9 million, or 15.3%. The increase was due primarily to the increase in our revenues, representing $7.1 million, the absence of severance expenses, representing $1.0 million, and foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $1.8 million. Gross margin increased from 25.3% in the three months ended March 31, 2009 to 27.6% in the three months ended March 31, 2010 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2009	2010	$	%

Selling and marketing	$9,212	$10,053	841	9.1
General and administrative	23,585	24,342	757	3.2
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2,610)	—	2,610	(100.0)
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—	2,534	(100.0)
Total operating expenses	27,653	34,395	6,742	24.4
Operating income	$4,269	$2,417	(1,852)	(43.4)

Selling and marketing

Selling and marketing expenses increased from $9.2 million in the three months ended March 31, 2009 to $10.1 million in the three months ended March 31, 2010, representing an increase of $0.8 million, or 9.1%. This increase was due primarily to foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $0.7 million.

General and administrative

General and administrative expenses increased from $23.6 million in the three months ended March 31, 2009 to $24.3 million in the three months ended March 31, 2010, representing an increase of $0.8 million, or 3.2%. This increase was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $1.5 million, offset by severance expenses in the three months ended March 31, 2009 for which there was no corresponding expense in the three months ended March 31, 2010, representing $1.7 million.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In the three months ended March 31, 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in the three months ended March 31, 2010.

Commissions related to the sale of Israeli SAP sales and distribution operations

In the three months ended March 31, 2009, we recorded income of $2.5 million, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008. There was no corresponding income in the three months ended March 31, 2010.

Operating Income

Operating income decreased from $4.3 million in the three months ended March 31, 2009 to $2.4 million in the three months ended March 31, 2010, representing a decrease of $1.9 million, or 43.4%. The major factors contributing to this decrease were income in the three months ended March 31, 2009 from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, commissions recognized in the three months ended March 31, 2009 by NessPRO Israel (at the time a part of our former Software Distribution segment and now part of our System Integration and Application Development segment) related to the August 2008 sale of our SAP sales and distribution operations, representing $2.5 million, and foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.4 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $2.9 million, and a decrease in unallocated expenses, representing $0.9 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2009	2010	$	%

Operating income	$4,269	$2,417	(1,852)	(43.4)
Financial expenses, net	(1,156)	(209)	947	(81.9)
Income before taxes on income	3,113	2,208	(905)	(29.1)
Taxes on income	642	1,510	868	135.2
Net income from continuing operations	2,471	698	(1,773)	(71.8)
Net loss from discontinued operations	(943)	(5,387)	(4,444)	471.3
Net income (loss)	$1,528	$(4,689)	(6,217)	N/A

Financial expenses, net

Financial expenses, net, decreased from $1.2 million in the three months ended March 31, 2009 to $0.2 million in the three months ended March 31, 2010, representing a decrease of $0.9 million, or 81.9%. This decrease was due primarily to a reduction in our average net debt, representing $0.2 million, lower interest rates on our long-term debt, representing $0.1 million, and the favorable impact of exchange rate differences, representing $0.6 million. Our average net debt changed from $34.5 million in the three months ended March 31, 2009 to $5.0 million in the three months ended March 31, 2010.

Taxes on income

Our taxes on income increased from $0.6 million in the three months ended March 31, 2009 to $1.5 million in the three months ended March 31, 2010, representing an increase of $0.9 million, or 135.2%. This increase was due primarily to our inability to utilize existing deferred tax assets or create new deferred tax assets in certain jurisdictions where we are still experiencing losses, representing $1.4 million, offset by a decrease of $0.5 million resulting from our lower taxable income. Our effective tax rate in the three months ended March 31, 2010 was 68.4%, compared to 20.6% in the three months ended March 31, 2009 as a result of these factors.

Net income from continuing operations

Net income from continuing operations decreased from $2.5 million in the three months ended March 31, 2009 to $0.7 million in the three months ended March 31, 2010, representing a decrease of $1.8 million, or 71.8%. The decrease was due primarily to our decrease in operating income of $1.9 million, and our increase in taxes on income, representing $0.9 million, partially offset by our decrease in financial expenses, net, representing $0.9 million.

Net loss from discontinued operations

Our net loss from discontinued operations increased from $0.9 million in the three months ended March 31, 2009 to $5.4 million in the three months ended March 31, 2009, representing an increase of $4.4 million, or 471.3%. The increase was due primarily to additional restructuring expenses in our NessPRO Europe and Asia Pacific operations, representing $3.2 million. The results of NessPRO Europe were reclassified as discontinued operations, and its long-term assets written off, following our March 29, 2010 resolution to seek a buyer for the operations. Also included in discontinued operations are our Ness Asia Pacific operations, which our board of directors resolved on February 1, 2010 to sell and in respect of which we signed a definitive asset transfer agreement with the buyer on April 24, 2010, and our Ness Benelux subsidiary, which we sold to a third party on January 15, 2010.

Net income (loss)

Net income changed from $1.5 million in the three months ended March 31, 2009 to a net loss of $4.7 million in the three months ended March 31, 2010, representing a change of $6.2 million. The change was due primarily to our larger net loss from discontinued operations, representing $4.4 million, our decrease in operating income, representing $1.9 million, and our increase in taxes on income, representing $0.9 million, partially offset by our decrease in financial expenses, representing $0.9 million.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2009, which were reclassified in accordance with the changes to our discontinued operations described in Note 4 of the accompanying financial notes. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
	(unaudited) (dollars in thousands)

Revenues	$145,990	$153,810	$150,487	$154,325	$126,281	$126,887	$123,202	$135,577
Cost of revenues	104,868	108,332	112,451	114,725	94,359	92,542	89,780	109,380
Gross profit	41,122	45,478	38,036	39,600	31,922	34,345	33,422	26,197
Operating expenses:
Selling and marketing	10,561	11,713	10,939	11,843	9,212	9,681	10,033	12,242
General and administrative	20,509	24,350	22,875	24,694	23,585	21,233	19,521	25,253
Gain from sale of SAP sales and distribution operations, net	—	—	(18,366)	—	—	—	—	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	—	(2,610)	—	—	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	—	(2,534)	—	—	—
Total operating expenses	31,070	36,063	15,448	36,537	27,653	30,914	29,554	37,495
Operating income (loss)	10,052	9,415	22,588	3,063	4,269	3,431	3,868	(11,298)
Financial expenses, net	(1,360)	(896)	(967)	(1,875)	(1,156)	(666)	(388)	(788)
Other income (expenses), net	—	—	(392)	2	—	—	—	—
Income (loss) before taxes on income	8,692	8,519	21,229	1,190	3,113	2,765	3,480	(12,086)
Taxes on income	1,748	1,671	5,422	295	642	537	826	5,266
Net income (loss) from continuing operations	$6,944	$6,848	$15,807	$895	$2,471	$2,228	$2,654	$(17,352)
Net income (loss) from discontinued operations	(50)	1,242	340	3,433	(943)	(1,186)	(1,812)	(38,514)
Net income (loss)	$6,894	$8,090	$16,147	$4,328	$1,528	$1,042	$842	$(55,866)

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

We no longer report a separate Software Distribution segment, as we reclassified our European software distribution operations as discontinued operations and we reclassified our Israeli software distribution operations to our System Integration and Application Development segment, effective as of January 1, 2010, as a result of the resolution of our board of directors to sell our European software distribution operations. Segment data for prior periods has been restated to reflect the current organization of the segments.

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

2.
System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development, consulting and software distribution. We provide these services to customers in over 20 countries throughout North America, Europe, Israel and Asia Pacific. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended March 31,
Segment Data:	2009	2010

Revenues:
Software Product Engineering	$24,966	$26,397
System Integration and Application Development	101,315	106,936
	$126,281	$133,333
Operating Income (Loss):
Software Product Engineering	$4,114	$3,853
System Integration and Application Development	5,311	3,227
Unallocated Expenses	(5,156)	(4,663)
	$4,269	$2,417

Liquidity and Capital Resources

Overview

As of March 31, 2010, we had cash and cash equivalents, restricted cash and short-term bank deposits of $64.9 million compared to $68.6 million as of December 31, 2009. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2009	2010

Net cash provided by operating activities	$8,594	$4,735
Net cash provided by (used in) investing activities	(17,101)	2,647
Net cash used in financing activities	(2,983)	(4,232)
Effect of exchange rate changes on cash and cash equivalents	(1,273)	(2,174)
Increase (decrease) in cash and cash equivalents	(12,763)	976
Cash and cash equivalents at the beginning of the period	44,585	40,218
Cash and cash equivalents at the end of the period	$31,822	$41,194

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net cash provided by operating activities was $4.7 million in the three months ended March 31, 2010, compared to $8.6 million in the three months ended March 31, 2009. The major factors contributing to the decrease were a smaller decrease in our trade receivables and unbilled receivables together, representing $18.3 million, and lower net income from continuing operations, representing $1.8 million, offset by a smaller decrease in other accounts payable and accrued expenses, representing $9.6 million, a small decrease in trade payables, representing $3.9 million, and commissions in the three months ended March 31, 2009 related to the 2008 sale of our Israeli SAP sales and distribution operations, representing $2.5 million.

Net cash provided by investing activities was $2.6 million in the three months ended March 31, 2010, compared to net cash used of $17.1 million in the three months ended March 31, 2009. The major factor contributing to the change was proceeds from maturity of short-term bank deposits in the three months ended March 31, 2010 compared to investment in short-term bank deposits in the three months ended March 31, 2009, representing $16.7 million.

Net cash used in financing activities was $4.2 million in the three months ended March 31, 2010, compared to $3.0 million in the three months ended March 31, 2009. The major factors contributing to the increase were greater principal payments of long-term debt, representing $1.4 million, and repayments of short-term bank credit in the three months ended March 31, 2010 compared to proceeds from short-term bank credit in the three months ended March 31, 2009, representing $0.7 million, offset by lower repurchase of share as part of our share repurchase plan, representing $0.6 million.

The effect of exchange rate changes on cash and cash equivalents was ($2.2) million in the three months ended March 31, 2010, compared to ($1.3) million in the three months ended March 31, 2009. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At March 31, 2010, we had three long-term loans taken in 2007 to fund acquisitions: a long-term loan from a commercial bank in the amount of €6.9 million, or $9.3 million, to fund the acquisition of NessPRO Italy S.p.A., taken originally in September 2007; a long-term loan from a commercial bank in the amount of €11.8 million, or $15.9 million, to fund the acquisition of FMC Consulting and Informatics Ltd., taken in November 2007; and a long-term loan from a commercial bank in the amount of $10.2 million to fund the acquisition of MS9 Consulting LLC, taken in November 2007. In addition, we had a long-term loan from a commercial bank in the amount of €11.1 million, or $14.9 million, taken in March 2008 and a long-term loan from a commercial bank in the amount of $12.2 million, taken originally in April 2009. The $12.2 million loan matures over four years with principal payments commencing in the first year. Each other long-term loan matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, and is paid quarterly. The long-term loans contain covenants which, among other things, require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010. As of March 31, 2010, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.6 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at March 31, 2010, one of our Israeli subsidiaries had a long-term loan of NIS 12.6 million, or $3.4 million, from a commercial bank, taken originally in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things, require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of March 31, 2010, we were in compliance and expect to remain in compliance with these covenants.

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

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2010.

Contractual Obligations

As of March 31, 2010, except for the short-term and long-term loans obtained through March 31, 2010, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010.

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

As an example, a decrease of 10% in the value of the euro relative to the U.S. dollar in the three months ended March 31, 2010 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.2 million for that period, while an increase of 10% in the value of the euro relative to the U.S. dollar in the three months ended March 31, 2010 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.2 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.6 million, using the exchange rate prevailing at March 31, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21.4 million, using the exchange rate prevailing at March 31, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were transferred to the Israeli District Court located in Tel Aviv and the first pretrial hearing for both claims is set for September 7, 2010. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2008, our board of directors authorized a stock repurchase program, under which we could repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. On November 1, 2009, our board of directors approved a 12-month extension of the stock repurchase plan.

During the three months ended March 31, 2010, we purchased a total of 116,700 shares at an average price of $5.24 per share, for an aggregate purchase price of $610,944. The remaining authorized number of shares that may be repurchased under the plan is 2,653,596.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	104,900	$5.21	104,900	2,665,396
February 1-28, 2010	11,800	$5.48	11,800	2,653,596
March 1-31, 2010	—	$—	—	2,653,596
Total	116,700	$5.24	116,700	2,653,596

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President and Director
(principal executive officer)

Date: May 6, 2010	By:	/s/ Ofer Segev
Ofer Segev
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.