Form 10-Q
period 2010-06-30
NESS TECHNOLOGIES INC
filed 2010-08-05
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Ness Tower	Ness Technologies
Atidim High-Tech Industrial Park, Building 4	3 University Plaza, Suite 600
Tel Aviv 61580, Israel	Hackensack, NJ 07601
Telephone: +972 (3) 766-6800	Telephone: (201) 488-7222
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

As of July 30, 2010, 38,001,090 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets – December 31, 2009 and June 30, 2010 (Unaudited)	3
Consolidated Statements of Income – Three and six months ended June 30, 2009 and 2010 (Unaudited)	5
Consolidated Statements of Cash Flows – Six months ended June 30, 2009 and 2010 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – June 30, 2010 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Forward-Looking Statements	24
Overview	24
Consolidated Results of Operations	25
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009	26
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009	28
Results by Business Segment	31
Liquidity and Capital Resources	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Evaluation of Disclosure Controls and Procedures	35
Changes in Internal Control Over Financial Reporting	36

PART II – OTHER INFORMATION	37

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults upon Senior Securities	37
Item 4. (Removed and Reserved)	38
Item 5. Other Information	38
Item 6. Exhibits	38

SIGNATURES	39

EXHIBIT INDEX	40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,218	$35,093
Restricted cash	2,470	2,474
Short-term bank deposits	25,939	15,556
Trade receivables, net of allowance for doubtful accounts of $2,789 at December 31, 2009 and $2,519 at June 30, 2010	131,452	136,725
Unbilled receivables	28,012	32,625
Other accounts receivable and prepaid expenses	27,832	26,677
Work in progress	9,690	7,111
Total assets attributed to discontinued operations	43,212	28,391
Total current assets	308,825	284,652

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,083	6,575
Unbilled receivables	4,654	4,417
Deferred income taxes, net	3,608	2,442
Severance pay fund	53,145	53,726
Property and equipment, net	35,739	34,019
Intangible assets, net	10,016	11,672
Goodwill	263,541	265,039
Total long-term assets	376,786	377,890

Total assets	$685,611	$662,542

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2009	June 30, 2010
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$500	$8,792
Current maturities of long-term debt	21,332	24,035
Trade payables	30,914	40,573
Advances from customers and deferred revenues	40,639	36,134
Other accounts payable and accrued expenses	99,464	94,256
Total liabilities attributed to discontinued operations	25,461	14,561
Total current liabilities	218,310	218,351

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	50,836	46,965
Other long-term liabilities	6,689	7,276
Deferred income taxes	2,045	2,489
Accrued severance pay	56,443	57,311
Total long-term liabilities	116,013	114,041

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2009 and at June 30, 2010; Issued and outstanding: none at December 31, 2009 and June 30, 2010	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2009 and at June 30, 2010; Issued: 39,628,994 at December 31, 2009 and at June 30, 2010; Outstanding: 38,399,290 at December 31, 2009 and 38,001,090 at June 30, 2010	396	396
Additional paid-in capital	332,928	334,528
Accumulated other comprehensive income	16,176	253
Retained earnings	6,476	1,830
Treasury stock, at cost (1,229,704 shares at December 31, 2009 and 1,627,904 at June 30, 2010)	(4,688)	(6,857)
Total stockholders’ equity	351,288	330,150

Total liabilities and stockholders’ equity	$685,611	$662,542

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$126,887	$139,701	$253,168	$273,034
Cost of revenues	92,542	102,275	186,901	198,796
Gross profit	34,345	37,426	66,267	74,238

Selling and marketing	9,681	9,838	18,893	19,891
General and administrative	21,233	24,551	44,818	48,893
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	(2,610)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	(2,534)	—
Total operating expenses	30,914	34,389	58,567	68,784

Operating income	3,431	3,037	7,700	5,454
Financial expenses, net	(666)	(442)	(1,822)	(651)
Income before taxes on income	2,765	2,595	5,878	4,803

Taxes on income	537	1,707	1,179	3,217
Net income from continuing operations	$2,228	$888	$4,699	$1,586

Net loss from discontinued operations	(1,186)	(845)	(2,129)	(6,232)
Net income (loss)	$1,042	$43	$2,570	$(4,646)

Basic net earnings per share from continuing operations	$0.06	$0.02	$0.12	$0.04
Diluted net earnings per share from continuing operations	$0.06	$0.02	$0.12	$0.04

Basic and diluted net loss per share from discontinued operations	$(0.03)	$(0.02)	$(0.05)	$(0.16)

Basic net earnings (loss) per share	$0.03	$0.00	$0.07	$(0.12)
Diluted net earnings (loss) per share	$0.03	$0.00	$0.07	$(0.12)

(*)	Includes stock-based compensation, as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of revenues	$57	$102	$120	$155
Selling and marketing	46	41	103	85
General and administrative	725	188	1,533	920

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,570	$(4,646)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	2,129	6,232
Stock-based compensation	1,756	1,600
Currency fluctuation of restricted cash and short-term bank deposits	—	(415)
Depreciation and amortization	8,423	8,631
Loss (gain) on sale of property and equipment and impairment and sale of cost investments	(205)	79
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—
Decrease (increase) in trade receivables, net	38,709	(6,719)
Decrease (increase) in unbilled receivables	894	(5,680)
Decrease (increase) in other accounts receivable and prepaid expenses	(1,949)	1,423
Decrease (increase) in work-in-progress	(343)	1,393
Increase in long-term prepaid expenses	(346)	(540)
Deferred income taxes, net	513	847
Increase (decrease) in trade payables	(13,387)	11,473
Decrease in advances from customers and deferred revenues	(1,200)	(2,851)
Decrease in other accounts payable and accrued expenses	(14,810)	(8,369)
Increase in other long-term liabilities	472	882
Increase (decrease) in accrued severance pay, net	(1,384)	266
Net cash used in discontinued operations	(1,853)	(3,712)
Net cash provided by (used in) operating activities	17,455	(106)

Cash flows from investing activities:
Consideration from sale of a consolidated subsidiary	—	1,711
Net cash paid for acquisition of a consolidated subsidiary	—	(16,259)
Cash paid for acquisition of intangible assets	—	(513)
Additional payments in connection with acquisitions of subsidiaries in prior periods	(14,395)	(1,330)
Proceeds from maturity of (investment in) short-term bank deposits, net	(15,778)	10,791
Proceeds from sale of property and equipment	703	—
Purchase of property and equipment and capitalization of software developed for internal use	(4,864)	(5,287)
Net cash used in discontinued operations	(1,808)	—
Net cash used in investing activities	(36,142)	(10,887)

Cash flows from financing activities:
Repurchase of shares	(2,037)	(2,169)
Acquired subsidiary’s dividend to its former shareholder	(683)	—
Short-term bank loans and credit, net	(4,560)	6,361
Proceeds from long-term debt	15,000	13,364
Principal payments of long-term debt	(2,161)	(8,701)
Net cash provided by financing activities	5,559	8,855

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(1,101)	(2,987)
Decrease in cash and cash equivalents	(14,229)	(5,125)
Cash and cash equivalents at the beginning of the period	44,585	40,218
Cash and cash equivalents at the end of the period	$30,356	$35,093

Non-cash activity

Gain (loss) from mark-to-market of foreign exchange forward contracts and interest rate swap	$326	$(333)

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

The accompanying consolidated balance sheet as of June 30, 2010, consolidated statements of income for the three and six months ended June 30, 2009 and 2010 and consolidated statements of cash flows for the six months ended June 30, 2009 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2010, our consolidated results of operations for the three and six months ended June 30, 2009 and 2010 and our consolidated cash flows for the six months ended June 30, 2009 and 2010.

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

Results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

We categorize the fair value of our financial assets and liabilities according to the hierarchy established by the Financial Accounting Standards Board (“FASB”), which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to its fair value measurement.

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

Assets and liabilities measured at fair value under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of June 30, 2010 were presented on our Consolidated Balance Sheet as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$7	$—	$7	$—
Goodwill and intangible assets, net (non-recurring basis)	$276,711		$—	$276,711
Total assets	$276,718	$—	$7	$276,711

Derivative instruments (recurring basis)	$1,106	$—	$1,106	$—
Total liabilities	$1,106	$—	$1,106	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2009 were presented on our Consolidated Balance Sheet as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,221	$—	$1,221	$—
Goodwill and intangible assets, net (non-recurring basis)	$273,557	$—	$—	$273,557
Total assets	$274,778	$—	$1,221	$273,557

Derivative instruments (recurring basis)	$665	$—	$665	$—
Total liabilities	$665	$—	$665	$—

The fair value of long-term debt is estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt approximates its fair value.

In addition to the assets and liabilities described above, our financial instruments also include cash, trade receivables, other accounts receivable, related party receivables, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at June 30, 2010 and December 31, 2009 due to the short-term maturity of these instruments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

f.	Impact of recently issued and adopted accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall” (“ASC 820-10”). The update requires a gross presentation of activities within the Level 3 roll-forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The update was effective for our fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 roll-forward information, which is effective for our fiscal year beginning January 1, 2011. The principal impact from this update will be expanded disclosures regarding our fair value measurements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310, “Receivables.” The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. We are currently evaluating the impact of these standards on our consolidated financial statements.

Note 3: Acquisitions

a.	Gilon Business Insight Ltd.

On March 25, 2010, we signed a definitive agreement to acquire all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, leading Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or $17,218, and related acquisition and integration costs of $728. The related acquisition and integration costs were recognized as expenses in our operating expenses. An additional payment of up to NIS 9 million, or approximately $2,400, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance and retention goals. As of the acquisition date, in anticipation of full achievement of the performance goals, we provided for a present value of $1,292 with respect to the potential additional payment; and the remaining amount consists of retention expenses, which will be recorded during the next two years. The purchase closed on May 4, 2010 and we consolidated the results of Gilon commencing April 1, 2010 due to immateriality. The acquisition of Gilon increases our market share in Israel and further positions us as a provider of enterprise solutions, with a blend of enterprise resource planning (“ERP”), business intelligence (“BI”) and customer relationship management (“CRM”) capabilities. We intend to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following our acquisition of Gilon, it became part of Ness Israel under our System Integration and Application Development segment.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$959
Current assets, excluding cash and cash equivalents	9,498
Property and equipment	113
Customer relations	4,477
Backlog	313
Goodwill	14,305
Current liabilities	(8,116)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(1,292)
Long-term deferred tax liability	(3,039)
Total purchase price	$17,218

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.
Gilon’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity.

b.
The value assigned to the customer-related intangibles amounted to $4,790. The fair value of Gilon’s customer-related intangibles were determined using the Income Approach. Customer-related intangibles are amortized over their estimated useful lives, which are nine years for customer relations and one year for backlog.

c.	Included in deferred tax liability is a liability of $1,079 recorded by the Company for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

d.	Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

b.	Goodwill

In the six months ended June 30, 2010, we increased our goodwill by $14,305 due to the Gilon acquisition and decreased our goodwill by $12,807 on account of translation adjustments.

Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2009, we performed our annual impairment test and recorded goodwill impairment of $28,531. As our market capitalization is lower than our stockholders’ equity and in response to changes in our assumptions related to future cash flows and market conditions during the six months ended June 30, 2010, we updated our analysis and performed an impairment test as of June 30, 2010. As a result of the analysis, we concluded that goodwill was not impaired.

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

The following table presents certain combined unaudited statements of income data for the six months ended June 30, 2009 and 2010 as if our 2010 acquisition of Gilon had occurred on January 1of each respective year, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Six months ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)

Revenues	$263,385	$278,784
Net earnings (loss)	$2,162	$(4,884)

Earnings (loss) per share:
Basic	$0.06	$(0.13)
Diluted	$0.05	$(0.13)

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

On February 1, 2010, our board of directors resolved to sell our operations in the Asia Pacific region, and on April 24, 2010, we signed a definitive asset transfer agreement with the buyer. Ness Asia Pacific operates as part of our System Integration and Application Development segment and is engaged primarily in providing IT professional services in Singapore, Thailand and Malaysia. The sale, which is expected to close during the third quarter of 2010, will be effective as of April 1, 2010.

On March 29, 2010, our board of directors resolved to sell our NessPRO operations in Europe, and we are currently seeking a buyer for these operations. NessPRO Europe operates as part of our former Software Distribution segment and is engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal.

In connection with the acquisition of Gilon, our board of directors resolved to sell its Turkish subsidiary. Therefore, the results of operations of Gilon Turkey were initially classified as discontinued operations. Summary revenue and expenses for this discontinued operation are not presented due to their immateriality.

The results of operations for Ness Asia Pacific and NessPRO Europe for the three and six months ended June 30, 2010, and the results of operations for Ness Benelux, Ness Asia Pacific and NessPRO Europe for the three and six months ended June 30, 2009, including revenues and operating expenses, have been reclassified in the accompanying income statements as discontinued operations in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). In addition, our balance sheets at December 31, 2009 and June 30, 2010 have been reclassified to reflect the assets and liabilities of these operations as assets and liabilities of discontinued operations within current assets and current liabilities; and our statements of cash flows for the six months ended June 30, 2009 and 2010 have been reclassified to reflect the cash flows used in or provided by discontinued operations.

The results of operations for Ness Asia Pacific for the three and six months ended June 30, 2009 and 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,861	$—	$7,463	$4,783
Operating loss	$(435)	$(386)	$(1,096)	$(2,672)
Net loss from discontinued operations	$(368)	$(386)	$(1,132)	$(2,691)

Basic and diluted net loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.07)

The results of operations for NessPRO Europe for the three and six months ended June 30, 2009 and 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,870	$4,026	$9,793	$7,813
Operating loss	$(1,001)	$(376)	$(1,358)	$(3,367)
Net loss from discontinued operations	$(958)	$(459)	$(1,235)	$(3,541)

Basic and diluted net loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.03)	$(0.09)

The results of operations for Ness Benelux for the three and six months ended June 30, 2009, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$1,625	$3,253
Operating income	$143	$258
Net income from discontinued operations	$140	$238

Basic net earnings per share from discontinued operations	$0.00	$0.01
Diluted net earnings per share from discontinued operations	$0.00	$0.01

Note 5: Insurance settlement related to 2007 arbitration expense, net of related expenses

On March 31, 2009, we received a settlement payment of $2,610, net of related expenses, from our liability insurance provider related to the arbitration settlement, which we recognized in the fourth quarter of 2007 using the exchange rate prevailing on the payment date. No further payments from our insurance provider are expected related to this matter.

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

Cash Flow Hedging Strategy:

At June 30, 2010, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates and as such there was no ineffectiveness related to these derivatives for the six months ended June 30, 2010. At June 30, 2010, the aggregate notional amount of the interest rate swaps was $20,481, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at June 30, 2010, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At June 30, 2010, the notional amount of foreign exchange forward contracts we entered into was $49,500 and there was no ineffectiveness related to these foreign exchange forward contracts for the six months ended June 30, 2010, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other accounts receivable and prepaid expenses on the balance sheet at June 30, 2010, as foreign exchange forward contracts expire through June 30, 2011.

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

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet Item	December 31, 2009	June 30, 2010	Balance Sheet Item	December 31, 2009	June 30, 2010
			(Unaudited)			(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$928	$—	“Other accounts payable and accrued expenses”	$77	$440
Interest rate swap		—	—	“Other long-term liabilities”	480	484
Total cash flow hedging		$928	$—		$557	$924
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	293	7	“Other accounts payable and accrued expenses”	108	182
Total derivatives		$1,221	$7		$665	$1,106

	Loss Recognized in Other		Gain (loss) Recognized in Statements of Income
	Comprehensive		Three months ended		Six months ended
	Income	Statements of	June 30,		June 30,
	June 30, 2010	Income Item	2009	2010	2009	2010
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$(277)	“Cost of revenues” and “Total operating expenses”	$(1,093)	$793	$(2,953)	$1,546
Interest rate swap	(240)	“Financial expenses, net”	(66)	(116)	(103)	(247)
Total cash flow hedging	$(517)		$(1,159)	$677	$(3,056)	$1,299
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	420	1,198	(553)	218
Total derivatives			$(739)	$1,875	$(3,609)	$1,517

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5,300, using the exchange rate prevailing at June 30, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $20,500, using the exchange rate prevailing at June 30, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were transferred to the Israeli District Court located in Tel Aviv and the first pretrial hearing for both claims is set for September 7, 2010. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2009 and June 30, 2010 is $36,650 and $34,490, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of approximately $2,474 held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

1.
Long-term loans denominated in dollars and euros contain covenants which, among other things, require us to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010. As of June 30, 2010, we were in compliance and expect to remain in compliance with these covenants.

2.
A long-term loan and bank guarantees denominated in NIS contain covenants which, among other things, require our Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of June 30, 2010, we were in compliance and expect to remain in compliance with these covenants.

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$1,042	$43	$2,570	$(4,646)
Foreign currency translation adjustments, net	21,220	(13,475)	(1,513)	(14,957)
Unrealized income (loss) on foreign exchange forward contracts and interest rate swap	3,150	(1,760)	3,382	(966)
Comprehensive income (loss)	$25,412	$(15,192)	$4,439	$(20,569)

b.	Changes in accumulated other gain (loss) due to cash flow hedging strategy:

	Six months ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$(4,000)	$449
Mark to market of foreign exchange forward contracts and interest rate swap	326	333
Loss (gain) recognized in earnings during the period	3,056	(1,299)
Balance at the end of the period	$(618)	$(517)

c.	Option exercises:

In the six months ended June 30, 2009 and 2010, no options to purchase our common stock were exercised.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

d.	Treasury stock:

During the six months ended June 30, 2009 and 2010, we repurchased 636,163 and 398,200 shares of our common stock on the open market for an aggregate purchase price of $2,037 and $2,169, respectively.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The table below presents financial information for our reportable segments:

	Three months ended June 30, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$28,060	$111,641	$—	$139,701
Operating income (loss)	$4,388	$2,746	$(4,097)	3,037
Financial expenses, net				(442)
Income before taxes on income				$2,595

	Three months ended June 30, 2009
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$25,688	$101,199	$—	$126,887
Operating income (loss)	$4,096	$3,228	$(3,893)	3,431
Financial expenses, net				(666)
Income before taxes on income				$2,765

	Six months ended June 30, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$54,457	$218,577	$—	$273,034
Operating income (loss)	$8,241	$5,973	$(8,760)	5,454
Financial expenses, net				(651)
Income before taxes on income				$4,803

	Six months ended June 30, 2009
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$50,654	$202,514	$—	$253,168
Operating income (loss)	$8,210	$8,539	$(9,049)	7,700
Financial expenses, net				(1,822)
Income before taxes on income				$5,878

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and six months ended June 30, 2009 and 2010, and long-lived assets as of December 31, 2009 and June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$42,371	$51,327	$87,641	$98,966
North America	43,544	48,381	86,023	93,630
Europe (excluding Czech Republic)	19,903	20,986	39,939	41,082
Czech Republic	18,698	17,178	35,135	36,083
Asia Pacific	2,371	1,829	4,430	3,273
	$126,887	$139,701	$253,168	$273,034

	December 31, 2009	June 30, 2010
		(Unaudited)
Long-lived assets:
Israel	$21,983	$21,857
India	6,812	6,198
Europe	4,184	3,376
North America	2,760	2,588
	$35,739	$34,019

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 11: Income Taxes

As of June 30, 2010 the total of our unrecognized tax benefits was $4,455, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $722 at June 30, 2010. During the six months ended June 30, 2010, we recorded $128 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of June 30, 2010 is as follows:

Balance as of January 1, 2010	$3,892
Reductions related to changes in interest rates and foreign currency exchange rates	(288)
Additions related to tax positions taken during the period	851
Balance as of June 30, 2010	$4,455

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income from continuing operations, numerator for basic and diluted earnings per share from continuing operations	$2,228	$888	$4,699	$1,586

Denominator:
Weighted average number of shares of common stock, denominator for basic net earnings per share from continuing operations, denominator for basic net earnings (loss) per share, denominator for diluted net loss per share	38,590	38,161	38,755	38,230
Effect of dilutive securities:
Employee stock options and restricted stock units	559	431	578	442
Denominator for diluted net earnings per share from continuing operations, denominator for diluted net earnings per share – weighted average assuming exercise of options and restricted stock units	39,149	38,592	39,333	38,672

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share from continuing operations and diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,930,543 and 4,979,304, respectively, for the three and six months ended June 30, 2009 and 4,443,119 and 4,401,509, respectively, for the three and six months ended June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our revenues increased to $139.7 million and $273.0 million for the three and six months ended June 30, 2010, from $126.9 million and $253.2 million for the three and six months ended June 30, 2009, respectively. Net income from continuing operations decreased to $0.9 million and $1.6 million for the three and six months ended June 30, 2010 from $2.2 million and $4.7 million for the three and six months ended June 30, 2009, respectively.

The dollar weakened by an average of 7% against the NIS in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, strengthened by an average of 4% against the euro and other relevant European currencies in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and weakened by an average of 3% against the euro and other relevant European currencies in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Since approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies, we estimate that our revenues were $2.8 million and $10.6 million higher, and our operating income was $0.1 million and $0.5 million lower, in the three and six months ended June 30, 2010 as a result of changes in foreign currency exchange rates versus their average rates for the three and six months ended June 30, 2009, respectively.

Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2010, no client accounted for more than 5% and 6% of our revenues and our largest twenty clients together accounted for approximately 38% and 40% of our revenues, respectively. For the three and six months ended June 30, 2010, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 19% and 17%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2010.

Our backlog from continuing operations as of June 30, 2010 was $658 million, compared to $647 million as of June 30, 2009. The difference represents a year-over-year backlog increase for continuing operations of $13 million plus an increase due to our Gilon acquisition of $12 million, offset by a decrease in the dollar value of our non-U.S. backlog due to the stronger dollar of $14 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers, including estimations of backlog associated with ongoing time and materials engagements. We recognize backlog as revenue when we perform the services related to the backlog.

For the three and six months ended June 30, 2010, the percentage of our revenues derived from clients in Europe was 27% and 28%, respectively; clients in Israel, 37% and 36%, respectively; clients in North America, 35% and 34%, respectively; and clients in Asia Pacific, 1% and 1%, respectively.

As of June 30, 2010, we had approximately 7,765 employees related to continuing operations, including approximately 6,715 IT professionals. Of the 7,765 employees, approximately 3,015 were in India, 2,800 were in Israel, 1,375 were in Europe, 530 were in North America and 45 were in Asia Pacific.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.9	73.2	73.8	72.8
Gross profit	27.1	26.8	26.2	27.2

Selling and marketing	7.6	7.0	7.5	7.3
General and administrative	16.7	17.6	17.7	17.9
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	(1.0)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	(1.0)	—
Total operating expenses	24.4	24.6	23.1	25.2

Operating income	2.7	2.2	3.0	2.0
Financial expenses, net	(0.5)	(0.3)	(0.7)	(0.2)
Income before taxes on income	2.2	1.9	2.3	1.8

Taxes on income	0.4	1.2	0.5	1.2
Net income from continuing operations	1.8	0.6	1.9	0.6

Net loss from discontinued operations	(0.9)	(0.6)	(0.8)	(2.3)
Net income (loss)	0.8	0.0	1.0	(1.7)

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase
	2009	2010	$	%

Revenues	$126,887	$139,701	12,814	10.1
Cost of revenues	92,542	102,275	9,733	10.5
Gross profit	$34,345	$37,426	3,081	9.0
Gross margin	27.1%	26.8%

Revenues

Our revenues increased from $126.9 million in the three months ended June 30, 2009 to $139.7 million in the three months ended June 30, 2010, representing an increase of $12.8 million, or 10.1%. Approximately $5.3 million of the increase was attributable to our acquisition of Gilon. The remaining increase was due primarily to an increase in the other revenues of our System Integration and Application Development segment compared to the three months ended June 30, 2009, representing $2.3 million, an increase in revenues of our Software Product Engineering segment, representing $2.4 million, and foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $2.8 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $92.5 million in the three months ended June 30, 2009 to $102.3 million in the three months ended June 30, 2010, representing an increase of $9.7 million, or 10.5%. Approximately $4.5 million of the increase was attributable to our Gilon acquisition, and the remaining increase was due primarily to growth in our delivery staff needed to support our increased revenues, representing $3.4 million, and foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $1.7 million.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $34.3 million in the three months ended June 30, 2009 to $37.4 million in the three months ended June 30, 2010, representing an increase of $3.1 million, or 9.0%. Approximately $0.8 million of the increase was attributable to our Gilon acquisition, and the remaining increase is attributed to our other revenue growth, representing $1.3 million, and foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $1.1 million. Gross margin decreased from 27.1% in the three months ended June 30, 2009 to 26.8% in the three months ended June 30, 2010.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2009	2010	$	%

Selling and marketing	$9,681	$9,838	157	1.6
General and administrative	21,233	24,551	3,318	15.6
Total operating expenses	30,914	34,389	3,475	11.2
Operating income	$3,431	$3,037	(394)	(11.5)

Selling and marketing

Selling and marketing expenses increased from $9.7 million in the three months ended June 30, 2009 to $9.8 million in the three months ended June 30, 2010, representing an increase of $0.2 million, or 1.6%. The increase was due primarily to the inclusion of selling and marketing expenses from our Gilon acquisition, representing $0.4 million.

General and administrative

General and administrative expenses increased from $21.2 million in the three months ended June 30, 2009 to $24.6 million in the three months ended June 30, 2010, representing an increase of $3.3 million, or 15.6%. The increase was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $1.1 million, acquisition and integration costs of our Gilon acquisition, representing $0.7 million, and the inclusion of general and administrative expenses from the acquisition, representing $0.7 million.

Operating Income

Operating income decreased from $3.4 million in the three months ended June 30, 2009 to $3.0 million in the three months ended June 30, 2010, representing a decrease of $0.4 million, or 11.5%. The major factors contributing to this decrease were acquisition and integration costs of our Gilon acquisition, representing $0.7 million, retention expenses related to prior acquisitions, representing $0.5 million, and foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.1 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $0.8 million, and a decrease in unallocated expenses, representing $0.2 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2009	2010	$	%

Operating income	$3,431	$3,037	(394)	(11.5)
Financial expenses, net	(666)	(442)	224	(33.6)
Income before taxes on income	2,765	2,595	(170)	(6.1)
Taxes on income	537	1,707	1,170	217.9
Net income from continuing operations	2,228	888	(1,340)	(60.1)
Net loss from discontinued operations	(1,186)	(845)	341	(28.8)
Net income	$1,042	$43	(999)	(95.9)

Financial expenses, net

Financial expenses, net, decreased from $0.7 million in the three months ended June 30, 2009 to $0.4 million in the three months ended June 30, 2010, representing a decrease of $0.2 million, or 33.6%. This decrease was due primarily to a reduction in our average net debt, representing $0.2 million, and lower interest rates on our long-term debt, representing $0.1 million. Our average net debt changed from $38.8 million in the three months ended June 30, 2009 to $17.5 million in the three months ended June 30, 2010.

Taxes on income

Our taxes on income increased from $0.5 million in the three months ended June 30, 2009 to $1.7 million in the three months ended June 30, 2010, representing an increase of $1.2 million, or 217.9%. This increase was due primarily to our inability to utilize existing deferred tax assets or create new deferred tax assets in certain jurisdictions where we are still experiencing losses, representing $1.2 million. Our effective tax rate in the three months ended June 30, 2010 was 65.8%, compared to 19.4% in the three months ended June 30, 2009 mainly as a result of this factor.

Net income from continuing operations

Net income from continuing operations decreased from $2.2 million in the three months ended June 30, 2009 to $0.9 million in the three months ended June 30, 2010, representing a decrease of $1.3 million, or 60.1%. The decrease was due primarily to our increase in taxes on income, representing $1.2 million, and our decrease in operating income of $0.4 million, offset by a decrease in financial expenses, net, representing $0.2 million.

Net loss from discontinued operations

Our net loss from discontinued operations decreased from $1.2 million in the three months ended June 30, 2009 to $0.8 million in the three months ended June 30, 2010, representing a decrease of $0.3 million, or 28.8%. The decrease was due primarily to a decrease in the net loss of our NessPRO Europe operations, representing $0.5 million, offset by the exclusion of our Ness Benelux subsidiary, which we sold to a third party on January 15, 2010, representing $0.1 million. The results of NessPRO Europe were reclassified as discontinued operations following our March 29, 2010 resolution to sell the operations. Also included in discontinued operations are our Ness Asia Pacific operations, which our board of directors resolved on February 1, 2010 to sell and in respect of which we signed a definitive asset transfer agreement with the buyer on April 24, 2010.

Net income

Net income decreased from $1.0 million in the three months ended June 30, 2009 to $43,000 in the three months ended June 30, 2010, representing a decrease of $1.0 million, or 95.9%. The decrease was due primarily to our decrease in operating income, representing $0.4 million, and our increase in taxes on income, representing $1.2 million, offset by our reduction in the net loss from discontinued operations, representing $0.3 million, and a decrease our financial expenses, representing $0.2 million.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase
	2009	2010	$	%

Revenues	$253,168	$273,034	19,866	7.8
Cost of revenues	186,901	198,796	11,895	6.4
Gross profit	$66,267	$74,238	7,971	12.0
Gross margin	26.2%	27.2%

Revenues

Our revenues increased from $253.2 million in the six months ended June 30, 2009 to $273.0 million in the six months ended June 30, 2010, representing an increase of $19.9 million, or 7.8%. Approximately $5.3 million of the increase was attributable to our acquisition of Gilon. The remaining increase was due primarily to foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $10.6 million, and increase in revenues of our Software Product Engineering segment, representing $3.8 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $186.9 million in the six months ended June 30, 2009 to $198.8 million in the six months ended June 30, 2010, representing an increase of $11.9 million, or 6.4%. Approximately $4.5 million of the increase was attributable to our Gilon acquisition, and the balance was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $7.7 million, and growth in our delivery staff needed to support our increased revenues, representing $1.4 million.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $66.3 million in the six months ended June 30, 2009 to $74.2 million in the six months ended June 30, 2010, representing an increase of $8.0 million, or 12.0%. Approximately $0.8 million of the increase was attributable to our Gilon acquisition, and the remaining increase was due primarily to the increase in our other revenues, representing $2.5 million, and foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $2.9 million. Gross margin increased from 26.2% in the six months ended June 30, 2009 to 27.2% in the six months ended June 30, 2010 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2009	2010	$	%

Selling and marketing	$18,893	$19,891	998	5.3
General and administrative	44,818	48,893	4,075	9.1
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2,610)	—	2,610	(100.0)
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—	2,534	(100.0)
Total operating expenses	58,567	68,784	10,217	17.4
Operating income	$7,700	$5,454	(2,246)	(29.2)

Selling and marketing

Selling and marketing expenses increased from $18.9 million in the six months ended June 30, 2009 to $19.9 million in the six months ended June 30, 2010, representing an increase of $1.0 million, or 5.3%. The increase was due primarily to foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $0.8 million, and the inclusion of selling and marketing expenses from our Gilon acquisition, representing $0.4 million.

General and administrative

General and administrative expenses increased from $44.8 million in the six months ended June 30, 2009 to $48.9 million in the six months ended June 30, 2010, representing an increase of $4.1 million, or 9.1%. The increase was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $2.6 million, retention expenses related to prior acquisitions, representing $1.0 million, acquisition and integration costs of our Gilon acquisition, representing $0.7 million, and the inclusion of general and administrative expenses from the acquisition, representing $0.7 million, offset by severance expenses in the six months ended June 30, 2009 for which there were no corresponding expenses in the six months ended June 30, 2010, representing $1.7 million.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In the six months ended June 30, 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in the six months ended June 30, 2010.

Commissions related to the sale of Israeli SAP sales and distribution operations

In the six months ended June 30, 2009, we recorded income of $2.5 million, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008. There was no corresponding income in the six months ended June 30, 2010.

Operating Income

Operating income decreased from $7.7 million in the six months ended June 30, 2009 to $5.5 million in the six months ended June 30, 2010, representing a decrease of $2.2 million, or 29.2%. The major factors contributing to this decrease were income in the six months ended June 30, 2009 from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, commissions recognized in the six months ended June 30, 2009 by NessPRO Israel (at that time a part of our former Software Distribution segment and now part of our System Integration and Application Development segment) related to the August 2008 sale of our SAP sales and distribution operations, representing $2.5 million, acquisition and integration costs of our Gilon acquisition, representing $0.7 million, retention expenses related to prior acquisitions, representing $1.0 million, and foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.5 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $5.3 million, and a decrease in unallocated expenses, representing $1.1 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2009	2010	$	%

Operating income	$7,700	$5,454	(2,246)	(29.2)
Financial expenses, net	(1,822)	(651)	1,171	(64.3)
Income before taxes on income	5,878	4,803	(1,075)	(18.3)
Taxes on income	1,179	3,217	2,038	172.9
Net income from continuing operations	4,699	1,586	(3,113)	(66.2)
Net loss from discontinued operations	(2,129)	(6,232)	(4,103)	192.7
Net income (loss)	$2,570	$(4,646)	(7,216)	N/A

Financial expenses, net

Financial expenses, net, decreased from $1.8 million in the six months ended June 30, 2009 to $0.7 million in the six months ended June 30, 2010, representing a decrease of $1.2 million, or 64.3%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $0.6 million, a reduction in our average net debt, representing $0.4 million, and lower interest rates on our long-term debt, representing $0.2 million. Our average net debt changed from $35.0 million in the six months ended June 30, 2009 to $8.4 million in the six months ended June 30, 2010.

Taxes on income

Our taxes on income increased from $1.2 million in the six months ended June 30, 2009 to $3.2 million in the six months ended June 30, 2010, representing an increase of $2.0 million, or 172.9%. This increase was due primarily to our inability to utilize existing deferred tax assets or create new deferred tax assets in certain jurisdictions where we are still experiencing losses, representing $2.6 million, offset by a decrease of $0.5 million resulting from our lower taxable income. Our effective tax rate in the six months ended June 30, 2010 was 67.0%, compared to 20.1% in the six months ended June 30, 2009 as a result of these factors.

Net income from continuing operations

Net income from continuing operations decreased from $4.7 million in the six months ended June 30, 2009 to $1.6 million in the six months ended June 30, 2010, representing a decrease of $3.1 million, or 66.2%. The decrease was due primarily to our decrease in operating income of $2.2 million, and our increase in taxes on income, representing $2.0 million, partially offset by our decrease in financial expenses, net, representing $1.2 million.

Net loss from discontinued operations

Our net loss from discontinued operations increased from $2.1 million in the six months ended June 30, 2009 to $6.2 million in the six months ended June 30, 2010, representing an increase of $4.1 million, or 192.7%. The increase was due primarily to additional restructuring expenses in our NessPRO Europe and Asia Pacific operations, representing $3.2 million. The results of NessPRO Europe were reclassified as discontinued operations following our March 29, 2010 resolution to sell the operations. Also included in discontinued operations are our Ness Asia Pacific operations, which our board of directors resolved on February 1, 2010 to sell and in respect of which we signed a definitive asset transfer agreement with the buyer on April 24, 2010, and our Ness Benelux subsidiary, which we sold to a third party on January 15, 2010.

Net income (loss)

Net income changed from $2.6 million in the six months ended June 30, 2009 to a net loss of $4.6 million in the six months ended June 30, 2010, representing a change of $7.2 million. The change was due primarily to our larger net loss from discontinued operations, representing $4.1 million, our decrease in operating income, representing $2.2 million, and our increase in taxes on income, representing $2.0 million, partially offset by our decrease in financial expenses, representing $1.2 million.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Segment Data:	2009	2010	2009	2010

Revenues:
Software Product Engineering	$25,688	$28,060	$50,654	$54,457
System Integration and Application Development	101,199	111,641	202,514	218,577
	$126,887	$139,701	$253,168	$273,034
Operating Income (Loss):
Software Product Engineering	$4,096	$4,388	$8,210	$8,241
System Integration and Application Development	3,228	2,746	8,539	5,973
Unallocated Expenses	(3,893)	(4,097)	(9,049)	(8,760)
	$3,431	$3,037	$7,700	$5,454

Liquidity and Capital Resources

Overview

As of June 30, 2010, we had cash and cash equivalents, restricted cash and short-term bank deposits of $53.1 million compared to $68.6 million as of December 31, 2009. The funds held at locations outside of the United States are for future operating expenses and capital expenditures. We are not restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2009	2010

Net cash provided by (used in) operating activities	$17,455	$(106)
Net cash used in investing activities	(36,142)	(10,887)
Net cash provided by financing activities	5,559	8,855
Effect of exchange rate changes on cash and cash equivalents	(1,101)	(2,987)
Decrease in cash and cash equivalents	(14,229)	(5,125)
Cash and cash equivalents at the beginning of the period	44,585	40,218
Cash and cash equivalents at the end of the period	$30,356	$35,093

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net cash used in operating activities was $0.1 million in the six months ended June 30, 2010, compared to net cash provided of $17.5 million in the six months ended June 30, 2009. The major factors contributing to the change were an increase in our trade receivables and unbilled receivables in the six months ended June 30, 2010 compared to a decrease in the six months ended June 30, 2009, representing $52.0 million, and lower net income from continuing operations, representing $3.1 million, offset by an increase in our trade payables in the six months ended June 30, 2010 compared to a decrease in the six months ended June 30, 2009, representing $24.9 million, a smaller decrease in other accounts payable and accrued expenses, representing $6.4 million, a decrease in other accounts receivable and prepaid expenses in the six months ended June 30, 2010 compared to an increase in the six months ended June 30, 2009, representing $3.4 million, and commissions in the six months ended June 30, 2009 related to the 2008 sale of our Israeli SAP sales and distribution operations, representing $2.5 million, for which there was no corresponding income in the six months ended June 30, 2010.

Net cash used in investing activities was $10.9 million in the six months ended June 30, 2010, compared to $36.1 million in the six months ended June 30, 2009. The major factors contributing to the decrease were proceeds from maturity of short-term bank deposits in the six months ended June 30, 2010 compared to investment in short-term bank deposits in the six months ended June 30, 2009, representing $26.6 million, and lower payments in connection with acquisitions of subsidiaries in prior periods, representing $13.1 million, offset by net cash paid for the acquisition of Gilon, representing $16.3 million.

Net cash provided by financing activities was $8.9 million in the six months ended June 30, 2010, compared to $5.6 million in the six months ended June 30, 2009. The major factors contributing to the increase were net proceeds from short-term bank credit in the six months ended June 30, 2010 compared to net repayments of short-term bank credit in the six months ended June 30, 2009, representing $10.9 million, offset by greater principal payments of long-term debt, representing $6.5 million, and lower proceeds from long-term debt, representing $1.6 million.

The effect of exchange rate changes on cash and cash equivalents was ($1.1) million in the six months ended June 30, 2010, compared to ($3.0) million in the six months ended June 30, 2009. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At June 30, 2010, we had a short-term loan in the amount of $5.0 million from a commercial bank, bearing a variable interest rate and maturing in June 2011. Additionally, at June 30, 2010, we had the following long-term loans outstanding in connection with the funding of acquisitions: (i) a long-term loan from a commercial bank in the amount of €6.2 million, or $7.6 million, taken in September 2007 to fund the acquisition of NessPRO Italy S.p.A.; (ii) a long-term loan from a commercial bank in the amount of €10.7 million, or $13.1 million, taken in November 2007 to fund the acquisition of FMC Consulting and Informatics Ltd.; (iii) a long-term loan from a commercial bank in the amount of $9.2 million, taken in November 2007 to fund the acquisition of MS9 Consulting LLC; and (iv) two long-term loans from commercial banks in the amounts of NIS 30 million, or $7.7 million, and NIS 20 million, or $5.2 million, taken by one of our Israeli subsidiaries in April and May 2010 to fund the acquisition of Gilon. At June 30, 2010, we also had outstanding a long-term loan from a commercial bank in the amount of €10.2 million, or $12.5 million, taken in March 2008, and a long-term loan from a commercial bank in the amount of $11.3 million, taken in April 2009. The NIS 30 million and NIS 20 million loans taken to fund the acquisition of Gilon mature over six years with principal payments commencing in the first year. The $11.3 million loan taken in April 2009 matures over four years with principal payments commencing in the first year. Each of the other long-term loans matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, and is paid quarterly. The long-term loans contain covenants which, among other things: require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010. As of June 30, 2010, we were in compliance and expect to remain in compliance with these covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.5 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at June 30, 2010, one of our Israeli subsidiaries had a long-term loan of NIS 11.6 million, or $3.0 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things: require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of June 30, 2010, we were in compliance and expect to remain in compliance with these covenants.

We anticipate funding a portion of our global growth through financing from commercial banks.

Anticipated Needs

We intend to fund future growth through future cash flow from operations and available bank borrowings. We believe the borrowings and future cash flow from operations will be sufficient to fund continuing operations for the foreseeable future.

However, in order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to enhance our infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended June 30, 2010.

Contractual Obligations

As of June 30, 2010, except for the short-term and long-term loans obtained through June 30, 2010, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations in 18 different countries and commercial relationships in many other parts of the world. Our foreign operations contract with clients using applicable local currencies, euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in countries in which we conduct business. Our earnings are predominantly affected by fluctuations in the value of the dollar as compared to the New Israeli Shekel, the Indian Rupee, the Czech Crown and the euro; and to some extent by fluctuations in intra-European currency rates.

As an example, a decrease of 10% in the value of the euro relative to the U.S. dollar in the six months ended June 30, 2010 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.3 million for that period, while an increase of 10% in the value of the euro relative to the U.S. dollar in the six months ended June 30, 2010 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.3 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.3 million, using the exchange rate prevailing at June 30, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $20.5 million, using the exchange rate prevailing at June 30, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were transferred to the Israeli District Court located in Tel Aviv and the first pretrial hearing for both claims is set for September 7, 2010. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

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

During the three months ended June 30, 2010, we purchased a total of 281,500 shares at an average price of $5.53 per share, for an aggregate purchase price of $1,557,866. The remaining authorized number of shares that may be repurchased under the plan as of June 30, 2010 is 2,372,096.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	19,523	$6.27	19,523	2,634,073
May 1-31, 2010	161,977	$6.03	161,977	2,472,096
June 1-30, 2010	100,000	$4.58	100,000	2,372,096
Total	281,500	$5.53	281,500	2,372,096

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On August 5, 2010, we amended our employment agreement with Effi Kotek, the president of Ness Israel. Effective August 5, 2010, Mr. Kotek is entitled to receive nine months’ prior notice if we terminate or choose not to renew his employment agreement, and he must provide nine months’ prior notice if he terminates or chooses not to renew the agreement. The amendment is filed herewith as Exhibit 10.1.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated August 5, 2010, between the Registrant and Effi Kotek.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date: August 5, 2010	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President and Director
(principal executive officer)

Date: August 5, 2010	By:	/s/ Ofer Segev
Ofer Segev
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated August 5, 2010, between the Registrant and Effi Kotek.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.