Form 10-Q
period 2010-09-30
NESS TECHNOLOGIES INC
filed 2010-11-04
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 38,003,058 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Consolidated Balance Sheets – December 31, 2009 and September 30, 2010 (Unaudited)	3
Consolidated Statements of Income – Three and nine months ended September 30, 2009 and 2010 (Unaudited)	5
Consolidated Statements of Cash Flows – Nine months ended September 30, 2009 and 2010 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – September 30, 2010 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Forward-Looking Statements	24
Overview	24
Consolidated Results of Operations	26
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009	26
Nine Months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009	29
Results by Business Segment	32
Liquidity and Capital Resources	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36
Evaluation of Disclosure Controls and Procedures	36
Changes in Internal Control Over Financial Reporting	36

PART II – OTHER INFORMATION	37

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults upon Senior Securities	37
Item 4. (Removed and Reserved)	37
Item 5. Other Information	37
Item 6. Exhibits	37

SIGNATURES	29

EXHIBIT INDEX	40

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2009	September 30, 2010
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,218	$35,232
Restricted cash	2,470	2,572
Short-term bank deposits	25,939	14,802
Trade receivables, net of allowance for doubtful accounts of $2,789 at December 31, 2009 and $2,239 at September 30, 2010	131,452	146,683
Unbilled receivables	28,012	42,307
Other accounts receivable and prepaid expenses	27,832	30,451
Work in progress	9,690	6,877
Total assets attributed to discontinued operations	43,212	30,616
Total current assets	308,825	309,540

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,083	7,209
Unbilled receivables	4,654	3,508
Deferred income taxes, net	3,608	2,704
Severance pay fund	53,145	57,074
Property and equipment, net	35,739	33,813
Intangible assets, net	10,016	11,129
Goodwill	263,541	279,875
Total long-term assets	376,786	395,312

Total assets	$685,611	$704,852

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2009	September 30, 2010
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$500	$30,379
Current maturities of long-term debt	21,332	26,303
Trade payables	30,914	33,796
Advances from customers and deferred revenues	40,639	31,640
Other accounts payable and accrued expenses	99,464	106,300
Total liabilities attributed to discontinued operations	25,461	12,779
Total current liabilities	218,310	241,197

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	50,836	43,351
Other long-term liabilities	6,689	7,722
Deferred income taxes	2,045	2,477
Accrued severance pay	56,443	60,670
Total long-term liabilities	116,013	114,220

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2009 and at September 30, 2010; Issued and outstanding: none at December 31, 2009 and September 30, 2010	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2009 and at September 30, 2010; Issued: 39,628,994 at December 31, 2009 and 39,630,962 at September 30, 2010; Outstanding: 38,399,290 at December 31, 2009 and 38,003,058 at September 30, 2010	396	396
Additional paid-in capital	332,928	335,289
Accumulated other comprehensive income	16,176	18,009
Retained earnings	6,476	2,598
Treasury stock, at cost (1,229,704 shares at December 31, 2009 and 1,627,904 at September 30, 2010)	(4,688)	(6,857)
Total stockholders’ equity	351,288	349,435

Total liabilities and stockholders’ equity	$685,611	$704,852

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$123,202	$141,346	$376,370	$414,380
Cost of revenues	89,780	102,716	276,681	301,512
Gross profit	33,422	38,630	99,689	112,868

Selling and marketing	10,033	9,542	28,926	29,433
General and administrative	19,521	25,401	64,339	74,294
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	(2,610)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	(2,534)	—
Total operating expenses	29,554	34,943	88,121	103,727

Operating income	3,868	3,687	11,568	9,141
Financial expenses, net	(388)	(489)	(2,210)	(1,140)
Income before taxes on income	3,480	3,198	9,358	8,001

Taxes on income	826	1,631	2,005	4,848
Net income from continuing operations	$2,654	$1,567	$7,353	$3,153

Net loss from discontinued operations	(1,812)	(799)	(3,941)	(7,031)
Net income (loss)	$842	$768	$3,412	$(3,878)

Basic net earnings per share from continuing operations	$0.07	$0.04	$0.19	$0.08
Diluted net earnings per share from continuing operations	$0.07	$0.04	$0.19	$0.08

Basic and diluted net loss per share from discontinued operations	$(0.05)	$(0.02)	$(0.10)	$(0.18)

Basic net earnings (loss) per share	$0.02	$0.02	$0.09	$(0.10)
Diluted net earnings (loss) per share	$0.02	$0.02	$0.09	$(0.10)
__________________
(*)     Includes stock-based compensation, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of revenues	$63	$49	$183	$204
Selling and marketing	52	40	155	125
General and administrative	748	668	2,281	1,588

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,412	$(3,878)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	3,941	7,031
Stock-based compensation	2,619	2,357
Currency fluctuation of restricted cash and short-term bank deposits	—	(999)
Depreciation and amortization	12,937	13,387
Loss (gain) on sale of property and equipment and impairment and sale of cost investments	(138)	108
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—
Decrease (increase) in trade receivables, net	53,444	(9,255)
Decrease (increase) in unbilled receivables	3,549	(11,298)
Increase in other accounts receivable and prepaid expenses	(4,293)	(1,982)
Decrease (increase) in work-in-progress	(754)	2,612
Increase in long-term prepaid expenses	(414)	(825)
Deferred income taxes, net	395	1,437
Increase (decrease) in trade payables	(17,174)	2,372
Decrease in advances from customers and deferred revenues	(2,210)	(9,518)
Decrease in other accounts payable and accrued expenses	(15,508)	(15)
Increase in other long-term liabilities	677	902
Increase (decrease) in accrued severance pay, net	(2,570)	114
Net cash used in discontinued operations	(1,279)	(6,109)
Net cash provided by (used in) operating activities	34,100	(13,559)

Cash flows from investing activities:
Consideration from sale of a consolidated subsidiary	—	1,711
Net cash paid for acquisition of a consolidated subsidiary	—	(17,197)
Cash paid for acquisition of intangible assets	—	(513)
Additional payments in connection with acquisitions of subsidiaries in prior periods	(13,643)	(1,330)
Proceeds from maturity of (investment in) short-term bank deposits, net	(16,822)	12,031
Proceeds from sale of property and equipment	796	—
Purchase of property and equipment and capitalization of software developed for internal use	(9,395)	(6,906)
Net cash used in discontinued operations	(1,808)	—
Net cash used in investing activities	(40,872)	(12,204)

Cash flows from financing activities:
Exercise of options	—	4
Repurchase of shares	(2,037)	(2,169)
Acquired subsidiary’s dividend to its former shareholder	(1,430)	—
Short-term bank loans and credit, net	(2,960)	26,622
Proceeds from long-term debt	15,000	13,364
Principal payments of long-term debt	(4,411)	(14,659)
Net cash provided by financing activities	4,162	23,162

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Nine months ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(1,038)	(2,385)
Decrease in cash and cash equivalents	(3,648)	(4,986)
Cash and cash equivalents at the beginning of the period	44,585	40,218
Cash and cash equivalents at the end of the period	$40,937	$35,232
_____________________

Non-cash activity

Gain (loss) from mark-to-market of foreign exchange forward contracts and interest rate swap	$48	$(1,737)

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

The accompanying consolidated balance sheet as of September 30, 2010, consolidated statements of income for the three and nine months ended September 30, 2009 and 2010 and consolidated statements of cash flows for the nine months ended September 30, 2009 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2010, our consolidated results of operations for the three and nine months ended September 30, 2009 and 2010 and our consolidated cash flows for the nine months ended September 30, 2009 and 2010.

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

Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

Assets and liabilities measured at fair value under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of September 30, 2010 were presented on our Consolidated Balance Sheet as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$972	$—	$972	$—
Goodwill and intangible assets, net (non-recurring basis)	$291,004	$—	$—	$291,004
Total assets	$291,976	$—	$972	$291,004

Derivative instruments (recurring basis)	$1,532	$—	$1,532	$—
Total liabilities	$1,532	$—	$1,532	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2009 were presented on our Consolidated Balance Sheet as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,221	$—	$1,221	$—
Goodwill and intangible assets, net (non-recurring basis)	$273,557	$—	$—	$273,557
Total assets	$274,778	$—	$1,221	$273,557

Derivative instruments (recurring basis)	$665	$—	$665	$—
Total liabilities	$665	$—	$665	$—

The fair value of long-term debt is estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt approximates its fair value.

In addition to the assets and liabilities described above, our financial instruments also include cash, trade receivables, other accounts receivable, related party receivables, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at September 30, 2010 and December 31, 2009 due to the short-term maturity of these instruments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

f.	Impact of recently issued and adopted accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated results of operations and financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310, “Receivables.” The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 3: Acquisitions

a.	Gilon Business Insight Ltd.

On March 25, 2010, we signed a definitive agreement to acquire all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, leading Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or $17,218, and related acquisition and integration costs of $728. The related acquisition and integration costs were recognized as expenses in our operating expenses. An additional payment of up to NIS 9 million, or approximately $2,400, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance and retention goals. As of the acquisition date, in anticipation of full achievement of the performance goals, we provided for a present value of $1,292 with respect to the potential additional payment; and the remaining amount consists of retention expenses, which will be recorded during the next two years in our statements of income. The purchase closed on May 4, 2010 and we consolidated the results of Gilon commencing April 1, 2010 due to immateriality. The acquisition of Gilon increases our market share in Israel and further positions us as a provider of enterprise solutions, with a blend of enterprise resource planning (“ERP”), business intelligence (“BI”) and customer relationship management (“CRM”) capabilities. We intend to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following our acquisition of Gilon, it became part of Ness Israel under our System Integration and Application Development segment.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$959
Current assets, excluding cash and cash equivalents	9,215
Property and equipment	113
Customer relations	4,477
Backlog	313
Goodwill	14,858
Current liabilities	(8,780)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(1,292)
Long-term liabilities	(2,645)
Total purchase price	$17,218

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.
Gilon’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity.

b.
The value assigned to the customer-related intangibles was $4,790. The fair value of Gilon’s customer-related intangibles were determined using the Income Approach. Customer-related intangibles are amortized over their estimated useful lives, which are nine years for customer relations and one year for backlog.

c.
Included in long-term liabilities is a deferred tax liability of $1,079 recorded by the Company for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.

d.	Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

b.	Goodwill

In the nine months ended September 30, 2010, we increased our goodwill by $14,858 due to the Gilon acquisition and by $1,476 on account of foreign currency translation adjustments.

Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2009, we performed our annual impairment test and recorded goodwill impairment of $28,531. As our market capitalization is lower than our stockholders’ equity and in response to changes in our assumptions related to future cash flows and market conditions during the nine months ended September 30, 2010, we updated our analysis and performed an impairment test as of September 30, 2010. As a result of the analysis, we concluded that goodwill was not impaired.

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

The following table presents certain combined unaudited statements of income data for the nine months ended September 30, 2009 and 2010 as if our 2010 acquisition of Gilon had occurred on January 1st of each respective year, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Nine months ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Revenues	$392,138	$420,130
Net earnings (loss)	$2,674	$(4,574)

Earnings (loss) per share:
Basic	$0.07	$(0.12)
Diluted	$0.07	$(0.12)

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

On February 1, 2010, our board of directors resolved to sell our operations in the Asia Pacific region, and on April 24, 2010, we signed a definitive asset transfer agreement with the buyer. Ness Asia Pacific operated as part of our System Integration and Application Development segment and was engaged primarily in providing IT professional services in Singapore, Thailand and Malaysia. The sale closed on September 1, 2010, except for Ness Thailand, which is expected to close during the fourth quarter of 2010 or the first quarter of 2011. The sale is effective as of April 1, 2010.

On March 29, 2010, our board of directors resolved to sell our NessPRO operations in Europe, and we are currently seeking a buyer for these operations. NessPRO Europe operates as part of our former Software Distribution segment and is engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal.

In connection with the acquisition of Gilon, our board of directors resolved to sell Gilon’s Turkish subsidiary. Therefore, the results of operations of Gilon Turkey were initially classified as discontinued operations. Summary revenue and expenses for this discontinued operation are not presented due to their immateriality.

The results of operations for Ness Asia Pacific and NessPRO Europe for the three and nine months ended September 30, 2010, and the results of operations for Ness Benelux, Ness Asia Pacific and NessPRO Europe for the three and nine months ended September 30, 2009, including revenues and operating expenses, have been reclassified in the accompanying income statements as discontinued operations in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). In addition, our balance sheets at December 31, 2009 and September 30, 2010 have been reclassified to reflect the assets and liabilities of these operations as assets and liabilities of discontinued operations within current assets and current liabilities; and our statements of cash flows for the nine months ended September 30, 2009 and 2010 have been reclassified to reflect the cash flows used in or provided by discontinued operations.

The results of operations for Ness Asia Pacific for the three and nine months ended September 30, 2009 and 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,173	$—	$11,636	$4,783
Operating loss	$(213)	$(200)	$(1,309)	$(2,825)
Net loss from discontinued operations	$(185)	$(200)	$(1,317)	$(2,844)

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.07)

The results of operations for NessPRO Europe for the three and nine months ended September 30, 2009 and 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,646	$3,773	$13,439	$11,586
Operating loss	$(1,737)	$(576)	$(3,095)	$(3,943)
Net loss from discontinued operations	$(1,766)	$(519)	$(3,001)	$(4,060)

Basic and diluted net loss per share from discontinued operations	$(0.04)	$(0.01)	$(0.08)	$(0.11)

The results of operations for Ness Benelux for the three and nine months ended September 30, 2009, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$1,712	$4,965
Operating income	$159	$417
Net income from discontinued operations	$139	$377

Basic net earnings per share from discontinued operations	$0.00	$0.01
Diluted net earnings per share from discontinued operations	$0.00	$0.01

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

Cash Flow Hedging Strategy:

At September 30, 2010, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates and as such there was no ineffectiveness related to these derivatives for the nine months ended September 30, 2010. At September 30, 2010, the aggregate notional amount of the interest rate swaps was $18,621, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at September 30, 2010, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows primarily denominated in Indian Rupees. At September 30, 2010, the notional amount of foreign exchange forward contracts we entered into was $47,261 and there was no ineffectiveness related to these foreign exchange forward contracts for the nine months ended September 30, 2010, with all unrealized gains being deferred in accumulated other comprehensive income. The asset is presented within other accounts receivable and prepaid expenses on the balance sheet at September 30, 2010, as the foreign exchange forward contracts expire through September 30, 2011.

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

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet Item	December 31, 2009	September 30, 2010	Balance Sheet Item	December 31, 2009	September 30, 2010
			(Unaudited)			(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$928	$972	“Other accounts payable and accrued expenses”	$77	$—
Interest rate swap		—	—	“Other long-term liabilities”	480	489
Total cash flow hedging		$928	$972		$557	$489
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	293	—	“Other accounts payable and accrued expenses”	108	1,043
Total derivatives		$1,221	$972		$665	$1,532

	Loss Recognized in Other		Gain (loss) Recognized in Statements of Income
	Comprehensive Income		Three months ended September 30,		Nine months ended September 30,
	September 30, 2010	Statements of Income Item	2009	2010	2009	2010
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$742	“Cost of revenues” and “Total operating expenses”	$(566)	$498	$(3,519)	$2,044
Interest rate swap	(255)	“Financial expenses, net”	(174)	(98)	(277)	(345)
Total cash flow hedging	$487		$(740)	$400	$(3,796)	$1,699
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	309	(926)	(244)	(708)
Total derivatives			$(431)	$(526)	$(4,040)	$991

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5,600, using the exchange rate prevailing at September 30, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21,700, using the exchange rate prevailing at September 30, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, at which time the court transferred the case to non-binding mediation. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

b.	Guarantees

Guarantees are contingent commitments issued by us generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2009 and September 30, 2010 is $36,650 and $38,294, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of approximately $2,572 held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

1.
Long-term loans denominated in dollars and euros contain covenants which, among other things, require us to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010. As of September 30, 2010, we were in compliance and expect to remain in compliance with the applicable covenants.

2.
A long-term loan and bank guarantees denominated in NIS contain covenants which, among other things, require our Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of September 30, 2010, we were in compliance and expect to remain in compliance with these covenants.

Note 9: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$842	$768	$3,412	$(3,878)
Foreign currency translation adjustments, net	11,120	16,754	9,607	1,797
Unrealized income (loss) on foreign exchange forward contracts and interest rate swap	366	1,004	3,748	38
Comprehensive income (loss)	$12,328	$18,526	$16,767	$(2,043)

b.	Changes in accumulated other gain (loss) due to cash flow hedging strategy:

	Nine months ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$(4,000)	$449
Mark to market of foreign exchange forward contracts and interest rate swap	(48)	1,737
Loss (gain) recognized in earnings during the period	3,796	(1,699)
Balance at the end of the period	$(252)	$487

c.	Option exercises:

In the nine months ended September 30, 2009 and 2010, options to purchase 1,968 shares of our common stock were exercised for aggregate consideration of $4.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

d.	Treasury stock:

During the nine months ended September 30, 2009 and 2010, we repurchased 636,163 and 398,200 shares of our common stock on the open market for an aggregate purchase price of $2,037 and $2,169, respectively.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The table below presents financial information for our reportable segments:

	Three months ended September 30, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$28,879	$112,467	$—	$141,346
Operating income (loss)	$3,675	$4,002	$(3,990)	3,687
Financial expenses, net				(489)
Income before taxes on income				$3,198

	Three months ended September 30, 2009
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$25,621	$97,581	$—	$123,202
Operating income (loss)	$3,609	$3,159	$(2,900)	3,868
Financial expenses, net				(388)
Income before taxes on income				$3,480

	Nine months ended September 30, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$83,336	$331,044	$—	$414,380
Operating income (loss)	$11,916	$9,975	$(12,750)	9,141
Financial expenses, net				(1,140)
Income before taxes on income				$8,001

	Nine months ended September 30, 2009
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$76,275	$300,095	$—	$376,370
Operating income (loss)	$11,819	$11,698	$(11,949)	11,568
Financial expenses, net				(2,210)
Income before taxes on income				$9,358

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and nine months ended September 30, 2009 and 2010, and long-lived assets as of December 31, 2009 and September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$41,905	$51,714	$129,546	$150,680
North America	42,115	48,557	128,138	142,187
Europe (excluding Czech Republic)	18,380	21,506	58,319	62,588
Czech Republic	18,439	16,943	53,574	53,026
Asia Pacific	2,363	2,626	6,793	5,899
	$123,202	$141,346	$376,370	$414,380

	December 31, 2009	September 30, 2010
		(Unaudited)
Long-lived assets:
Israel	$21,983	$21,990
India	6,812	6,006
Europe	4,184	3,444
North America	2,760	2,373
	$35,739	$33,813

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 11: Income Taxes

As of September 30, 2010, the total of our unrecognized tax benefits was $4,798, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $825 at September 30, 2010. During the nine months ended September 30, 2010, we recorded $139 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of September 30, 2010 is as follows:

Balance as of January 1, 2010	$3,892
Reductions related to changes in interest rates and foreign currency exchange rates	(68)
Additions related to tax positions taken during the period	974
Balance as of September 30, 2010	$4,798

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income from continuing operations, numerator for basic and diluted earnings per share from continuing operations	$2,654	$1,567	$7,353	$3,153

Denominator:
Weighted average number of shares of common stock, denominator for basic net earnings per share from continuing operations, denominator for basic net earnings (loss) per share, denominator for diluted net loss per share	38,451	38,001	38,653	38,230
Effect of dilutive securities:
Employee stock options and restricted stock units	413	347	528	429
Denominator for diluted net earnings per share from continuing operations, denominator for diluted net earnings per share – weighted average assuming exercise of options and restricted stock units	38,864	38,349	39,181	38,658

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share from continuing operations and diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,824,498 and 4,927,702, respectively, for the three and nine months ended September 30, 2009 and 5,475,160 and 4,759,392, respectively, for the three and nine months ended September 30, 2010.

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

Our revenues increased to $141.3 million and $414.4 million for the three and nine months ended September 30, 2010, from $123.2 million and $376.4 million for the three and nine months ended September 30, 2009, respectively. Net income from continuing operations decreased to $1.6 million and $3.2 million for the three and nine months ended September 30, 2010 from $2.7 million and $7.4 million for the three and nine months ended September 30, 2009, respectively.

The dollar weakened by an average of 1% and 5% against the NIS in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively, and strengthened by an average of 10% and 1% against the Czech crown, euro and other relevant European currencies in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. Since approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies, we estimate that our revenues were $2.9 million lower and $7.7 million higher, and our operating income was $0.1 million higher and $0.3 million lower, in the three and nine months ended September 30, 2010, respectively, as a result of changes in foreign currency exchange rates versus their average rates for the three and nine months ended September 30, 2009.

Our client base is diverse, and we are not dependent on any single client. In the three and nine months ended September 30, 2010, no client accounted for more than 4% and 5% of our revenues, respectively, and our largest twenty clients together accounted for approximately 38% of our revenues. For the three and nine months ended September 30, 2010, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 15% and 16%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and nine months ended September 30, 2010.

Our backlog from continuing operations as of September 30, 2010 was $633 million, compared to $621 million as of September 30, 2009. The difference represents an increase due to our Gilon acquisition of $16 million, offset by a year-over-year backlog decrease for continuing operations of $3 million and a decrease in the dollar value of our non-U.S. backlog due to the stronger dollar of $1 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers, and estimations of backlog associated with ongoing time and materials engagements. We recognize backlog as revenue when we perform the services related to the backlog.

For the three and nine months ended September 30, 2010, the percentage of our revenues derived from clients in Europe was 27% and 28%, respectively; from clients in Israel, 37% and 36%, respectively; from clients in North America, 34% and 34%, respectively; and from clients in Asia Pacific, 2% and 1%, respectively.

As of September 30, 2010, we had approximately 7,825 employees related to continuing operations, including approximately 6,815 IT professionals. Of the 7,825 employees, approximately 3,210 were in India, 2,730 were in Israel, 1,330 were in Europe, 525 were in North America and 30 were in Asia Pacific.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.9	72.7	73.5	72.8
Gross profit	27.1	27.3	26.5	27.2

Selling and marketing	8.1	6.8	7.7	7.1
General and administrative	15.8	18.0	17.1	17.9
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	(0.7)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	(0.7)	—
Total operating expenses	24.0	24.7	23.4	25.0

Operating income	3.1	2.6	3.1	2.2
Financial expenses, net	(0.3)	(0.3)	(0.6)	(0.3)
Income before taxes on income	2.8	2.3	2.5	1.9

Taxes on income	0.7	1.2	0.5	1.2
Net income from continuing operations	2.2	1.1	2.0	0.8

Net loss from discontinued operations	(1.5)	(0.6)	(1.0)	(1.7)
Net income (loss)	0.7	0.5	0.9	(0.9)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase
	2009	2010	$	%

Revenues	$123,202	$141,346	18,144	14.7
Cost of revenues	89,780	102,716	12,936	14.4
Gross profit	$33,422	$38,630	5,208	15.6
Gross margin	27.1%	27.3%

Revenues

Our revenues increased from $123.2 million in the three months ended September 30, 2009 to $141.3 million in the three months ended September 30, 2010, representing an increase of $18.1 million, or 14.7%. Approximately $5.3 million of the increase was attributable to our acquisition of Gilon. The remaining increase was due primarily to an increase in the other revenues of our System Integration and Application Development segment, representing $12.3 million, and an increase in revenues of our Software Product Engineering segment, representing $3.4 million, offset by foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $2.9 million, compared to the three months ended September 30, 2009.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $89.8 million in the three months ended September 30, 2009 to $102.7 million in the three months ended September 30, 2010, representing an increase of $12.9 million, or 14.4%. Approximately $4.2 million of the increase was attributable to our Gilon acquisition, and the remaining increase was due primarily to growth in our delivery staff needed to support our increased revenues, representing $11.8 million, offset by foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $2.6 million.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $33.4 million in the three months ended September 30, 2009 to $38.6 million in the three months ended September 30, 2010, representing an increase of $5.2 million, or 15.6%. Approximately $1.2 million of the increase was attributable to our Gilon acquisition, and the remaining increase was due primarily to our other revenue growth, representing $3.9 million, offset by foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $0.4 million. Gross margin increased from 27.1% in the three months ended September 30, 2009 to 27.3% in the three months ended September 30, 2010 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2009	2010	$	%

Selling and marketing	$10,033	$9,542	(491)	(4.9)
General and administrative	19,521	25,401	5,880	30.1
Total operating expenses	29,554	34,943	5,389	18.2
Operating income	$3,868	$3,687	(181)	(4.7)

Selling and marketing

Selling and marketing expenses decreased from $10.0 million in the three months ended September 30, 2009 to $9.5 million in the three months ended September 30, 2010, representing a decrease of $0.5 million, or 4.9%. The decrease was due primarily to foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $0.3 million.

General and administrative

General and administrative expenses increased from $19.5 million in the three months ended September 30, 2009 to $25.4 million in the three months ended September 30, 2010, representing an increase of $5.9 million, or 30.1%. The increase was due primarily to salary increases and an increase in our Israeli severance pay provision due to salary increases, together representing $3.3 million, and the inclusion of general and administrative expenses from the acquisition, representing $0.5 million, offset by foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $0.2 million.

Operating Income

Operating income decreased from $3.9 million in the three months ended September 30, 2009 to $3.7 million in the three months ended September 30, 2010, representing a decrease of $0.2 million, or 4.7%. The major factors contributing to this decrease were an increase in unallocated expenses, representing $1.0 million, and retention expenses related to prior acquisitions, representing $0.6 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $1.0 million, and foreign currency translation effects on non-dollar operating income attributable to the stronger dollar, representing $0.1 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2009	2010	$	%

Operating income	$3,868	$3,687	(181)	(4.7)
Financial expenses, net	(388)	(489)	(101)	26.0
Income before taxes on income	3,480	3,198	(282)	(8.1)
Taxes on income	826	1,631	805	97.5
Net income from continuing operations	2,654	1,567	(1,087)	(41.0)
Net loss from discontinued operations	(1,812)	(799)	1,013	(55.9)
Net income	$842	$768	(74)	(8.8)

Financial expenses, net

Financial expenses, net, increased from $0.4 million in the three months ended September 30, 2009 to $0.5 million in the three months ended September 30, 2010, representing an increase of $0.1 million, or 26%. This increase was due primarily to the increase in our average net debt, representing $0.1 million. Our average net debt increased from $28.8 million in the three months ended September 30, 2009 to $36.8 million in the three months ended September 30, 2010.

Taxes on income

Our taxes on income increased from $0.8 million in the three months ended September 30, 2009 to $1.6 million in the three months ended September 30, 2010, representing an increase of $0.8 million, or 97.5%. This increase was due primarily to our inability to create new deferred tax assets in certain jurisdictions where we are still experiencing losses, representing $0.8 million. Our effective tax rate in the three months ended September 30, 2010 was 51.0%, compared to 23.7% in the three months ended September 30, 2009 mainly as a result of this factor.

Net income from continuing operations

Net income from continuing operations decreased from $2.7 million in the three months ended September 30, 2009 to $1.6 million in the three months ended September 30, 2010, representing a decrease of $1.1 million, or 41%. The decrease was due primarily to our increase in taxes on income, representing $0.8 million, our decrease in operating income of $0.2 million, and an increase in financial expenses, net, representing $0.1 million.

Net loss from discontinued operations

Our net loss from discontinued operations decreased from $1.8 million in the three months ended September 30, 2009 to $0.8 million in the three months ended September 30, 2010, representing a decrease of $1.0 million, or 55.9%. The decrease was due primarily to a decrease in the net loss of our NessPRO Europe operations, representing $1.2 million, offset by the exclusion of our Ness Benelux subsidiary, which we sold to a third party on January 15, 2010, representing $0.1 million. The results of NessPRO Europe were reclassified as discontinued operations following our March 29, 2010 resolution to sell the operations.

Net income

Net income in the three months ended September 30, 2010 was $0.8 million, similar to that in the three months ended September 30, 2009. This resulted from an increase in taxes on income, representing $0.8 million, a decrease in operating income, representing $0.2 million, and an increase our financial expenses, representing $0.1 million, offset by a reduction in the net loss from discontinued operations, representing $1.0 million.

Nine Months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase
	2009	2010	$	%

Revenues	$376,370	$414,380	38,010	10.1
Cost of revenues	276,681	301,512	24,831	9.0
Gross profit	$99,689	$112,868	13,179	13.2
Gross margin	26.5%	27.2%

Revenues

Our revenues increased from $376.4 million in the nine months ended September 30, 2009 to $414.4 million in the nine months ended September 30, 2010, representing an increase of $38.0 million, or 10.1%. Approximately $10.7 million of the increase was attributable to our acquisition of Gilon. The remaining increase was due primarily to an increase in the other revenues of our System Integration and Application Development segment, representing $12.5 million, foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $7.7 million, and an increase in revenues of our Software Product Engineering segment, representing $7.1 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $276.7 million in the nine months ended September 30, 2009 to $301.5 million in the nine months ended September 30, 2010, representing an increase of $24.8 million, or 9.0%. Approximately $8.6 million of the increase was attributable to our Gilon acquisition, and the balance was due primarily to growth in our delivery staff needed to support our increased revenues, representing $13.2 million, and foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $5.2 million.

Gross Profit

Our gross profit (revenues less cost of revenues) increased from $99.7 million in the nine months ended September 30, 2009 to $112.9 million in the nine months ended September 30, 2010, representing an increase of $13.2 million, or 13.2%. Approximately $2.0 million of the increase was attributable to our Gilon acquisition, and the remaining increase was due primarily to the increase in our other revenues, representing $6.4 million, and foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $2.5 million. Gross margin increased from 26.5% in the nine months ended September 30, 2009 to 27.2% in the nine months ended September 30, 2010 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2009	2010	$	%

Selling and marketing	$28,926	$29,433	507	1.8
General and administrative	64,339	74,294	9,955	15.5
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2,610)	—	2,610	(100.0)
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—	2,534	(100.0)
Total operating expenses	88,121	103,727	15,606	17.7
Operating income	$11,568	$9,141	(2,427)	(21.0)

Selling and marketing

Selling and marketing expenses increased from $28.9 million in the nine months ended September 30, 2009 to $29.4 million in the nine months ended September 30, 2010, representing an increase of $0.5 million, or 1.8%. The increase was due primarily to foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $0.6 million.

General and administrative

General and administrative expenses increased from $64.3 million in the nine months ended September 30, 2009 to $74.3 million in the nine months ended September 30, 2010, representing an increase of $10.0 million, or 15.5%. The increase was due primarily to salary increases and an increase in our Israeli severance pay provision due to salary increases, together representing $3.3 million, foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $2.3 million, retention expenses related to prior acquisitions, representing $1.5 million, the inclusion of general and administrative expenses from the acquisition, representing $1.2 million, and acquisition and integration costs of our Gilon acquisition, representing $0.7 million, offset by severance expenses in the nine months ended September 30, 2009 for which there were no corresponding expenses in the nine months ended September 30, 2010, representing $1.7 million.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In the nine months ended September 30, 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in the nine months ended September 30, 2010.

Commissions related to the sale of Israeli SAP sales and distribution operations

In the nine months ended September 30, 2009, we recorded income of $2.5 million, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008. There was no corresponding income in the nine months ended September 30, 2010.

Operating Income

Operating income decreased from $11.6 million in the nine months ended September 30, 2009 to $9.1 million in the nine months ended September 30, 2010, representing a decrease of $2.4 million, or 21.0%. The major factors contributing to this decrease were income in the nine months ended September 30, 2009 from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, commissions recognized in the nine months ended September 30, 2009 by NessPRO Israel (at that time a part of our former Software Distribution segment and now part of our System Integration and Application Development segment) related to the August 2008 sale of our SAP sales and distribution operations, representing $2.5 million, retention expenses related to prior acquisitions, representing $1.5 million, acquisition and integration costs of our Gilon acquisition, representing $0.7 million, and foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.3 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $5.2 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2009	2010	$	%

Operating income	$11,568	$9,141	(2,427)	(21.0)
Financial expenses, net	(2,210)	(1,140)	1,070	(48.4)
Income before taxes on income	9,358	8,001	(1,357)	(14.5)
Taxes on income	2,005	4,848	2,843	141.8
Net income from continuing operations	7,353	3,153	(4,200)	(57.1)
Net loss from discontinued operations	(3,941)	(7,031)	(3,090)	78.4
Net income (loss)	$3,412	$(3,878)	(7,290)	N/A

Financial expenses, net

Financial expenses, net, decreased from $2.2 million in the nine months ended September 30, 2009 to $1.1 million in the nine months ended September 30, 2010, representing a decrease of $1.1 million, or 48.4%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $0.6 million, a reduction in our average net debt, representing $0.3 million, and lower interest rates on our long-term debt, representing $0.2 million. Our average net debt decreased from $32.9 million in the nine months ended September 30, 2009 to $17.8 million in the nine months ended September 30, 2010.

Taxes on income

Our taxes on income increased from $2.0 million in the nine months ended September 30, 2009 to $4.8 million in the nine months ended September 30, 2010, representing an increase of $2.8 million, or 141.8%. This increase was due primarily to our inability to create new deferred tax assets in certain jurisdictions where we are still experiencing losses, representing $3.4 million, offset by a decrease of $0.5 million resulting from our lower taxable income. Our effective tax rate in the nine months ended September 30, 2010 was 60.6%, compared to 21.4% in the nine months ended September 30, 2009 as a result of these factors.

Net income from continuing operations

Net income from continuing operations decreased from $7.4 million in the nine months ended September 30, 2009 to $3.2 million in the nine months ended September 30, 2010, representing a decrease of $4.2 million, or 57.1%. The decrease was due primarily to our increase in taxes on income, representing $2.8 million, and our decrease in operating income of $2.4 million, partially offset by our decrease in financial expenses, net, representing $1.1 million.

Net loss from discontinued operations

Our net loss from discontinued operations increased from $3.9 million in the nine months ended September 30, 2009 to $7.0 million in the nine months ended September 30, 2010, representing an increase of $3.1 million, or 78.4%. The increase was due primarily to additional restructuring expenses in our NessPRO Europe and Asia Pacific operations, representing $2.6 million. The results of NessPRO Europe were reclassified as discontinued operations following our March 29, 2010 resolution to sell the operations. Also included in discontinued operations are our Ness Asia Pacific operations, which our board of directors resolved on February 1, 2010 to sell and in respect of which we signed a definitive asset transfer agreement with the buyer on April 24, 2010, and our Ness Benelux subsidiary, which we sold to a third party on January 15, 2010.

Net income (loss)

Net income changed from $3.4 million in the nine months ended September 30, 2009 to a net loss of $3.9 million in the nine months ended September 30, 2010, representing a change of $7.3 million. The change was due primarily to our larger net loss from discontinued operations, representing $3.1 million, our increase in taxes on income, representing $2.8 million, and our decrease in operating income, representing $2.4 million, partially offset by our decrease in financial expenses, representing $1.1 million.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Segment Data:	2009	2010	2009	2010

Revenues:
Software Product Engineering	$25,621	$28,879	$76,275	$83,336
System Integration and Application Development	97,581	112,467	300,095	331,044
	$123,202	$141,346	$376,370	$414,380
Operating Income (Loss):
Software Product Engineering	$3,609	$3,675	$11,819	$11,916
System Integration and Application Development	3,159	4,002	11,698	9,975
Unallocated Expenses	(2,900)	(3,990)	(11,949)	(12,750)
	$3,868	$3,687	$11,568	$9,141

Liquidity and Capital Resources

Overview

As of September 30, 2010, we had cash and cash equivalents, restricted cash and short-term bank deposits of $52.6 million compared to $68.6 million as of December 31, 2009. The funds held at locations outside of the United States are for future operating expenses and capital expenditures. We are not restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2009	2010

Net cash provided by (used in) operating activities	$34,100	$(13,559)
Net cash used in investing activities	(40,872)	(12,204)
Net cash provided by financing activities	4,162	23,162
Effect of exchange rate changes on cash and cash equivalents	(1,038)	(2,385)
Decrease in cash and cash equivalents	(3,648)	(4,986)
Cash and cash equivalents at the beginning of the period	44,585	40,218
Cash and cash equivalents at the end of the period	$40,937	$35,232

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net cash used in operating activities was $13.6 million in the nine months ended September 30, 2010, compared to net cash provided of $34.1 million in the nine months ended September 30, 2009. The major factors contributing to the change were an increase in our trade receivables and unbilled receivables in the nine months ended September 30, 2010 compared to a decrease in the nine months ended September 30, 2009, representing $77.5 million, a larger decrease in advances from customers and deferred revenues, representing $7.3 million, and lower net income from continuing operations, representing $4.2 million, offset by an increase in our trade payables in the nine months ended September 30, 2010 compared to a decrease in the nine months ended September 30, 2009, representing $19.5 million, and a smaller decrease in other accounts payable and accrued expenses, representing $15.5 million.

Net cash used in investing activities was $12.2 million in the nine months ended September 30, 2010, compared to $40.9 million in the nine months ended September 30, 2009. The major factors contributing to the decrease were proceeds from maturity of short-term bank deposits in the nine months ended September 30, 2010 compared to investment in short-term bank deposits in the nine months ended September 30, 2009, representing $28.9 million, and lower payments in connection with acquisitions of subsidiaries in prior periods, representing $12.3 million, offset by net cash paid for the acquisition of Gilon, representing $17.2 million.

Net cash provided by financing activities was $23.2 million in the nine months ended September 30, 2010, compared to $4.2 million in the nine months ended September 30, 2009. The major factors contributing to the increase were net proceeds from short-term bank credit in the nine months ended September 30, 2010 compared to net repayments of short-term bank credit in the nine months ended September 30, 2009, representing $29.6 million, offset by greater principal payments of long-term debt, representing $10.2 million.

The effect of exchange rate changes on cash and cash equivalents was ($2.4) million in the nine months ended September 30, 2010, compared to ($1.0) million in the nine months ended September 30, 2009. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At September 30, 2010, we had a short-term loan in the amount of $5.0 million from a commercial bank, bearing a variable interest rate and maturing in June 2011. Additionally, at September 30, 2010, we had the following long-term loans outstanding in connection with the funding of acquisitions: (i) a long-term loan from a commercial bank in the amount of €5.5 million, or $7.6 million, taken in September 2007 to fund the acquisition of NessPRO Italy S.p.A.; (ii) a long-term loan from a commercial bank in the amount of €9.6 million, or $13.1 million, taken in November 2007 to fund the acquisition of FMC Consulting and Informatics Ltd.; (iii) a long-term loan from a commercial bank in the amount of $8.3 million, taken in November 2007 to fund the acquisition of MS9 Consulting LLC; and (iv) two long-term loans from commercial banks in the amounts of NIS 28.5 million, or $7.8 million, and NIS 20 million, or $5.4 million, taken by one of our Israeli subsidiaries in April and May 2010 to fund the acquisition of Gilon. At September 30, 2010, we also had outstanding a long-term loan from a commercial bank in the amount of €9.2 million, or $12.6 million, taken in March 2008, and a long-term loan from a commercial bank in the amount of $10.3 million, taken in April 2009. The NIS 28.5 million and NIS 20 million loans taken to fund the acquisition of Gilon mature over six years with principal payments commencing in the first year. The $10.3 million loan taken in April 2009 matures over four years with principal payments commencing in the first year. Each of the other long-term loans matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, and is paid quarterly. The long-term loans contain covenants which, among other things: require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of December 31, 2009, we were not in compliance with covenants under certain long-term loans requiring positive operating income and a certain ratio of total financial obligations to EBITDA. We received a waiver from the banks with respect to the covenants as of December 31, 2009, and the banks agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010. As of September 30, 2010, we were in compliance and expect to remain in compliance with the applicable covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.6 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at September 30, 2010, one of our Israeli subsidiaries had a long-term loan of NIS 11.6 million, or $3.2 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things: require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of September 30, 2010, we were in compliance and expect to remain in compliance with these covenants.

At September 30, 2010, we had on-call borrowings in the aggregate amount of $25.4 million.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2010.

Contractual Obligations

As of September 30, 2010, except for the short-term and long-term loans obtained through September 30, 2010, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010.

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

As an example, a decrease of 10% in the value of the euro relative to the U.S. dollar in the nine months ended September 30, 2010 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.4 million for that period, while an increase of 10% in the value of the euro relative to the U.S. dollar in the nine months ended September 30, 2010 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.4 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.6 million, using the exchange rate prevailing at September 30, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $21.7 million, using the exchange rate prevailing at September 30, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, at which time the court transferred the case to non-binding mediation. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On October 25, 2010, our Board of Directors appointed Satyam Cherukuri, one of our directors, as Vice Chairman of the Board of Directors to assist Aharon Fogel as we transition to a new Chairman of the Board. As previously disclosed in a Current Report on Form 8-K dated September 7, 2010, Mr. Fogel notified us of his decision not to stand for re-election to the Board at our 2011 annual meeting of stockholders and that he expects to retire in the beginning of 2011.

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date:	November 4, 2010	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 4, 2010	By:	/s/ Ofer Segev
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