Form 10-K
period 2010-12-31
NESS TECHNOLOGIES INC
filed 2011-03-04
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ness Tower Atidim High-Tech Industrial Park, Building 4 Tel Aviv 61580, Israel Telephone: +972 (3) 766-6800	Ness Technologies 3 University Plaza, Suite 600 Hackensack, NJ 07601 Telephone: (201) 488-7222

(Address of registrant’s principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $144.5 million, based on the closing price of the stock on that date. Shares of common stock held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. As of February 25, 2011, 38,272,292 shares of common stock, $0.01 par value per share, were outstanding.

The registrant intends to file, not later than May 2, 2011, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements.

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

We provide services to over 500 clients located throughout the world, including a number of Fortune 1000 and Global 2000 companies. We have achieved recurring revenues from our multi-year contracts and long-standing relationships with clients such as Chordiant (Pegasystems), the Czech Office for Surveying, Mapping and Cadastre, Komercní Banka, Israel Aircraft Industries, Israel’s Ministry of Defense, Kaiser

Permanente, Lockheed Martin, NAVTEQ, Quintiles, Standard & Poor’s and Telefónica O2, which are among the largest clients in each of our verticals, based on revenues.

In 2010, existing clients from prior years generated more than 85% of our revenues, with no single client accounting for more than 5% of our revenues. For 2008, 2009 and 2010, the percentage of our revenues generated by public and private sector clients in Israel was 38%, 34% and 37%, respectively. The percentage of our revenues derived, in aggregate, from agencies of the government of Israel for the same time periods was 13%, 14% and 17%, respectively.

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

Our revenues have grown from $161.4 million in 2002 to $571.8 million in 2010, representing a compound annual growth rate of approximately 17%, while our results of operations have improved from net income from continuing operations of $0.7 million for 2002 to $30.5 million for 2008. In 2009, we recognized a net loss from continuing operations of $10.0 million, primarily as a result of severance, restructuring and related project costs incurred in the fourth quarter of 2009 as we reorganized, reduced, sold or closed selected smaller operations that were unprofitable or that we determined were not strategic to our planned future operations and growth. In 2010, our net income from continuing operations improved to $8.4 million.

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

Ness Technologies, Ness and V-Ness are our primary trademarks and trade names. All other trademarks, trade names and service marks used in this report are the property of their respective owners.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels.

Service Offerings

We offer two primary service lines: software product engineering; and system integration, application development, consulting and software distribution. We deliver these services and solutions using a global delivery model combining offshore, near-shore and local teams.

These two service lines, which correspond to our two reportable segments, are described in detail below. Financial information about our reportable segments is provided in the financial statements and related notes included in this annual report.

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

We function as a partner with our clients in the ongoing software product life cycle services we provide to them, including through their transition to a global software development model. During the transition, we manage their tactical needs at all phases of the globalization process. During the “build” phase, we provide strategic consulting to address our clients’ business challenges and investment goals. During the “stabilize and scale” phase, we help our clients track progress according to their plans. We report on the work in progress and advise our clients on how best to refine the model in order to optimize operations in accordance with their business priorities. We have successfully executed this approach and currently operate Software Product Labs for over 50 clients. In selected cases, as insurance against mergers, acquisitions and other restructuring scenarios by our clients, we provide to our clients, typically after 36 months of operation, the option of purchasing the offshore development center assets through a build-operate-transfer model.

Our expertise lies in both the management of global software product operations and full life cycle product engineering capabilities. Our engagement model for high-tech and ISV clients is uniquely suited to software product engineering and R&D services, whose needs are very different than IT services for enterprises.

Our offshore software product engineering centers in Bangalore, Hyderabad and Mumbai, India are ISO 9001:2008 and ISO/IEC 27001:2005 certified.

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

System Integration, Application Development, Consulting and Software Distribution

We offer a broad set of IT services to our clients in the area of system integration, application development, consulting and software distribution. We provide these services from our operations in North America, Europe, Israel and India, to customers in over 20 countries. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in selected verticals, including utilities and public sector, financial services, defense and homeland security, life sciences and healthcare, and others.

The services we offer include: enterprise resource planning and customer relationship management solutions; business intelligence and data warehousing systems; document management and knowledge management solutions; enterprise application integration solutions; proprietary and turnkey solutions;

command and control and real-time systems; geographic information systems; telecommunications systems; IT outsourcing; strategic consulting services; quality assurance, testing and user interface engineering; training and user assimilation services designed to produce high quality business solutions with broad and rapid user acceptance; and software distribution.

Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) Solutions.  ERP and CRM systems are integrated application software packages designed to support multiple business functions. For many organizations in the vertical markets we serve, ERP and CRM systems are the backbone of business transactions and communications. We offer a wide range of ERP and CRM solutions and services, including needs analysis, product selection and differentiation analysis, solution design, installation and administration, product adjustment and customization, data transfer from original information systems, integration with other systems, including business partner systems, end-user and administrator training, manual production and routine operational support, including upgrades and ongoing development. Our client service teams provide support activities such as localization, basis team infrastructure, training and delivery of complementary products. Our solutions and expertise include supply chain management, supplier relationship management and life cycle management. The vast majority of our ERP and CRM engagements use SAP, Oracle Applications, Microsoft Dynamics and PeopleSoft.

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

Command and Control and Real-Time Systems.  We deliver high-end technical solutions for protecting the safety of national borders, improving data gathering mechanisms, and enhancing communications channels for military, homeland security and civilian organizations. These services include:

•	air defense command and control systems, including simulators, test beds, C4I systems, planning systems and air traffic control systems;
•	ground command and control systems, or GCCS, including strategic and tactical visualization systems, digital GCCS systems, and tactical command and control systems;
•	surveillance systems, including mission management systems, unmanned aerial vehicle interpretation systems and anti-terrorism systems that detect unusual human behavior in urban settings;
•	intelligence systems, including IT solutions for organizations that collect, process and disseminate large volumes of information in demanding environments;
•	missile defense, including missile defense simulation and theater defense systems;
•	border control system used for identifying, controlling and registering passages through borders; and
•	electronic warfare systems, including modern human machine interfaces, resource allocation, parameter management, result acquisition and threat database management.

Geographic Information Systems (GIS).  We have been active in the field of digital mapping since 1985 (including through acquired entities), developing advanced GIS that quickly and accurately process and transform large volumes of maps and photography into various digital and easily readable formats. For example, militaries are in critical need of accurate maps, GIS data and photographic intelligence for mission planning, operational command and control, and three dimensional mission rehearsal and training. Some of Israel’s national (including military, civilian and commercial) geographic databases were created using software we developed. These systems cover all aspects of cartographic and photogrammetric data collection, manipulation, storage and retrieval.

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

IT Outsourcing.  We offer customized IT outsourcing services, both onsite and off-site. Through our end-to-end service solution, we take responsibility for all or a portion of our clients’ operations and activities, including information security solutions, IT management, application development and maintenance, infrastructure implementation and management, network management, computer and communications hardware, help desk support, and disaster recovery planning, storage and backup solutions. We apply our proven methodologies, which cover every phase of a project’s life cycle, with strong project management, senior staff supervision and quality assurance mechanisms to ensure reliable delivery. We provide these services, including support on a 24-hour-a-day, seven-day-a-week basis, to clients in diverse fields — for single-site and multi-site enterprises and organizations.

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

Training and Assimilation.  We offer clients comprehensive learning solutions by providing a wide range of training services. Our staff provides training across a wide range of information, technology and communication applications. We customize our training programs based on advanced proprietary training methodologies and evaluation tools satisfying our clients’ needs in terms of content, target audience, level of knowledge and training times. We complement traditional learning methods with learning management systems, e-learning platforms, and computer and web based self-study kits, enabling end-users to learn at their own pace and level. In addition to training, we offer assimilation services, designed to help organizations deploy new solutions rapidly and effectively. We include these services as part of every project, and also offer them separately to meet client needs.

Software Distribution.  We market and sell enterprise software licenses of third-party software vendors to corporate clients in geographic areas that are partially or completely uncovered by the software vendors’ own sales forces. We also provide a range of installation and support services related to those licenses. We select what we believe to be the best products for our clients by working closely with major international vendors who specialize in software product engineering, integration, localization, marketing, service and maintenance. In this way, we are able to leverage the products and methodologies supplied by our partners in order to provide our clients with comprehensive value added solutions. Through our partner relationships, we resell products, primarily in Israel, for over 30 companies, including EMC Documentum, Microsoft, Serena, Sterling Commerce, Sybase and SyncSort. We also have software distribution operations in Italy, Spain and Portugal, which are currently held for sale.

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

According to industry analysts, the global IT services market was in a period of solid annual growth for many years, following which it contracted in 2009 due to the worldwide economic recession starting in late 2008, after which growth resumed in 2010, although at a lower annual rate than prior to the recession. Based on our review of publicly available information, we believe the global IT services market will accelerate its growth going forward, in line with the ongoing macroeconomic recovery, and will grow from $782 billion in 2010 to $939 billion in 2014, representing a compound annual growth rate of approximately 4.7%.

Companies continue to seek cost-effective alternatives to acquire high quality IT services. The use of offshore vendors is common among larger corporations and continuing to grow in popularity among medium-sized firms. Based on our review of publicly available information, we project an annual growth rate for offshore IT services over the next several years of percentages in the mid-to-high teens, continuing to make offshore IT services a particularly high growth market.

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

Our long-term relationships with a diverse client base.  We have long-term relationships with many of our clients, who frequently retain us for additional projects after an initial successful engagement. In 2010, existing clients from prior years generated more than 85% of our revenues. Moreover, our client base is diverse and we are not dependent on any single client. In 2010, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 38% of our revenues. Agencies of the government of Israel, in aggregate, represented 17% of our revenues in 2010.

Our proven ability to scale.  With the exception of 2009, in which we reduced our headcount by about 7% as a result of the worldwide economic recession, we have grown our billable headcount continuously and successfully since inception, and we have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. For example, over the past four years we expanded our Indian headcount from approximately 1,400 to approximately 3,060 employees in response to our clients’ rapidly growing offshore development needs, and we expanded our employee base in Europe from approximately 750 to approximately 1,340 employees.

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

Further penetrate the North American market and the Eastern European emerging market.  We were formed in 1999 and quickly established a leading market position in the Israeli IT services market. Over the last ten years, we have expanded outside Israel with acquisitions and organic growth in North America, Europe and India. We generated approximately $23.0 million, or 14% of our revenues, in North America in 2002, which we expanded over eight-fold to $188.9 million, or 33% of our revenues, in 2010. During the same period, we grew our European revenue roughly twenty-eight-fold from approximately $5.8 million, or 4% of our revenues, to $160.7 million, or 28% of our revenues. We intend to continue our focus on expanding our revenues in North America and Europe, both organically and through acquisitions. Based on our review of publicly available information, in 2010, the North American market alone represented approximately 40% of total worldwide IT services spending, which concentration is expected to continue in the future. We intend to penetrate specific niches in that market utilizing our vertical products and technical expertise. Our acquisition strategy will also continue to target emerging markets in which we believe growth and potential profitability will be higher, such as Eastern Europe.

Be a market leader in key verticals.  In North America, we presently focus on several verticals: high-tech and ISVs, financial services, and life sciences and healthcare. In Europe, we focus on the utilities and public sector and on the financial services vertical. In Israel, we have a strong focus on several verticals, including defense and homeland security, utilities and public sector, financial services and telecommunications. We intend to further solidify our position in each of these verticals through internal growth based on complementary offshore offerings and key partnerships and external growth through acquisitions. In North America, our goal is to establish ourselves as a leading provider in outsourcing and offshore services for high-tech and ISVs, financial services and life sciences and healthcare.

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

High-Tech and Independent Software Vendors.  Software companies and other companies that build or rely on proprietary software to generate core revenues need to focus on their core competencies of developing software and other technology products. By utilizing our offshore capabilities, expertise and experience in developing software products, we enable our clients to meet this need through our Software Product Labs business offering to provide outsourced software product research and development centers that supplement those of the client. Our expertise lies in the design and development of new software products, re-development, re-engineering, porting, and maintenance of existing products, and global implementation and rollout support for existing products. We function as a partner with our clients to manage tactical needs at all phases of the development process.

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

Government agencies are increasingly required to modernize their traditional operating processes and models in order to improve and accelerate delivery of services to citizens. We have developed a track record in the public sector for helping government agencies deliver IT services to the public more effectively and efficiently. In Israel and Central and Eastern Europe, we are a leading provider of integrated solutions for the public sector.

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

Global Delivery Model

We have local, near-shore and offshore delivery facilities in North America, Europe, Israel and India, with a range of industry expertise, software language and product focuses, and also with varying costs. Each facility has a high level of management skill, vertical expertise, IT services capabilities and quality at each location.

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

For example, for the last three years we provided software product engineering services to a global software development company from a large extended development center in India and a large near-shore extended development center in Eastern Europe. Similarly, we have completed many regional European SAP projects for multi-national corporations using resources from the Czech Republic, Slovakia, Romania, Israel and Switzerland. In these and virtually all other projects staffed using our global delivery model, the teams work in their home locations except for periodic travel to the client location for knowledge transfer, client meetings and implementation work. This model also means that we are substantially less affected by changing immigration regulations than other well-known offshore vendors. In our model, the team that remains at the client site throughout the engagement comprises our local resources, complementing our local presence with our strong vertical experience to the engagement from inception through completion.

As of December 31, 2010, we employed approximately 7,710 employees worldwide, including approximately 3,060 in India, 2,750 in Israel, 1,340 in Europe, 525 in North America and 35 in the Asia Pacific region. Financial information about the geographic areas in which we operate is included in the financial statements and related notes included in this annual report.

Sales and Marketing

We market our services to large organizations in North America, Europe, Israel and Asia. We have a leading market presence in Israel and a growing presence in North America and Europe, especially in selected verticals. We sell and market our services from sales offices serving over 20 countries. We manage our business and results of operations as part of a global sales and marketing strategy. As of December 31, 2010, we had approximately 225 sales and marketing persons and account managers.

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

Clients

We presently serve over 500 clients in a wide range of industries. Our clients vary in size and include a number of Fortune 1000 and Global 2000 companies. For 2010, no client represented more than 5% of our annual revenues, and our largest twenty clients together represented approximately 38% of our revenues, compared to 36% in 2009. Agencies of the government of Israel, in aggregate, represented 17% of our revenue in 2010, versus 14% in 2009.

The percentage of our revenues derived from Israeli clients has been declined markedly as we have expanded our global presence. Our revenues for the periods presented, broken down by geographic area, are as follows:

Year ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Israel	98%	82%	71%	60%	55%	51%	48%	38%	34%	37%
North America	2	14	17	27	24	27	26	29	34	33
Europe	—	4	11	12	19	21	25	32	30	28
Asia Pacific	—	—	1	1	2	1	1	1	2	2
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Our client base includes leading worldwide and regional entities. The clients listed alphabetically below are among our largest clients, based on revenues, in each of our verticals:

High-Tech and Independent Software Vendors

•	Amadeus
•	Applied Materials
•	Cobalt Group
•	Dorado Corporation
•	eBay
•	FiServ
•	Flexera Software
•	IBM
•	Navteq
•	Open Text
•	PayPal
•	Pegasystems
•	Ventyx

Utilities and Public Sector

•	Cellcom
•	Czech Office for Surveying, Mapping and Cadastre
•	Czech Television
•	Electrica
•	Israel Airport Authority
•	Israel Court Authority
•	Israel Electric Corporation
•	Israel Ministry of Finance
•	Jerusalem Water
•	Partner Communications (Orange)
•	Prague Municipality
•	Slovak Geodesy, Cartography and Cadastre Authority
•	Slovenská Elektrizacná Prenosová Sústava
•	Stredoslovenská Energetika
•	Tel-Aviv Municipality
•	Telefónica O2
•	T-Mobile
•	YES

Financial Services

•	Bank Hapoalim
•	Bank Leumi

•	Cash America
•	Clal Insurance
•	Ceská Sporitelna, a.s.
•	Generali Group
•	Israel Discount Bank Ltd.
•	JP Morgan Chase
•	Komercní Banka
•	LeumiCard
•	M&T Bank
•	OTP Bank
•	Phoenix Insurance
•	Raiffeisenbank
•	Standard & Poor’s
•	Waldviertler Sparkasse

Defense and Homeland Security

•	Israel Aircraft Industries
•	Israel Ministry of Defense
•	Israeli Police
•	Lockheed Martin
•	Tadiran Systems

Note: for security reasons, many large clients in this vertical are not listed

Life Sciences and Healthcare

•	Boehringer Ingleheim
•	Clalit Health Services
•	Kaiser Permanente
•	Maccabi Health Services
•	Novartis
•	Pfizer Pharmaceuticals
•	Quintiles Transnational Corporation
•	Slovak Ministry of Health
•	Teva

Others

•	Israel’s Yellow Pages
•	ITV
•	Long & Foster
•	Pearson plc.
•	Vítkovice
•	Wiley

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

We have many alliances and partnerships around the world. Some alliances are specific to certain verticals and others are specific to certain markets in which we operate. Some key alliances and partnerships that are applicable across multiple industry verticals and across multiple geographic areas, and with whom we conduct business, are described in the chart below:

Partner	Alliance Description
Chordiant	We provide professional services to Chordiant’s customers through our worldwide partnership, including the implementation of systems to automate and manage operational business processes for service-driven global organizations in retail banking, card services, lending, insurance and telecommunications.
EMC	We partner with EMC worldwide to deliver robust, validated and high performing Documentum document and content management systems and workflow solutions to our clients. In addition, we are the sole sales channel in Israel for Documentum enterprise content management solutions. We also provide customized storage solutions to enterprise clients.
IBM	We work with IBM around the world to offer a broad array of scalable solutions built on IBM software and hardware platforms. We also work with IBM to provide ISVs with re-platforming services, enabling them to migrate existing applications to open-standards-based IBM platforms and to stay current with IBM platform changes. In addition, we have supplier agreements with IBM in the United States, India and Israel for services, software and hardware.
Hewlett Packard	We work with Hewlett Packard to provide end-to-end solutions for customer business needs. We also partner with Mercury Interactive, a subsidiary of Hewlett Packard, as their certified partner for the implementation and deployment of testing and QA enterprise projects around the world.
Microsoft	We work with Microsoft around the world to offer a broad array of scalable solutions built on Microsoft’s .NET enterprise platform and other Microsoft platforms. We are a global Microsoft Gold Partner with certifications on many platforms and products, and we have won numerous Microsoft awards for our solutions.
Oracle	We work with Oracle around the world to provide a range of ERP and database solutions to our customers, and in addition we resell Oracle software in certain geographic regions. We have won several Oracle awards, including the Oracle Accelerate Partner of the Year for 2009 for mid-market applications.
SAP	We partner with SAP in Israel as a Gold Partner, and with SAP worldwide, to deliver innovative ERP solutions and professional services. In addition, we provide SAP academy training in Israel, resell SAP licenses exclusively to selected customers and provide localization and other related services.

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

In addition to these benefits, our partnerships and alliances: enhance our ability to deliver a broad range of IT services outsourcing; provide us channels to sell additional services to our clients, such as quality assurance and training; and make us a more attractive employer, based on our employees’ use of these advanced platforms and access to our partners.

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

We regard our trade name, trademarks, service marks and domain names as important to our success. We rely on the law to protect our proprietary rights to them and we have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered our key brand “Ness” or “Ness Technologies” as a trademark in each of the United States, Israel and the Czech Republic, and as an international trademark at the International Bureau of the World Intellectual Property Organization in Geneva. We have also registered “Ness Financial Data Enterprise,” “Ness Software Product Labs” and “Ness Content Office” as trademarks in the United States.

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

Employees

As of December 31, 2010, we had approximately 7,710 employees, including approximately 6,770 IT professionals.

Our employees are our most important asset. We believe that the quality and level of service that our professionals deliver are among the highest in the global IT services industry. We believe that we provide a challenging, entrepreneurial and empowering work environment that demands dedication and a strong work ethic.

Our training, continuing education and career development programs are primarily designed to ensure that our IT professionals enhance their skill-sets in alignment with their respective roles. We continually provide our IT professionals with challenging assignments and exposure to new skills, technologies and global opportunities. We have an appraisal program that incorporates a feedback system, recognizing high performers and providing constructive feedback and coaching to underperformers. Leadership development is also a key part of our training programs, with a particular focus on global leadership.

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

Towards the end of 2001, after becoming a leading IT services company in Israel, we embarked on a global expansion strategy. We made the following material acquisitions as part of that strategy:

•	Blueflame Inc., a privately-held, U.S.-based application development and system integration provider focused primarily on the life sciences industry, in 2001;
•	APP Group CEE B.V., a privately-held IT services firm in the Czech Republic and Slovakia serving the utilities, telecommunication, finance, public and manufacturing sectors, in 2002;
•	Apar Holding Corp., a privately-held U.S./Indian IT services provider of software services to the financial services, manufacturing, telecom, retail sales and logistics sectors, and of sophisticated offshore software engineering development services to software product companies; in 2003;

•	Three privately-held providers of IT services and solutions in Eastern Europe, in 2005: Radix Company SA, based in Romania; Delta Electronic Services a.s., based in Slovakia; and Efcon a.s.;
•	Olas Software Solutions, Inc., d/b/a Innova Solutions, a privately-held IT services provider and system integrator based in California and India, offering IT services and solutions to the financial services industry, in 2006;
•	Three privately-held software distribution and integration companies in Europe and Asia Pacific, in 2006 and 2007: Selesta España, based in Spain and Portugal; Advanced Industrial Management Company Limited, based in Thailand; and Selesta S.p.A., based in Italy;
•	MS9 Consulting LLC, a privately-held, U.S.-based IT services company serving the healthcare industry, in 2007;
•	FMC Consulting and Informatics Ltd., a privately-held IT consulting and services company based in Hungary serving the financial services sector, in 2007;
•	Logos a.s., a privately-held IT services and consulting company based in the Czech Republic serving the financial and telecom sectors, in 2008; and
•	Gilon Business Insight Ltd., a privately-held Israeli provider of business intelligence consulting and implementation solutions and services, in 2010.

All of the acquired companies were integrated into our corporate structure, with capabilities and staff assigned to our various divisions and business groups.

In the first quarter of 2010, we sold or resolved to sell selected smaller operations that were unprofitable or that we determined were not strategic to our planned future operations and growth:

•	Ness Benelux, which primarily provided IT professional services in the Netherlands;
•	Ness Asia Pacific, which provided IT professional services mainly in Singapore, Thailand and Malaysia; and
•	Our NessPRO operations in Europe, which were engaged primarily in selling and distributing licenses to third-party enterprise solutions in Italy, Spain and Portugal.

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

Risks Relating to Our Business

General economic conditions may continue to negatively affect our sales, which would materially adversely affect our profitability and revenue growth.

Our revenue and profitability depend significantly on general economic conditions and the demand for IT services in the markets in which we compete. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue and profitability. Additionally, the implementation costs of our expense reduction measures and other restructuring efforts necessitated by the economic environment have resulted, and may result in the future, in net losses. Uncertainty about future economic conditions, particularly in Europe, makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our services, and consequently our results of operations, prospects and stock price.

Quarterly fluctuations in our results of operations could cause our stock price to decline or fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results of operations. During the past eight quarters, our quarterly net income from continuing operations has ranged from a loss of approximately $17.4 million to income of approximately $5.3 million. In future periods, our operating results could be below public expectations, which would likely cause the market price of our common stock to decline. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including:

•	currency exchange fluctuations;
•	unanticipated changes in the demand for our services due to changing macroeconomic factors;
•	the size, timing and terms and conditions of significant projects;
•	variations in the duration, size and scope of our projects;
•	contract terminations or cancellation or deferral of projects;
•	our ability to manage costs, including personnel and support services costs, and investments required by us to maintain our existing operations and support future growth;
•	changes in pricing policies by us or our competitors;
•	the introduction of new services by us or our competitors;
•	acquisition, integration and amortization costs related to possible acquisitions of other businesses;
•	the timing and costs of restructuring efforts, severance payments and related project costs necessitated by economic conditions; and
•	the size and timing of write-offs or write-downs of goodwill and other amortizable intangible assets, if deemed necessary due to impairment testing, dispositions or other events.

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

We offer a portion of our services on a fixed price basis, rather than on a time-and-materials basis. In 2008, 2009 and 2010, revenues from fixed price projects accounted for approximately 31%, 33% and 34% of our total revenues, respectively. Under these contractual arrangements, we bear the risk of cost overruns, completion delays and wage inflation. We have incurred losses on fixed price projects in the past, and we may incur losses on fixed price projects in the future if we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe. If we incur losses on fixed price projects in the future, our profitability may suffer.

We may be required to be responsible for the performance of business partners we do not control, which could lower our margins and reduce profitability.

In connection with some of our more complex engagements, we have been required, and may in the future be required, to assume contingent responsibility for the performance of business partners. Our being required to perform the third party obligations of these commitments could have a material adverse effect on our margins and profitability because we would be required to incur additional costs, possibly without any corresponding recovery against the third parties. While we will continue to manage liabilities or risks through rigorous transaction review, we expect that clients may require us to assume certain additional contractual obligations and potential liabilities when we are responsible for the performance of business partners we do not control.

A decline in the value of our market capitalization could require us to write-down the value of our goodwill, which could have a material adverse effect on our results of operations.

Our balance sheet contains a significant amount of goodwill and other amortizable intangible assets in long-term assets, totaling about $292 million at December 31, 2010. We review goodwill annually for impairment, or more frequently when indications for potential impairment exist. We review other amortizable intangible assets for impairment when indicators for impairment exist. Since the capital markets downturn beginning in late 2008, our stock price, and consequently our market capitalization, have declined, and may decline further in the future. If the value of our market capitalization remains below the value of our stockholders’ equity, it might indicate that impairment is required. An impairment of goodwill may be required if the carrying amount of a reporting unit exceeds its fair value.

We determine the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates our fair value. We have corroborated the fair values using the Market Approach. Judgments and assumptions related to future growth rates, weighted average cost of capital, interest, cash flows and market conditions are inherent in developing the discounted cash flow model; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates.” As part of our goodwill impairment analysis, we compare our market capitalization to the fair value of the Company based on a third-party valuation study. Our ability to reconcile the gap between our market capitalization and our aggregate fair value depends on various factors, some of which are quantitative, such as an estimated control premium that an investor would need to pay for a controlling interest in us, and some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets.

If our market capitalization stays below the value of our stockholders’ equity, or actual results of operations differ materially from our modeling estimates and related assumptions, or if any of our qualitative reconciliation factors changes in the future, we may be required to record impairment charges for our goodwill. Each such write-down, if required, could result in a significant non-economic expense on our income statement, which could have a material adverse effect on our results of operations.

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

As of December 31, 2009, we were not in compliance with certain financial covenants. We received a waiver from the lenders with respect to the covenants as of December 31, 2009, and the lenders agreed to provide, as substitutes, less stringent covenants to apply through September 30, 2010.

As of December 31, 2010, we were in compliance with all of our covenants. We cannot, however, assure that we will maintain compliance with applicable covenants in the future. If we fail to comply with the covenants and do not receive waivers from the lenders, our lenders may accelerate repayment of some or all of the affected debt, which would materially limit our operating flexibility.

The high volatility in the value of stocks, bonds and other investments could require us to write-down the value of our severance pay fund, which could have a material adverse effect on our results of operations.

Under Israeli law, we must provide severance for all our employees in Israel. We fund the severance through monthly deposits in externally managed funds, invested mostly in conservative investments such as government and corporate bonds. During portions of the recent capital markets downturn, the value of these investments declined, and they may lose value in the future. The magnitude of the future potential loss is unpredictable, because it is based on the market value of investments at a future date. The severance pay fund is recorded at redeemable value on our balance sheet, and if the value of the investments falls, we will be required to write down the value of the severance pay fund asset on our balance sheet. If the write-down is significant, it would result in a significant expense on our income statement, materially adversely affecting our results of operations.

We may engage in acquisitions, strategic investments, partnerships, alliances or other ventures that are not successful, or fail to integrate acquired businesses into our operations, which may adversely affect our competitive position and growth prospects.

In the last three years we acquired two companies. We may seek to acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. However, we may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

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

We may fail to sell discontinued operations or related assets on a timely basis, or at all, and the proceeds we realize from such sales may be less than expected, which may adversely affect our profitability and cash flows.

In recent years, we have sold subsidiaries, operations, intellectual property and other assets. One of the recent sales requires the buyer to make a future payment for the balance of the deal consideration. Also, the closing of the sale of a foreign subsidiary included in this deal is contingent on government approval in the country where the subsidiary is incorporated. If the buyer of the sold operations does not remit its contractually obligated balance or if the foreign government does not timely approve the closing of the sale, our profitability and cash flows may be adversely affected.

We currently have operations that are held for sale and that are either covered by a signed term sheet or are being actively marketed for sale, which are currently classified as discontinued operations. We have incurred operating losses, restructuring charges and goodwill write-downs in the last two years with respect to these operations. If we are unable to timely sell the operations which are covered by a signed term sheet or obtain a binding letter of intent to sell the others, we may be required to retroactively reclassify these operations as continuing operations, which would materially adversely affect our prior period profitability.

The proceeds we ultimately realize on this or any sale may be less than the current asset value of the operations on our balance sheet. In this case, we would be required to recognize a loss on our income statements for the difference between the proceeds realized and the asset value, which would adversely affect our profitability. Lower than expected proceeds would also adversely affect our cash flows.

As we derive a significant portion of our revenues from the Israeli government, a reduction of government spending in Israel on IT services would reduce, possibly materially, our revenues and profitability; and any delay in its annual budget approval process would negatively impact our cash flows.

We perform work for a wide range of Israeli governmental agencies, including defense, education, justice and finance, in separate unrelated transactions, which collectively represented approximately 17% of our revenues in 2010. Any reduction in total Israeli government spending for political or economic reasons, such as occurred in the Israeli recession ending in 2004 or the current worldwide recession, would reduce, possibly materially, our revenues and profitability. In addition, the government of Israel has experienced significant delays in the approval of its annual budget in most of the last six years. Such delays in the future could materially and negatively affect our cash flows by delaying receipt of payment from the government of Israel for services performed.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects and competition for such professionals may adversely affect our profitability.

Our success depends largely on the contributions of our employees and our ability to attract and retain qualified personnel, including technology, consulting, engineering, marketing and management professionals. Competition for qualified personnel in the IT services industry, in the markets in which we operate, particularly in India, can be intense and, accordingly, we may not be able to retain or hire all of the personnel necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled IT professionals we need, we may have to forego projects for lack of resources or may be unable to staff projects optimally. In addition, the competition for highly skilled employees may require us to increase salaries of highly skilled employees, and we may be unable to pass on these increased costs to our clients, which would reduce our profitability.

If we fail to manage our growth, our business could be disrupted and our profitability will likely decline.

We have experienced rapid growth during most of our twelve-year corporate history, through both acquisitions and organic growth. The number of our employees increased from approximately 5,025 as of December 31, 2004 to approximately 8,425 as of December 31, 2008. Although our employee headcount decreased to 7,710 during 2009 and 2010 as we reduced costs in response to the worldwide economic recession, we expect to resume our headcount growth as the economy recovers, and this growth may significantly strain our management and other operational and financial resources. In particular, continued headcount growth increases the integration challenges involved in:

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

To date, most of our sales have been denominated in dollars, NIS, Czech Crowns, euros and other European currencies, while a significant portion of our expenses is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with United States generally accepted accounting principles (“GAAP”). Despite our use of certain forward foreign currency exchange contracts to hedge our balance sheet exposure against foreign currency exchange fluctuations and to partially hedge against the effect of foreign currency exchange rate fluctuations on cash flows denominated in Indian Rupees, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore have an adverse effect on our profitability, or could reduce our revenue growth rate in dollar terms.

If or when the government of India reduces or withdraws tax benefits and other incentives it provides to us, our net income will decrease.

Currently, we receive tax benefits that India provides to exporters of IT services under the Software Technology Parks of India (“STPI”) program. Originally, this “tax holiday” provided a complete exemption from corporate income tax for exported IT services until March 31, 2009, compared to an ordinary corporate tax rate, currently approximately 33%. In mid-2007, India imposed a minimum alternate tax (“MAT”), currently 18% and proposed to be increased to 18.5% effective March 31, 2011, but India permits amounts due under the MAT to be offset against future taxes that would be due when the STPI program ends. As a result, our operations in India were subject to relatively low tax rates.

The STPI program was extended by the Indian government to expire on March 31, 2010, and subsequently extended to expire on March 31, 2011, but with the stipulation that no exporter of Indian IT services could benefit from the STPI program for more than 10 fiscal years. Our largest Indian delivery center, located in Bangalore, lost its tax exemption on March 31, 2009 because it had benefitted from the exemption since the beginning of the original ten-year STPI program, and this increased our tax expense and reduced our profitability. Our second-largest Indian delivery center, located in Hyderabad, lost its tax exemption on March 31, 2010 because it had benefitted from the exemption for ten years at that date, and this further increased our tax expense and reduced our profitability. Our Indian delivery center in Mumbai will continue to benefit from the STPI program until it reaches its ten-year limit on March 31, 2011.

The STPI program may be extended again in its current form or a reduced form. Even if the STPI program expires, exporters of IT services may still be able to maintain a partial exemption from Indian corporate taxes by locating new operations in special economic zones (“SEZ”) in certain Indian cities.

If the STPI program is extended again but we are not able to take full advantage of it in its new form; or if we are unable to, or decide not to, locate a significant portion of our Indian operations in an SEZ; or if we remain exempt from taxes but are no longer permitted to offset MAT amounts due against future taxes; then our tax expense will increase further, reducing our profitability.

If we fail to achieve planned growth in our offshore and near-shore facilities, our ability to fulfill client commitments profitably or at all may be compromised.

Our growth strategy relies in part on the expansion of our offshore development centers. If we fail to retain needed employees in India and other offshore locations, or to manage growth in these regions, our business, financial condition and results of operations may be adversely affected. Employee attrition rates in India are significantly higher than in other geographic areas. Wage costs in India have historically been significantly lower than wage costs in North America and Western Europe for comparably skilled professionals; however, wages in India continue to increase at a significantly faster rate than in North America and Western Europe, which could result in increased costs for IT professionals, particularly project managers and other mid-level professionals. As a result of competing demand in the Indian employment market, we may need to increase the levels of our employee compensation significantly to remain competitive. Compensation increases may hinder our planned growth and could materially adversely affect our business, financial condition and results of operations.

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

We currently operate in North America, Europe, Israel and India, serving customers in over 20 countries, and we intend to further penetrate key markets, primarily in North America and Europe, while continuing to establish and expand offshore and near-shore development centers in lower-cost Asian and Eastern European markets. We expect to devote significant resources to this effort but may not be successful in this regard. Risks inherent in our international business activities include:

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

Annual wage inflation for IT professionals in India over the past several years has exceeded world-wide averages significantly. Based on our review of publicly available information, we believe that this trend will continue for the foreseeable future. Similarly, wage inflation for IT professionals in our other geographic areas appears to be increasing. If we are unable to provide adequately for such wage increases in our contracts with our customers, or if unexpectedly large wage increases occur, we may experience a material adverse effect on our profitability.

Regional instability in Israel and India may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

We generated approximately 37% of our revenues in Israel in 2010. In addition, our principal offices and a significant portion of our employees are located in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. We cannot predict the effect on our business of any increase in the degree of violence against Israel or the effect of military action or regime change elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries restrict or prohibit business with Israel or companies that do business in Israel. These restrictive laws and policies may severely limit our ability to provide services in those countries.

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

We also generate significant revenues from services we deliver from India, where 40% of our employees were located at December 31, 2010. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in several major Indian cities. Although the relations between the two countries have been generally improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our operations could adversely affect our profitability.

Political change or instability in Central and Eastern Europe may adversely affect business conditions in those regions, which may disrupt our operations and negatively affect our revenues and profitability.

We generated approximately 28% of our revenues in Europe in 2010, the great majority of which was from customers in Central and Eastern Europe, where we maintain operations in the Czech Republic, Slovakia, Hungary and Romania. Several of these countries have recently undergone, or are currently undergoing, political regime change, including in some cases interim care-taker governments. Such political uncertainty has resulted, and may result in the future, in significant delays in the award of large public sector contracts for IT services and in major investments within the private sector, and in delays in ongoing engagements. Furthermore, such political uncertainty could delay the availability of external European Union funding which has been promised to these countries, significant portions of which are designated for infrastructure improvement, including IT infrastructure and IT services. Because such public sector contract awards, private sector investments and infrastructure-related IT services spending represent a portion of our anticipated revenues in Central and Eastern Europe, such delays could materially reduce our revenues and profitability.

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

Risks Relating to Our Stock

Our stock price may be highly volatile and could drop unexpectedly.

The market price of our stock may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

•	changes in financial estimates or investment recommendations by securities analysts relating to our stock;
•	changes in market valuations of IT service providers and other high technology companies;
•	general economic conditions;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major client or changes in our employee utilization rate;
•	unfavorable legal or arbitration judgments; and
•	changes in key personnel.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office in Israel is located in leased premises of approximately 265,000 square feet in Tel Aviv. Our principal executive office in the United States is located in leased premises of approximately 12,000 square feet in Hackensack, New Jersey. On or about April 1, 2011, our principal executive office in the United States will be moved to leased premises of approximately 9,000 square feet in Teaneck, New Jersey.

We have offices of various sizes at approximately 29 locations in 10 countries totaling approximately 965,000 square feet, all of which are leased, including approximately 430,000 square feet in India, primarily in Bangalore, Hyderabad and Mumbai.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.8 million, using the exchange rate prevailing at December 31, 2010. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $22.4 million, using the exchange rate prevailing at December 31, 2010. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, following which the court transferred the case to non-binding mediation. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange under the symbol “NSTC.” The following table shows the high and low per share sale prices of our common stock for each full quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Select Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
2009
First Quarter	$4.47	$2.36
Second Quarter	$4.18	$2.70
Third Quarter	$8.37	$3.92
Fourth Quarter	$7.95	$4.84
2010
First Quarter	$6.74	$4.95
Second Quarter	$7.30	$4.17
Third Quarter	$4.92	$4.12
Fourth Quarter	$6.00	$4.17
2011
First Quarter (through February 25, 2011)	$6.72	$5.78

We have never paid any cash dividends. We currently intend to retain our future earnings to finance the operation and expansion of our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

On February 25, 2011, the last reported sale price per share of our common stock on the Nasdaq Global Select Market was $6.04. As of February 25, 2011, there were approximately 36 holders of record of our common stock, although the number of beneficial shareholders was considerably larger.

Purchases of Equity Securities

On October 30, 2008, our board of directors authorized a stock repurchase program, under which we could repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. On November 1, 2009, our board of directors approved a 12-month extension of the stock repurchase plan, and on October 25, 2010, our board of directors approved a subsequent 12-month extension of the stock repurchase plan.

During the three months ended December 31, 2010, we did not repurchase any shares under the plan. The remaining authorized number of shares that may be repurchased under the plan is 2,372,096.

Stock Performance Graph

Set forth below are a graph and a table comparing cumulative total return on $100 invested, alternatively, in our common stock, the Nasdaq U.S. Index and the S&P 500 Information Technology Sector Index for the period commencing on December 31, 2005 and ending on December 31, 2010. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return*

	Ness Technologies, Inc.	Nasdaq U.S. Index	S&P 500 Information Technology Sector
12/31/05	$100.00	$100.00	$100.00
3/31/06	116.90	106.07	104.17
6/30/06	99.81	99.15	94.14
9/30/06	123.96	103.62	102.16
12/31/06	132.40	111.74	108.42
3/31/07	118.66	112.33	107.40
6/30/07	120.80	121.24	118.53
9/30/07	101.39	126.88	126.00
12/31/07	85.70	124.67	126.10
3/31/08	88.12	106.70	106.94
6/30/08	93.96	107.89	109.61
9/30/08	106.50	96.13	96.54
12/31/08	39.74	73.77	71.70
3/31/09	27.39	71.64	74.78
6/30/09	36.30	86.12	89.53
9/30/09	73.26	99.74	104.74
12/31/09	45.59	107.12	115.95
3/31/10	58.59	113.19	118.17
6/30/10	40.02	99.74	103.69
9/30/10	41.78	112.49	115.90
12/31/10	55.15	125.93	127.77

*	Assumes $100 invested on December 31, 2005 in our common stock and in each index, at the closing price on that date; and that all dividends have been reinvested. No cash dividends have been declared on our common stock. Prepared by Standard & Poor’s.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2008, 2009 and 2010 and the selected consolidated balance sheet data as of December 31, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2006 and 2007 and the selected consolidated balance sheet data as of December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements not included in this report, adjusted to reflect discontinued operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$449,687	$513,478	$604,612	$511,947	$571,787
Cost of revenues	324,085	370,020	440,376	386,061	412,934
Gross profit	125,602	143,458	164,236	125,886	158,853
Operating expenses:
Selling and marketing	31,854	36,408	45,056	41,168	41,187
General and administrative	60,434	81,895	92,428	89,592	101,242
Arbitration settlement and related charges	—	15,210	—	—	—
Gain from sale of Israeli SAP sales and distribution operations, net	—	—	(18,366)	—	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	—	—	(2,610)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	—	—	(2,534)	—
Total operating expenses	92,288	133,513	119,118	125,616	142,429
Operating income	33,314	9,945	45,118	270	16,424
Financial income (expenses), net	(1,222)	114	(5,098)	(2,998)	(1,826)
Gain on sale of a cost investment	5,001	—	—	—	—
Other income (expenses), net	324	(703)	(390)	—	—
Income (loss) before taxes on income	37,417	9,356	39,630	(2,728)	14,598
Taxes on income	7,769	4,248	9,136	7,271	6,189
Equity in earnings of affiliates and gain from disposal of an affiliate	168	—	—	—	—
Net income (loss) from continuing operations	$29,816	$5,108	$30,494	$(9,999)	$8,409
Net income (loss) from discontinued operations	(3)	4,979	4,965	(42,455)	(18,844)
Net income (loss)	$29,813	$10,087	$35,459	$(52,454)	$(10,435)
Basic net earnings (loss) per share from continuing operations	$0.83	$0.13	$0.78	$(0.26)	$0.22
Diluted net earnings (loss) per share from continuing operations	$0.82	$0.13	$0.77	$(0.26)	$0.22
Basic net earnings (loss) per share from discontinued operations	$(0.00)	$0.13	$0.13	$(1.10)	$(0.49)
Diluted net earnings (loss) per share from discontinued operations	$(0.00)	$0.13	$0.13	$(1.10)	$(0.49)
Basic net earnings (loss) per share	$0.83	$0.26	$0.90	$(1.36)	$(0.27)
Diluted net earnings (loss) per share	$0.82	$0.26	$0.89	$(1.36)	$(0.27)
Weighted average number of shares used in computing basic net earnings (loss) per share	35,999	39,076	39,321	38,598	38,128
Weighted average number of shares used in computing diluted net earnings (loss) per share	36,549	39,510	39,674	38,598	38,734

	Year ended December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$44,316	$38,909	$44,585	$40,218	$29,973
Short-term bank deposits and restricted cash	2,027	2,963	8,034	28,409	11,491
Working capital	92,849	138,493	141,049	90,515	57,022
Total assets	541,136	689,348	746,993	685,611	692,883
Total debt, including short-term bank credit and current maturities	10,763	49,348	84,178	72,668	79,459
Stockholders’ equity	332,655	371,173	391,679	351,288	344,765

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

Our revenues increased to $571.8 million for 2010 from $511.9 million for 2009. Net income from continuing operations increased to $8.4 million in 2010 compared to a net loss from continuing operations of $10.0 million in 2009, when we recorded a charge for restructuring, severance and related project costs of $15.0 million following a revenue contraction in 2009 during the initial portion of the worldwide economic recession.

We reclassified our European software distribution operations and our Asia Pacific system integration operations as discontinued operations as a result of the March 29, 2010 resolution by our board of directors to sell the operations. See Note 1d, “Discontinued Operations,” to the consolidated financial statements included in this report.

The dollar weakened by an average of 5% against the NIS and strengthened by an average of 3% against a revenue-weighted basket of the Czech Crown, euro and other relevant European currencies in 2010 compared to 2009. Since approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies, we estimate that our revenues were $7.8 million higher, and our operating income was $0.2 million higher, in 2010 as a result of changes in foreign currency exchange rates versus their average rates for 2009.

Our client base is diverse, and we are not dependent on any single client. In 2010, no client accounted for more than 5% of our revenues and our largest twenty clients together accounted for approximately 38% of our revenues. For 2010, the percentage of our revenues derived in aggregate from agencies of the government of Israel was 17%. Existing clients from prior years generated more than 85% of our revenues in 2010.

Our backlog from continuing operations as of December 31, 2010 was $635 million compared to $627 million as of December 31, 2009. This represents steady year-over-year backlog, after adjusting for an increase of $9 million in the dollar value of our non-U.S. backlog due to the slightly weaker dollar on December 31, 2010 compared to December 31, 2009. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers. We recognize backlog as revenue when we perform the services related to backlog.

As of December 31, 2010, we had approximately 7,710 employees, including approximately 6,770 IT professionals. Of the 7,710 employees, approximately 3,060 were in India, 2,750 were in Israel, 1,340 were in Europe, 525 were in North America and 35 were in the Asia Pacific region.

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

Our fixed price contracts relate primarily to long-term development projects. The revenues for such projects that require significant customization, integration and installation are recognized using the percentage of completion method based on the percentage of costs incurred to date in relation to the total estimated costs expected upon completion. This requires us to make estimates and assumptions regarding the resources and time required to fulfill the contracts’ obligations including work effort and subcontractors. We rely on our experience from other projects in making these estimates, and, in addition, use our internal project management and financial systems to track and manage the projects. Employees and project managers regularly submit updates to these systems, which are then used by executive management to monitor the projects and revise the estimates, if necessary. Historically, our estimates have been indicative of our actual results; however, there have been cases where we adjusted assumptions, primarily regarding work effort. As of December 31, 2009 and 2010, our provision for estimated losses on uncompleted contracts was $4.6 and $3.3 million, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance for doubtful accounts is determined by evaluating the credit worthiness of each client based upon market capitalization and other information, including the aging of the receivables. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. In each financial period, we estimate the likelihood of collecting every receivable and record a cumulative allowance.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We perform tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may not be recoverable. This analysis differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment. If the forecasted undiscounted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows.

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

We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. We perform a two-step impairment test on goodwill at the level of our reporting units. In the first step, or Step 1, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill. To determine the fair value used in the Step 1, we use discounted cash flows. If and when we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles would require us to make judgments that involve the use of significant estimates and assumptions. We performed our annual impairment test as of December 31, 2010 and recorded no impairment of our goodwill and long-lived assets in connection with our continuing operations.

We determine the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates the reporting unit’s fair value. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. The material assumptions used for the income approach for 2010 were five years of projected net cash flows, a discount rate of 13% to 15% and a long-term growth rate of 3.0%. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill.

We corroborate the fair values using the Market Approach. We evaluate the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allows us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compare our market capitalization, including an estimated control premium that an investor would need to pay for a controlling interest in us, to our fair value based on a third-party valuation study. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. Our reconciliation of the gap between our market capitalization and our aggregate fair value depends on various factors, some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets. We will continue to monitor our market capitalization and expectations of future cash flows and will perform impairment testing if deemed necessary.

We performed a sensitivity analysis for the two key assumptions used in our annual goodwill impairment test and determined that an increase in the estimated weighted average cost of capital of 1% to 2%, or a decrease in operating margin of 1.5 percentage points, would result in the estimated fair value of one or more of the reporting units within our System Integration segment falling below its carrying value. We believe that reporting units which were affected in 2009 and 2010 by the worldwide economic recession and which also have a high goodwill balance are at risk for goodwill impairment. Based on the sensitivity analysis, none of our other reporting units is at risk for goodwill impairment.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations. Our effective tax rate was 23% and 42% for 2008 and 2010, respectively, while in 2009 we had tax expense on a pre-tax loss. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; by the inability to benefit from carry forward tax losses in jurisdictions where we incur losses; by changes in the valuation of our deferred tax assets or liabilities; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Recent Developments

On February 23, 2011, we signed a term sheet with a prospective buyer of NessPRO Europe, our software distribution operations in Europe.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statement of operations as a percentage of revenues for the periods presented:

	Year ended December, 31
	2008	2009	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	72.8	75.4	72.2
Gross profit	27.2	24.6	27.8
Operating expenses:

	Year ended December, 31
	2008	2009	2010
Selling and marketing	7.5	8.0	7.2
General and administrative	15.3	17.5	17.7
Gain from sale of SAP sales and distribution operations, net	(3.0)	—	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(0.5)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(0.5)	—
Total operating expenses	19.7	24.5	24.9
Operating income	7.5	0.1	2.9
Financial expenses, net	(0.8)	(0.6)	(0.3)
Other expenses, net	(0.1)	—	—
Income (loss) before taxes on income	6.6	(0.5)	2.6
Taxes on income	1.5	1.4	1.1
Net income (loss) from continuing operations	5.0	(2.0)	1.5
Net income (loss) from discontinued operations	0.8	(8.3)	(3.3)
Net income (loss)	5.9	(10.2)	(1.8)

2010 Compared to 2009

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase
	2009	2010	$	%
Revenues	$511,947	$571,787	59,840	11.7
Cost of revenues	386,061	412,934	26,873	7.0
Gross profit	$125,886	$158,853	32,967	26.2
Gross margin	24.6%	27.8%

Revenues

Our revenues increased from $511.9 million in 2009 to $571.8 million in 2010, representing an increase of $59.8 million, or 11.7%. The increase was due primarily to an increase in the revenues of our System Integration and Application Development segment, representing $25.4 million, our acquisition of Gilon, representing $16.2 million, an increase in revenues of our Software Product Engineering segment, representing $10.5 million, and foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $7.8 million. We expect our revenues to grow moderately in 2011 as sales demand for IT services strengthens in response to the anticipated continuing recovery of the world economy, and as we continue our expansion in North American and European markets in key verticals, possibly including through acquisitions.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, increased from $386.1 million in 2009 to $412.9 million in 2010, representing an increase of $26.9 million, or 7.0%. The increase was due primarily to growth in our delivery staff needed to support the organic increase in our revenues, representing $22.4 million, our acquisition of Gilon, representing $13.1 million, and foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $4.6 million, offset by restructuring, severance and related project costs incurred in 2009 (as we adapted the company to the contraction in revenue we experienced during the worldwide economic recession) for which there were no corresponding expenses in 2010, representing $12.0 million. In 2011, we expect our cost of revenues to increase moderately as we increase our number of IT professionals to support our anticipated revenue growth, and as we incur salary increases, especially in India, where wage inflation is increasing for experienced IT professionals.

Gross profit

Our gross profit (revenues less cost of revenues) increased from $125.9 million in 2009 to $158.9 million in 2010, representing an increase of $33.0 million, or 26.2%. The increase was due primarily to the organic increase in our revenues, representing $13.4 million, the restructuring, severance and related project costs we incurred in 2009, representing $12.0 million, foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $3.2 million, and our acquisition of Gilon, representing $3.1 million. Gross margin increased from 24.6% in 2009 to 27.8% in 2010 as a result of these factors. In 2011, we expect that gross profit will increase as a result of our anticipated revenue growth and expense management, while gross margin will increase modestly.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (decrease)
	2009	2010	$	%
Selling and marketing	$41,168	$41,187	19	0.0
General and administrative	89,592	101,242	11,650	13.0
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2,610)	—	2,610	(100.0)
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—	2,534	(100.0)
Total operating expenses	125,616	142,429	16,813	13.4
Operating income	$270	$16,424	16,154	5,983

Selling and marketing

Selling and marketing expenses remained steady at $41.2 million in 2010 compared to 2009. The major factors were the inclusion of expenses from our acquisition of Gilon, representing $0.8 million, and foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $0.4 million, offset by amortization of intangibles, representing $1.1 million. In 2011, we expect selling and marketing expenses to increase modestly to support our anticipated resumption of revenue growth as well as to enhance our brand recognition.

General and administrative

General and administrative expenses increased from $89.6 million in 2009 to $101.2 million in 2010, representing an increase of $11.7 million, or 13.0%. The increase was due primarily to salary increases and an increase in our Israeli severance pay provision due to salary increases, together representing $5.0 million, foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $2.6 million, the inclusion of general and administrative expenses from our Gilon acquisition, representing $1.8 million, retention expenses related to prior acquisitions, representing $0.8 million, and acquisition and integration costs of our Gilon acquisition, representing $0.7 million, offset by severance expenses in 2009 for which there were no corresponding expenses in 2010, representing $2.7 million. In 2011, we expect our general and administrative expenses to remain steady or increase modestly, as a result of our anticipated revenue growth in combination with our active expense management.

Insurance settlement related to 2007 arbitration expense, net of related expenses

In 2009, we recorded income of $2.6 million, net of related expenses, representing an insurance settlement we received from our liability insurance provider related to the arbitration settlement we recognized in the fourth quarter of 2007. There was no corresponding income in 2010.

Commissions related to the sale of Israeli SAP sales and distribution operations

In 2009, we recorded income of $2.5 million, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008. There was no corresponding income in 2010.

Operating income

Operating income increased from $0.3 million in 2009 to $16.4 million in 2010, representing an increase of $16.2 million, or 5,983%. The major factors contributing to this increase were restructuring, severance and related project costs incurred in 2009 for which there were no corresponding expenses in 2010, representing $15.0 million, an increase in operating income of our System Integration and Application Development segment, representing $6.5 million, an increase in operating income of our Software Product Engineering segment, representing $0.5 million, and foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.2 million, offset by income in 2009 from an insurance settlement, net of related expenses, recognized by our System Integration and Application Development segment related to our 2007 arbitration expense, representing $2.6 million, commissions recognized in 2009 by our System Integration and Application Development segment related to the August 2008 sale of our SAP sales and distribution operations, representing $2.5 million, retention expenses related to prior acquisitions, representing $0.8 million, and acquisition and integration costs of our Gilon acquisition, representing $0.7 million. See also “— Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (decrease)
	2009	2010	$	%
Operating income	$270	$16,424	16,154	5,983
Financial expenses, net	(2,998)	(1,826)	1,172	(39.1)
Income (loss) before taxes on income	(2,728)	14,598	17,326	N/A
Taxes on income	7,271	6,189	(1,082)	(14.9)
Net income (loss) from continuing operations	(9,999)	8,409	18,408	N/A
Net loss from discontinued operations	(42,455)	(18,844)	23,611	(55.6)
Net loss	$(52,454)	$(10,435)	42,019	(80.1)

Financial expenses, net

Financial expenses, net, decreased from $3.0 million in 2009 to $1.8 million in 2010, representing a decrease of $1.2 million, or 39.1%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $0.8 million, and lower interest rates on our long-term debt, representing $0.2 million. Our average net debt increased from $28.0 million in 2009 to $32.4 million in 2010.

Taxes on income

Our taxes on income decreased from $7.3 million in 2009 to $6.2 million in 2010, representing a decrease of $1.1 million, or 14.9%. This decrease was due primarily to a valuation allowance related to deferred tax assets in respect of our U.S. operations in 2009 for which there was no corresponding allowance in 2010, representing $1.9 million, offset by an increase in tax of $0.9 million resulting from utilization in 2010 of a deferred tax asset created in 2009 in respect of redeemable stock options. Our effective tax rate in 2010 was 42.4%, while in 2009 we had tax expense on a pre-tax loss. We expect our effective tax rate in 2011 to be in the range of approximately 33%, on a full-year basis, including the effect of the upcoming expiration of the Indian STPI program’s tax benefit for our Mumbai, India delivery center on March 31, 2011.

Net income (loss) from continuing operations

Our net loss from continuing operations of $10.0 million in 2009 changed to net income from continuing operations of $8.4 million in 2010, representing a change of $18.4 million. The change was due to our increase in operating income, representing $16.2 million, our decrease in financial expenses, net, representing $1.2 million, and our decrease in taxes on income, representing $1.1 million.

Net loss from discontinued operations

Our net loss from discontinued operations decreased from $42.5 million in 2009 to $18.8 million in 2010, representing a decrease of $23.6 million, or 55.6%. The major factor in the decrease was our $29.3 million impairment in the fourth quarter of 2009 of goodwill and long-lived assets of our NessPRO

Europe operations and our Ness Asia Pacific operations, which were reclassified as discontinued operations following our March 29, 2010 resolution to sell the operations, compared to $10.7 million from de-recognition of goodwill, write off of long-lived assets and write off of deferred tax assets in 2010 of our NessPRO Europe operations, representing a difference of $18.6 million. An additional factor in the decrease was $4.8 million of restructuring and severance costs in the fourth quarter of 2009 in our NessPRO Europe operations and our Ness Asia Pacific operations, compared to a smaller additional $2.4 million of restructuring and severance costs in 2010 in our NessPRO Europe operations, representing a difference of $2.4 million.

Net loss

Our net loss of $52.5 million in 2009 decreased to $10.4 million in 2010, representing a decrease of $42.0 million, or 80.1%. The decrease was due to the reduction in our net loss from discontinued operations, representing $23.6 million, our increase in operating income, representing $16.2 million, our decrease in financial expenses, net, representing $1.2 million, and our decrease in taxes on income, representing $1.1 million.

2009 Compared to 2008

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Decrease
	2008	2009	$	%
Revenues	$604,612	$511,947	(92,665)	(15.3)
Cost of revenues	440,376	386,061	(54,315)	(12.3)
Gross profit	$164,236	$125,886	(38,350)	(23.4)
Gross margin	27.2%	24.6%

Revenues

Our revenues decreased from $604.6 million in 2008 to $511.9 million in 2009, representing a decrease of $92.7 million, or 15.3%. This decrease was primarily due to a sales downturn in our System Integration and Application Development segment, primarily in Central and Eastern Europe and Israel, representing $72.4 million, foreign currency translation effects on our non-dollar revenues attributable to the stronger dollar, representing $38.4 million, and lost revenue from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $12.1 million, offset by acquisitions, representing $21.3 million, and growth in our Software Product Engineering segment, representing $5.9 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $440.4 million in 2008 to $386.1 million in 2009, representing a decrease of $54.3 million, or 12.3%. The decrease was due primarily to a reduction in our delivery staff in response to our decrease in revenues, representing $50.0 million, foreign currency translation effects on non-dollar expenses attributable to the stronger dollar, representing $29.0 million, and the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $5.6 million, offset by acquisitions, representing $17.4 million, and the restructuring, severance and related project costs we incurred in 2009 for which there were no corresponding expenses in 2008, representing $12.0 million.

Gross profit

Our gross profit (revenues less cost of revenues) decreased from $164.2 million in 2008 to $125.9 million in 2009, representing a decrease of $38.4 million, or 23.4%. The decrease was due primarily to the reduction in our revenues, net of lower personnel costs, representing $16.6 million, restructuring, the severance and related project costs we incurred in 2009, representing $12.0 million, foreign currency translation effects on our non-dollar gross profits attributable to the stronger dollar, representing $9.4 million, and lost gross profit from the sale in August 2008 of our Israeli SAP sales and distribution operations, representing $6.5 million, offset by acquisitions, representing $3.9 million. Gross margin declined from 27.2% in 2008 to 24.6% in 2009 largely as a result of the slowdown in our Central and Eastern European system integration business and our restructuring, severance and related project costs, partially offset by the improved gross margin in our Software Product Engineering segment.

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (decrease)
	2008	2009	$	%
Selling and marketing	$45,056	$41,168	(3,888)	(8.6)
General and administrative	92,428	89,592	(2,836)	(3.1)
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	18,366	(100.0)
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)	(2,610)	N/A
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)	(2,534)	N/A
Total operating expenses	119,118	125,616	6,498	5.5
Operating income	$45,118	$270	(44,848)	(99.4)

Selling and marketing

Selling and marketing expenses decreased from $45.1 million in 2008 to $41.2 million in 2009, representing a decrease of $3.9 million, or 8.6%. This decrease was due primarily to a reduction in our sales and marketing staff in response to our decrease in revenues, representing $4.7 million, and foreign currency translation effects on our non-dollar expenses attributable to the stronger dollar, representing $3.7 million, offset by the inclusion of marketing and sales expenses from acquisitions, representing $4.8 million.

General and administrative

General and administrative expenses decreased from $92.4 million in 2008 to $89.6 million in 2009, representing a decrease of $2.8 million, or 3.1%. This decrease was due primarily to foreign currency effects on non-dollar expenses attributable to the stronger dollar, representing $6.8 million, and additional expenses in 2008 related to the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding expense in 2009, representing $2.1 million, offset by severance expenses incurred in 2009, representing $2.7 million, increases in our Center of Excellence and IT organizations needed to support internal initiatives, net of cost reductions, together representing $2.1 million, and acquisitions, representing $1.3 million.

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

Operating income

Operating income of $45.1 million in 2008 decreased to $0.3 million in 2009, representing a decrease of $44.8 million, or 99.4%. The major factors contributing to this decrease were a decrease in operating income of our System Integration and Application Development segment, representing $14.0 million, the restructuring, severance and related project costs we incurred in 2009 for which there we no corresponding expenses in 2008, representing $15.0 million, and the gain in 2008 from the August 2008 sale of our Israeli SAP sales and distribution operations for which there was no corresponding amount in 2009, net of related expenses and other charges, representing $13.1 million. See also “— Results by Business Segment.”

The following table summarizes certain line items from our consolidated statement of operations (dollars in thousands):

	Year ended December 31,		Increase (decrease)
	2008	2009	$	%
Operating income	$45,118	$270	(44,848)	(99.4)
Financial expenses, net	(5,098)	(2,998)	2,100	(41.2)
Other expenses, net	(390)	—	390	(100.0)
Income (loss) before taxes on income	39,630	(2,728)	(42,358)	N/A
Taxes on income	9,136	7,271	(1,865)	(20.4)
Net income (loss) from continuing operations	30,494	(9,999)	(40,493)	N/A
Net income (loss) from discontinued operations	4,965	(42,455)	(47,420)	N/A
Net income (loss)	$35,459	$(52,454)	(87,913)	N/A

Financial expenses, net

Financial expenses, net, decreased from $5.1 million in 2008 to $3.0 million in 2009, representing a decrease of $2.1 million, or 41.2%. This decrease was due primarily to the favorable impact of exchange rate differences, representing $1.3 million, and lower interest expense related to debt acquired for the purpose of financing acquisitions, representing $1.2 million. Our average net debt increased from $26.7 million in 2008 to $28.0 million in 2009.

Other expenses, net

Other expenses, net, decreased from $0.4 million in 2008 to zero in 2009. This decrease was due primarily to a loss on the sale of an investment at cost in 2008 for which there was no corresponding amount in 2009.

Taxes on income

Our taxes on income decreased from $9.1 million in 2008 to $7.3 million in 2009, representing a decrease of $1.9 million, or 20.4%. This decrease was due primarily to the decrease in our taxable income, which lowered our taxes by $3.1 million, taxes in 2008 of $3.5 million on the gain from the August 2008 sale of our SAP sales and distribution operations in Israel, net of related expenses and other charges, for which there was no corresponding amount in 2009, offset by a larger valuation allowance related to deferred tax assets in 2009, representing $3.2 million, and the expiration of the STPI tax holiday in India for our largest Indian delivery center, representing $1.5 million. Our effective tax rate in 2008 was 23.1%, while in 2009 we had tax expense on a pre-tax loss, largely due to the valuation allowance related to deferred tax assets and expiration of the tax holiday in India mentioned above.

Net income (loss) from continuing operations

Our net income from continuing operations of $30.5 million in 2008 changed to a net loss from continuing operations of $10.0 million in 2009, representing a change of $40.5 million. The change was due primarily to our decrease in operating income of $44.8 million, partially offset by our decrease in financial expenses, net, representing $2.1 million, and our decrease in taxes on income, representing $1.9 million.

Net income (loss) from discontinued operations

In 2009 we recorded a net loss from discontinued operations of $42.5 million compared to net income from discontinued operations of $5.0 million in 2008, representing a change of $47.4 million. The major factor in the decrease was our $29.3 million impairment in the fourth quarter of 2009 of goodwill and long-lived assets of our NessPRO Europe operations and our Ness Asia Pacific operations, which were reclassified as discontinued operations following our March 29, 2010 resolution to sell the operations, for which there was no corresponding amount in 2008. Additional factors in the change were restructuring and severance expenses we incurred in 2009 related to these operations, representing $4.8 million, and the de-recognition in the fourth quarter of 2009 of $2.2 million of goodwill associated with our Ness Benelux subsidiary, which was reclassified as a discontinued operations following our January 15, 2010 sale of the subsidiary.

Net income (loss)

Net income of $35.5 million in 2008 changed to a net loss of $52.5 million in 2009, representing a change of $87.9 million. The change was due primarily to our change from net income to a net loss from discontinued operations in 2009, representing $47.4 million, and our decrease in operating income of $44.8 million, partially offset by our decrease in financial expenses, net, representing $2.1 million, and our decrease in taxes on income, representing $1.9 million.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2010. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010
	(unaudited) (dollars in thousands)
Revenues	$126,281	$126,887	$123,202	$135,577	$133,333	$139,701	$141,346	$157,407
Cost of revenues	94,359	92,542	89,780	109,380	96,521	102,275	102,716	111,422
Gross profit	31,922	34,345	33,422	26,197	36,812	37,426	38,630	45,985
Operating expenses:
Selling and marketing	9,212	9,681	10,033	12,242	10,053	9,838	9,542	11,754
General and administrative	23,585	21,233	19,521	25,253	24,342	24,551	25,401	26,948
Insurance settlement related to 2007 arbitration expense, net of related expenses	(2,610)	—	—	—	—	—	—	—
Commissions related to the sale of Israeli SAP sales and distribution operations	(2,534)	—	—	—	—	—	—	—
Total operating expenses	27,653	30,914	29,554	37,495	34,395	34,389	34,943	38,702
Operating income (loss)	4,269	3,431	3,868	(11,298)	2,417	3,037	3,687	7,283
Financial expenses, net	(1,156)	(666)	(388)	(788)	(209)	(442)	(489)	(686)
Income (loss) before taxes on income	3,113	2,765	3,480	(12,086)	2,208	2,595	3,198	6,597
Taxes on income	642	537	826	5,266	1,510	1,707	1,631	1,341
Net income (loss) from continuing operations	$2,471	$2,228	$2,654	$(17,352)	$698	$888	$1,567	$5,256
Net loss from discontinued operations	(943)	(1,186)	(1,812)	(38,514)	(5,387)	(845)	(799)	(11,813)
Net income (loss)	$1,528	$1,042	$842	$(55,866)	$(4,689)	$43	$768	$(6,557)

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

Our operating segments are:

1.	Software Product Engineering, in which, through our Software Product Labs business unit, we offer software product research and development services. We set up these labs for clients and operate them on an ongoing basis, enabling us to collaborate with our clients’ engineering teams to extend their capacity and budgets throughout the software product life cycle. We locate our Software Product Labs predominantly in India and in Central and Eastern Europe and we operate them across multiple locations as needed to optimize global delivery. They primarily serve customers in North America and Europe, and may include team members local to the client.
2.	System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development, consulting and software distribution. We provide these services to customers in over 20 countries throughout North America, Europe, Israel and Asia. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

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

The table below presents financial information for our two reportable segments (dollars in thousands).

	Year ended December 31,
	2008	2009	2010
Segment Data:
Revenues:
Software Product Engineering	$97,471	$102,523	$112,866
System Integration and Application Development	507,141	409,424	458,921
	$604,612	$511,947	$571,787
Operating Income (Loss):
Software Product Engineering	$10,358	$15,388	$16,326
System Integration and Application Development	48,453	2,573	18,621
Unallocated Expenses	(13,693)	(17,691)	(18,523)
	$45,118	$270	$16,424

Liquidity and Capital Resources

Overview

As of December 31, 2010, we had cash and cash equivalents, restricted cash and short-term bank deposits of $41.5 million, compared to $68.6 million as of December 31, 2009. The funds held at locations outside of the United States are for future operating expenses and capital expenditures, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year ended December 31,
	2009	2010
Net cash provided by operating activities	$61,210	$2,381
Net cash used in investing activities	(46,505)	(9,501)
Net cash provided by (used in) financing activities	(15,547)	2,558
Effect of exchange rate changes on cash and cash equivalents	(3,525)	(5,683)
Decrease in cash and cash equivalents	(4,367)	(10,245)
Cash and cash equivalents at the beginning of the year	44,585	40,218
Cash and cash equivalents at the end of the year	$40,218	$29,973

2010 compared to 2009

Net cash provided by operating activities was $2.4 million in 2010, compared to $61.2 million in 2009. The major factors contributing to the decrease were an increase in our trade receivables and unbilled receivables in 2010 compared to a decrease in 2009, together representing $82.8 million, a decrease in advances from customers and deferred revenues in 2010 compared to an increase in 2009, representing $14.5 million, and higher net cash used in discontinued operations, representing $4.5 million, offset by our net income from continuing operations in 2010 compared to our net loss in 2009, representing $18.4 million, a larger increase in accounts payable and accrued expenses, representing $10.4 million, an increase in work in progress in 2010 compared to a decrease in 2009, representing $9.9 million, and a smaller decrease in accrued Israeli severance pay, representing $3.2 million.

Net cash used in investing activities was $9.5 million in 2010, compared to $46.5 million in 2009. The major factors contributing to the decrease were proceeds from maturity of short-term bank deposits in 2010 compared to investment in short-term bank deposits in 2009, representing $37.2 million, and lower payments in connection with acquisitions of subsidiaries in prior periods, representing $13.1 million, offset by net cash paid for the acquisition of Gilon including earn-outs paid to former shareholders of entities purchased by Gilon, representing together $17.2 million.

Net cash provided by financing activities was $2.6 million in 2010, compared to net cash used of $15.5 million in 2009. The major factors contributing to the change were net proceeds from short-term bank credit in 2010 compared to net repayments of short-term bank credit in 2009, representing $28.0 million, offset by greater principal payments of long-term debt, representing $8.9 million, and lower proceeds from long-term debt, representing $1.7 million.

The effect of exchange rate changes on cash and cash equivalents was ($5.7) million in 2010, compared to ($3.5) million in 2009. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At December 31, 2010, we had a short-term loan in the amount of $5.0 million from a commercial bank, bearing a variable interest rate and maturing in June 2011. Additionally, at December 31, 2010, we had the following long-term loans outstanding in connection with the funding of acquisitions: (i) a long-term loan from a commercial bank in the amount of €4.8 million, or $6.5 million, taken in September 2007 to fund the acquisition of NessPRO Italy S.p.A.; (ii) a long-term loan from a commercial bank in the amount of €8.6 million, or $11.4 million, taken in November 2007 to fund the acquisition of FMC Consulting and Informatics Ltd.; (iii) a long-term loan from a commercial bank in the amount of $7.4 million, taken in November 2007 to fund the acquisition of MS9 Consulting LLC; and (iv) two long-term loans from commercial banks in the amounts of NIS 27.0 million, or $7.6 million, and NIS 20.0 million, or $5.6 million, taken by one of our Israeli subsidiaries in April and May 2010 to fund the acquisition of Gilon. At December 31, 2010, we also had an outstanding long-term loan from a commercial bank in the amount of €8.3 million, or $11.1 million, taken in March 2008; two long-term loans from commercial banks in the aggregate amount of NIS 3.5 million, or $1.0 million, assumed in connection with our acquisition of Gilon, taken in March 2008, one of which is linked to the Israeli Consumer Price Index; and a long-term loan from a commercial bank in the amount of $9.4 million, taken in April 2009. The NIS 27.0 million and NIS 20.0 million loans taken to fund the acquisition of Gilon mature over six years with principal payments commencing in the first year. The two loans totaling NIS 3.5 million taken in March 2008 mature over five years with principal payments commencing in the first year. The $9.4 million loan taken in April 2009 matures over four years with principal payments commencing in the first year. Each of the other long-term loans matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, and is paid quarterly. The long-term loans contain covenants which, among other things: require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of December 31, 2010, we were in compliance and expect to remain in compliance with the covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $2.6 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at December 31, 2010, one of our Israeli subsidiaries had a long-term loan of NIS 9.5 million, or $2.7 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things: require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of December 31, 2010, we were in compliance and expect to remain in compliance with these covenants.

At December 31, 2010, we had on-call borrowings in the aggregate amount of $11.5 million.

We anticipate funding a portion of our global growth through financing from commercial banks.

Anticipated Needs

We intend to fund future growth through future cash flow from operations and available bank borrowings. We believe that our cash, cash equivalents and marketable securities balances, together with anticipated cash flows from operations and available bank borrowings, will be sufficient to finance our continuing operations at least through the next 12 months.

However, in order to achieve our strategic business objectives, we may be required to seek additional financing. For example, future acquisitions may require additional equity and/or debt financing. In addition, we may require further capital to continue to enhance our infrastructure and for working capital purposes. These financings may not be available on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts, other than as disclosed in Note 2l of our financial statements included elsewhere in this report, or any synthetic leases.

Contractual Obligations

Our major outstanding contractual obligations relate to our long-term debt, operating leases and accrued severance pay. We have summarized in the table below our fixed contractual cash obligations for long-term debt and operating leases as of December 31, 2010 (dollars in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$62,916	$26,160	$32,214	$4,542	$—
Interest payments(1)	4,143	2,339	1,597	207	—
Operating leases	67,943	19,769	27,354	14,228	6,592
Uncertain income tax positions(2)	5,130	—	—	—	—
Accrued severance pay(3)	63,026	—	—	—	—
Derivative instruments(4)	1,137	752	385	—	—
Guarantees	40,335	—	—	—	—
Total	$244,630	$49,020	$61,550	$18,977	$6,592

(1)	Amount represents interest on fixed and variable rate debt, prevailing on December 31, 2010.
(2)	Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. See Note 11f, “Income Taxes,” to the consolidated financial statements included in this report.
(3)	Accrued severance pay relates primarily to accrued severance obligations to our Israeli employees as required under Israel’s Severance Pay Law in the amount of $61.5 million, payable only upon termination, retirement or death of the respective employee. Of this amount, $58.7 million was funded through deposits into severance pay funds, leaving a net obligation of $2.8 million.
(4)	Actual payments may differ from the amount presented due to future changes of foreign currency exchange rates and interest rates.

Recently Issued and Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We believe that the adoption of these amendments will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall” (“ASC 820-10”). The update requires a gross presentation of activities within the Level 3 roll-forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The update was effective for our fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 roll-forward information, which is effective for our fiscal year beginning January 1, 2011. The principal impact from this update will be expanded disclosures regarding our fair value measurements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310, “Receivables.” The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued amendments to the disclosure of pro forma information for business combinations. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (early adoption is permitted). The amendments clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). We adopted these amendments in our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations in North America, Europe, Israel and India, serving customers in over 20 countries, and we have commercial relationships in many other parts of the world. Our foreign operations contract with clients using applicable local currencies, euros or dollars. As a result, we are subject to adverse movements in foreign currency exchange rates in countries in which we conduct business. Our earnings are predominantly affected by fluctuations in the value of the dollar as compared to the New Israeli Shekel, the Indian Rupee, the Czech Crown and the euro; and to some extent by fluctuations in intra-European currency rates.

As an example, a decrease of 10% in the value of the euro relative to the U.S. dollar in 2010 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.5 million for that period, while an increase of 10% in the value of the euro relative to the U.S. dollar in 2010 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.6 million for that period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the May 2010 acquisition of Gilon, which is included in our 2010 Consolidated Financial Statements, and which represented 1.9% of consolidated total assets and 1.8% of consolidated shareholders’ equity as of December 31, 2010, and 2.8% of consolidated net revenues and 5.9% of consolidated net income from continuing operations for the year ended December 31, 2010. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report included below.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ness Technologies, Inc.

We have audited Ness Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ness Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gilon, which is included in the 2010 consolidated financial statements of Ness Technologies, Inc. and which constituted 1.9% of consolidated total assets and 1.8% of consolidated shareholders’ equity as of December 31, 2010, and 2.8% of consolidated revenues and 5.9% of consolidated net income from continuing operations for the year then ended. Our audit of internal control over financial reporting of Ness Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Gilon.

In our opinion, Ness Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ness Technologies, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOST FORER GABBAY & KASIERER
March 4, 2011	A Member of Ernst & Young Global

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than May 2, 2011 in connection with our annual meeting of stockholders (the “Proxy Statement”) under the headings “Directors and Executive Officers,” “Voting Securities and Principal Holders Thereof” and “Compensation of Directors and Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements as of December 31, 2009 and December 31, 2010 and for each of the three years in the period ended December 31, 2010 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(5)	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.
+10.11(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.12(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.14(8)	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.15(8)	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
+10.16(9)	Employment Agreement, dated March 11, 2010, between Ness AT Ltd. and Effi Kotek.
+10.17	Employment Contract, dated June 1, 2010, between Ness Czech s.r.o. and Milan Sameš.
10.18(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.

Exhibit Number	Description
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24	Powers of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 6, 2009.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 16, 2009.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the commission on March 15, 2010.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESS TECHNOLOGIES, INC. (Registrant)
Date: March 4, 2011	By: /s/ Issachar Gerlitz Issachar Gerlitz President and Chief Executive Officer (principal executive officer)

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

Signature	Title	Date
/s/ Satyam C. Cherukuri Dr. Satyam C. Cherukuri	Interim Chairman of the Board	March 4, 2011
/s/ Issachar Gerlitz Issachar Gerlitz	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2011
/s/ Ofer Segev Ofer Segev	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	March 4, 2011
/s/ Morris Wolfson Morris Wolfson	Director	March 4, 2011
/s/ Dan S. Suesskind Dan S. Suesskind	Director	March 4, 2011
/s/ P. Howard Edelstein P. Howard Edelstein	Director	March 4, 2011
/s/ Gabriel Eichler Gabriel Eichler	Director	March 4, 2011
/s/ Ajit Bhushan Ajit Bhushan	Director	March 4, 2011

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NESS TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of Ness Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2009 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

Tel-Aviv, Israel March 4, 2011	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,218	$29,973
Restricted cash	2,470	2,578
Short-term bank deposits	25,939	8,913
Trade receivables (net of allowance for doubtful accounts of $2,788 and $2,348 at December 31, 2009 and 2010, respectively)	131,452	164,950
Unbilled receivables	28,012	34,850
Other accounts receivable and prepaid expenses	27,832	28,081
Work in progress	9,690	5,613
Total assets attributed to discontinued operations	43,212	20,263
Total current assets	308,825	295,221
LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,083	5,656
Unbilled receivables	4,654	2,828
Deferred income taxes, net	3,608	2,186
Severance pay fund	53,145	59,583
Property and equipment, net	35,739	35,545
Intangible assets, net	10,016	9,481
Goodwill	263,541	282,383
Total long-term assets	376,786	397,662
Total assets	$685,611	$692,883

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (continued)
U.S. dollars in thousands (except share and par value data)

	December 31,
	2009	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$500	$16,543
Current maturities of long-term debt	21,332	26,160
Trade payables	30,914	25,009
Advances from customers and deferred revenues	40,639	38,772
Other accounts payable and accrued expenses	99,464	118,599
Total liabilities attributed to discontinued operations	25,461	13,116
Total current liabilities	218,310	238,199
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	50,836	36,756
Other long-term liabilities	6,689	7,942
Deferred income taxes	2,045	2,195
Accrued severance pay	56,443	63,026
Total long-term liabilities	116,013	109,919
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2009 and 2010; Issued and outstanding: none at December 31, 2009 and 2010	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2009 and 2010; Issued: 39,628,994 at December 31, 2009 and 39,831,646 at December 31, 2010; Outstanding: 38,399,290 at December 31, 2009 and 38,203,742 at December 31, 2010	396	398
Additional paid-in capital	332,928	336,157
Accumulated other comprehensive income	16,176	19,026
Retained earnings (accumulated deficit)	6,476	(3,959)
Treasury stock, at cost (1,229,704 shares at December 31, 2009 and 1,627,904 at December 31, 2010)	(4,688)	(6,857)
Total stockholders’ equity	351,288	344,765
Total liabilities and stockholders’ equity	$685,611	$692,883

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2008	2009	2010
Revenues	$604,612	$511,947	$571,787
Cost of revenues	440,376	386,061	412,934
Gross profit	164,236	125,886	158,853
Operating expenses:
Selling and marketing	45,056	41,168	41,187
General and administrative	92,428	89,592	101,242
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	—
Insurance settlement related to 2007 arbitration expense, net of related expenses	—	(2,610)	—
Commissions related to the sale of Israeli SAP sales and distribution operations	—	(2,534)	—
Total operating expenses	119,118	125,616	142,429
Operating income	45,118	270	16,424
Financial expenses, net	(5,098)	(2,998)	(1,826)
Other expenses, net	(390)	—	—
Income (loss) before taxes on income	39,630	(2,728)	14,598
Taxes on income	9,136	7,271	6,189
Net income (loss) from continuing operations	$30,494	$(9,999)	$8,409
Net income (loss) from discontinued operations	4,965	(42,455)	(18,844)
Net income (loss)	$35,459	$(52,454)	$(10,435)
Net earnings (loss) per share:
Basic net earnings (loss) per share from continuing operations	$0.78	$(0.26)	$0.22
Diluted net earnings (loss) per share from continuing operations	$0.77	$(0.26)	$0.22
Basic net earnings (loss) per share from discontinued operations	$0.13	$(1.10)	$(0.49)
Diluted net earnings (loss) per share from discontinued operations	$0.13	$(1.10)	$(0.49)
Basic net earnings (loss) per share	$0.90	$(1.36)	$(0.27)
Diluted net earnings (loss) per share	$0.89	$(1.36)	$(0.27)

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. dollars in thousands (except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Total comprehensive income (loss)	Total Stockholders’ equity
	Stock	Amount
Balance as of December 31, 2008	39,087,253	$396	$330,128	$4,614	$58,930	$(2,389)		$391,679
Repurchase of shares	(687,963)	—	—	—	—	(2,299)		(2,299)
Stock based compensation related to options and restricted stock units granted to employees and others	—	—	2,800	—	—	—		2,800
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	7,113	—	—	$7,113	7,113
Unrealized gains on hedging activities	—	—	—	4,238	—	—	4,238	4,238
Unrealized gains on interest swap	—	—	—	211	—	—	211	211
Net loss	—	—	—	—	(52,454)	—	(52,454)	(52,454)
Total comprehensive loss							$(40,892)
Balance as of December 31, 2009	38,399,290	$396	$332,928	$16,176	$6,476	$(4,688)		$351,288
Balances of accumulated other comprehensive income (loss) as of December 31, 2009 were comprised as follows:
Unrealized losses on interest swap, net of tax benefits of $181				$(300)
Unrealized gains on hedging activities, net of taxes of $179				749
Accumulated foreign currency translation adjustment				15,727
Accumulated other comprehensive income				$16,176

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
U.S. dollars in thousands (except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Total comprehensive income (loss)	Total Stockholders’ equity
	Stock	Amount
Balance as of December 31, 2009	38,399,290	$396	$332,928	$16,176	$6,476	$(4,688)		$351,288
Exercise of options and vesting of restricted stock units granted to employees and others	202,652	2	2	—	—	—		4
Repurchase of shares	(398,200)	—	—	—	—	(2,169)		(2,169)
Stock based compensation related to options and restricted stock units granted to employees and others	—	—	3,227	—	—	—		3,227
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	2,721	—	—	$2,721	2,721
Unrealized losses on hedging activities	—	—	—	(20)	—	—	(20)	(20)
Unrealized gains on interest swap	—	—	—	149	—	—	149	149
Net loss	—	—	—	—	(10,435)	—	(10,435)	(10,435)
Total comprehensive loss							$(7,585)
Balance as of December 31, 2010	38,203,742	$398	$336,157	$19,026	$(3,959)	$(6,857)		$344,765
Balances of accumulated other comprehensive income (loss) as of December 31, 2010 were comprised as follows:
Unrealized losses on interest swap, net of tax benefits of $181				$(151)
Unrealized gains on hedging activities, net of taxes of $247				729
Accumulated foreign currency translation adjustment				18,448
Accumulated other comprehensive income				$19,026

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$35,459	$(52,454)	$(10,435)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations	(4,965)	42,455	18,844
Stock-based compensation-related expenses	3,034	4,073	3,227
Currency fluctuation of restricted cash and short-term bank deposits	62	—	(1,067)
Depreciation and amortization	16,306	17,838	18,097
Arbitration settlement and related charges	(9,452)	—	—
Gain from sale of Israeli SAP sales and distribution operations, net	(18,366)	—	—
Loss (gain) on sale of property and equipment and impairment and sale of cost investments	566	(138)	771
Excess tax benefits related to exercise of options	(296)	—	—
Decrease (increase) in trade receivables, net	(16,735)	41,683	(26,194)
Decrease (increase) in unbilled receivables	7,772	11,184	(3,705)
Decrease (increase) in other accounts receivable and prepaid expenses	(3,523)	(1,110)	890
Decrease (increase) in work in progress	(103)	(7,317)	2,599
Decrease in long-term prepaid expenses	1,556	415	125
Deferred income taxes, net	7,046	1,772	1,466
Decrease in trade payables	(2,883)	(6,677)	(6,685)
Increase (decrease) in advances from customers and deferred revenues	10,706	11,942	(2,523)
Increase in other accounts payable and accrued expenses	8,687	2,368	12,754
Increase in other long-term liabilities	1,884	809	1,180
Increase (decrease) in accrued severance pay, net	1,486	(3,322)	(120)
Net cash used in discontinued operations	(4,585)	(2,311)	(6,843)
Net cash provided by operating activities	33,656	61,210	2,381
Cash flows from investing activities:
Consideration from sale of a consolidated subsidiary	—	—	1,711
Net cash paid for acquisitions of consolidated subsidiaries	(29,039)	—	(16,259)
Additional payments in connection with acquisitions of subsidiaries in current period	—	—	(938)
Cash paid for acquisition of intangible assets	—	—	(513)
Proceeds from sale of investments at cost	219	—	—
Proceeds from sale of Israeli SAP sales and distribution operations, net	14,863	—	—
Additional payments in connection with acquisitions of subsidiaries in prior periods	(5,973)	(14,395)	(1,330)
Proceeds from maturity of (investment in) short-term bank deposits, net	(6,584)	(19,257)	17,982
Proceeds from sale of property and equipment	346	796	41
Purchase of property and equipment and capitalization of software developed for internal use	(15,845)	(11,841)	(10,195)
Net cash used in discontinued operations	(1,654)	(1,808)	—
Net cash used in investing activities	(43,667)	(46,505)	(9,501)

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
U.S. dollars in thousands

	Year ended December 31,
	2008	2009	2010
Cash flows from financing activities:
Exercise of options	4,317	—	4
Repurchase of shares	(2,389)	(2,299)	(2,169)
Acquired subsidiary’s dividend to its former shareholder	(10,048)	(1,430)	—
Excess tax benefits related to exercise of options	296	—	—
Short-term bank loans and credit, net	14,565	(15,470)	12,557
Proceeds from long-term debt	25,483	15,085	13,364
Principal payments of long-term debt	(3,134)	(12,254)	(21,198)
Net cash provided by discontinued operations	—	821	—
Net cash provided by (used in) financing activities	29,090	(15,547)	2,558
Effect of exchange rate changes on cash and cash equivalents	(13,403)	(3,525)	(5,683)
Increase (decrease) in cash and cash equivalents	5,676	(4,367)	(10,245)
Cash and cash equivalents at the beginning of the year	38,909	44,585	40,218
Cash and cash equivalents at the end of the year	$44,585	$40,218	$29,973
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$6,007	$3,903	$3,421
Taxes	$7,140	$7,311	$3,181
Non-cash activity:
Accrual for additional consideration for acquisitions	$11,893	$1,362	$—
Mark-to-market of foreign exchange forward contracts and interest rate swap	$4,000	$556	$2,326
Deferred income related to maintenance and support services transferred to SAP AG	$4,199	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL

a. Introduction

Ness Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Delaware in March 1999, and operates through its subsidiaries (together “the Group”) in North America, Europe, Israel, and India.

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

During 2009, certain reporting units of the Group faced an adverse change in their business as a result of the global economic crisis. As a result, the Group concluded that impairment of a portion its goodwill and intangible assets was required — based on the annual impairment test conducted during the fourth quarter of 2009. As a result, the Group recorded an impairment charge with respect to goodwill and long-lived assets in the total amount of $29,308. These reporting units were subsequently reclassified as discontinued operations during the first quarter of 2010, as a result of a decision by the Company’s board of directors to sell them. In connection with the pending sale of one of these reporting units, the Company de-recognized, during the fourth quarter of 2010, all remaining goodwill and wrote off long-lived assets and deferred taxes, in the aggregate amount of $10,651.

b. Acquisitions of subsidiaries

2008 Acquisitions

1. Logos

On October 1, 2008, the Company acquired all of the outstanding capital stock of Logos a.s. (“Logos”), a privately-held, Czech-based leading IT services and consulting company, for cash consideration of $29,156, plus related purchase costs of $500. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $12,601 was allocated to goodwill, $13,830 to amortizable intangible assets, $5,935 to tangible assets, net of assumed liabilities, and $2,710 to a deferred tax liability which was recorded by the Company in connection with the acquisition for the difference between the assigned values and the tax bases of the amortizable intangible assets acquired. Amortizable intangible assets are amortized over their estimated useful lives, which are five years for customer relations and two years for backlog. In addition, the Company paid an earn-out related to the achievement of business goals in 2008, of $7,580, which increased goodwill. The Company did not provide at December 31, 2009 and 2010 for an earn-out payment related to the business goals in 2009 and 2010, respectively, as they were not achieved. The Company consolidated the results of Logos from the date of the acquisition. The acquisition of Logos increased the Company’s market share in the Czech Republic. Goodwill resulting from this acquisition was assigned to the Company’s System Integration and Application Development segment.

2010 Acquisitions

2. Gilon Business Insight Ltd.

On March 25, 2010, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or $17,218, and related acquisition and integration costs of $728. The related acquisition and integration costs were

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL  – (continued)

recognized as expenses in the Company’s operating expenses. An additional payment of up to NIS 9 million, or approximately $2,400, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance and retention goals. The Company provided for a fair value of $1,292, as of the acquisition date. As of December 31, 2010, the Company decreased the provision to $982 based on performance in 2010, affecting its income statement by $292, after adjusting for $18 of exchange rate differences. The amount of $889, as of the date of the acquisition, consisting of retention expenses, would be recorded during the next two years in the Company’s statements of income. The purchase closed on May 4, 2010 and the Company consolidated the results of Gilon commencing April 1, 2010 due to insignificance. The acquisition of Gilon increased the Company’s market share in Israel and further positioned it as a provider of enterprise solutions, with a blend of enterprise resource planning (“ERP”), business intelligence (“BI”) and customer relationship management (“CRM”) capabilities. The Company intends to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following the acquisition, Gilon became part of Ness Israel under the Company’s System Integration and Application Development segment.

This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date, using the exchange rate prevailing on that date, as follows:

Cash and cash equivalents	$959
Current assets, excluding cash and cash equivalents	7,143
Net assets of discontinued operations in Turkey (see Note 1d)	1,930
Property and equipment	113
Customer relations	4,477
Backlog	313
Goodwill	15,165
Current liabilities, including earn-outs payable to former shareholders of acquired subsidiaries	(8,945)
Accrual for additional consideration to be paid subsequent to the balance sheet date	(1,292)
Long-term liabilities	(2,645)
Total purchase price	$17,218

The value assigned to the tangible assets, intangible assets and liabilities has been determined as follows:

a.	Gilon’s current assets and liabilities were recorded at their carrying amounts. The carrying amounts of the current assets and liabilities were reasonable proxies for their market values due to their short-term maturity.
b.	The value assigned to the customer-related intangibles was $4,790. The fair value of Gilon’s customer-related intangibles was determined using the Income Approach. Customer-related intangibles are amortized over their estimated useful lives, which are ten years for customer relations and one year for backlog.
c.	Included in long-term liabilities is a deferred tax liability of $1,079 recorded by the Company for the difference between the assigned values and the tax bases of the customer-related intangibles acquired.
d.	Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL  – (continued)

3. Pro forma financial information

The following table for the year ended December 31, 2008 presents certain combined unaudited statements of income data as if the 2008 acquisition of Logos had occurred on January 1, 2008, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

Year ended December 31, 2008
(unaudited)
Revenues	$645,103
Net income	$32,218
Earnings per Share:
Basic	$0.82
Diluted	$0.81

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2008, nor is it necessarily indicative of future results.

The following table for the years ended December 31, 2009 and 2010 presents certain combined unaudited statements of income data as if the 2010 acquisition of Gilon had occurred on January 1, 2009 and 2010, respectively, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

	Year ended December 31,
	2009	2010
	(unaudited)
Revenues	$530,890	$577,537
Net income	$(53,306)	$(11,593)
Earnings per Share:
Basic	$(1.38)	$(0.30)
Diluted	$(1.38)	$(0.30)

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2009 and 2010, respectively, nor is it necessarily indicative of future results.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL  – (continued)

The Company performed a detailed analysis, in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, “Presentation of Financial Statements — Discontinued Operations” (“ASC 205-20”), on the operations sold to SAP AG and determined that they did not represent a component. Consequently, they are not presented as a discontinued operation in the Company’s consolidated financial statements.

In 2009, the Company recorded income of $2,534, representing commissions earned from SAP AG in connection with meeting certain performance criteria for 2008, as described above.

d. Discontinued operations

On January 15, 2010, the Company closed a share purchase agreement with a privately-held Dutch company to sell the shares of its indirectly wholly-owned subsidiary Ness Benelux for a total of €1.2 million, or $1,711. Prior to the sale, Ness Benelux operated as part of Ness Europe under the Company’s System Integration and Application Development segment and was engaged primarily in providing IT professional services in the Netherlands. In conjunction with the transaction, the Company de-recognized, as part of the carrying amount disposed of at December 31, 2009, the goodwill associated with Ness Benelux, in accordance with ASC 205-20, totaling $2,208 (see also Note 2j).

On February 1, 2010, the Company’s board of directors resolved to sell the Company’s operations in the Asia Pacific region, and on April 24, 2010, the Company signed a definitive asset transfer agreement with the buyer. Ness Asia Pacific operated as part of the Company’s System Integration and Application Development segment and was engaged primarily in providing IT professional services in Singapore, Thailand and Malaysia. The Company ceased consolidating the results of Ness Asia Pacific as of April 1, 2010.

On March 29, 2010, the Company’s board of directors resolved to sell the Company’s NessPRO operations in Europe, and the Company has signed a term sheet with a buyer for these operations. NessPRO Europe operates as part of the Company’s former Software Distribution segment and is engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal. In conjunction with the pending transaction, the Company de-recognized the goodwill associated with NessPRO Europe, in accordance with ASC 205-20, of $5,880, and wrote off long-lived assets of $2,770 and deferred tax assets of $2,001.

In connection with the acquisition of Gilon, the Company’s board of directors resolved to sell Gilon’s Turkish subsidiary. Therefore, the results of operations of Gilon Turkey were initially classified as discontinued operations. Summary revenue and expenses for this discontinued operation are not presented below due to their insignificance.

The results of operations for Ness Asia Pacific and NessPRO Europe for the year ended December 31, 2010, and the results of operations for Ness Benelux, Ness Asia Pacific and NessPRO Europe for the years ended December 31, 2008 and 2009, including revenues and operating expenses, have been reclassified in the accompanying income statements as discontinued operations in accordance with ASC 205-20. In addition, the Company’s balance sheets at December 31, 2009 have been reclassified to reflect the assets and liabilities of these operations as assets and liabilities of discontinued operations within current assets and current liabilities; and its statements of cash flows for the years ended December 31, 2008 and 2009 have been reclassified to reflect the cash flows used in or provided by discontinued operations.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL  – (continued)

The results of operations for Ness Asia Pacific for the years ended December 31, 2008, 2009 and 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Year ended December 31,
	2008	2009	2010
Revenues	$21,912	$16,361	$4,783
Operating income (loss)	$641	$(7,061)	$(3,559)
Taxes on income	$46	$390	$7
Net income (loss) from discontinued operations	$456	$(7,476)	$(3,578)
Basic net earnings (loss) per share from discontinued operations	$0.01	$(0.19)	$(0.09)
Diluted net earnings (loss) per share from discontinued operations	$0.01	$(0.19)	$(0.09)

The assets and liabilities for Ness Asia Pacific for the year ended December 31, 2009, which were reported separately as discontinued operations in the consolidated balance sheets, are summarized as follows:

December 31,
2009
Assets:
Cash and cash equivalents and restricted cash	$857
Receivables	4,503
Long-term assets	66
Total assets	$5,426
Liabilities:
Payables	$2,780
Advances from customers and deferred revenues	528
Accrued severance pay	59
Total liabilities	$3,367

During the fourth quarter of 2009, the Company wrote off long-lived assets in the total amount of $777 related to the operations of Ness Asia Pacific as part of its long-lived assets impairment tests.

The results of operations for NessPRO Europe for the years ended December 31, 2008, 2009 and 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Year ended December 31,
	2008	2009	2010
Revenues	$30,860	$19,044	$16,217
Operating income (loss)	$3,470	$(31,888)	$(12,644)
Taxes on income (tax benefit)	$(1,035)	$108	$2,032
Net income (loss) from discontinued operations	$3,995	$(32,377)	$(14,865)
Basic net earnings (loss) per share from discontinued operations	$0.10	$(0.84)	$(0.39)
Diluted net earnings (loss) per share from discontinued operations	$0.10	$(0.84)	$(0.39)

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL  – (continued)

The assets and liabilities for NessPRO Europe for the years ended December 31, 2009 and 2010, which were reported separately as discontinued operations in the consolidated balance sheets, are summarized as follows:

	December 31,
	2009	2010
Assets:
Cash and cash equivalents	$2,092	$5,848
Receivables	18,720	13,009
Long-term assets	2,627	106
Property and equipment, net	605	—
Intangible assets, net	3,625	—
Goodwill	6,407	—
Total	$34,076	$18,963
Liabilities:
Payables	$14,808	$8,956
Advances from customers and deferred revenues	2,879	3,395
Long-term deferred income taxes	875	—
Accrued severance pay	1,533	765
Total	$20,095	$13,116

The results of operations for Ness Benelux for the years ended December 31, 2008 and 2009, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Year ended December 31,
	2008	2009
Revenues	$7,422	$6,982
Operating income (loss)	$585	$(1,693)
Taxes on income	$149	$1,030
Net income (loss) from discontinued operations	$514	$(2,602)
Basic net earnings (loss) per share from discontinued operations	$0.01	$(0.07)
Diluted net earnings (loss) per share from discontinued operations	$0.01	$(0.07)

The assets and liabilities for Ness Benelux for the year ended December 31, 2009, which were reported separately as discontinued operations in the consolidated balance sheets, are summarized as follows:

December 31,
2009
Assets:
Cash and cash equivalents	$327
Receivables	2,944
Property and equipment, net	439
Total assets	$3,710

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1 — GENERAL  – (continued)

December 31,
2009
Liabilities:
Payables	$1,203
Accrued severance pay	796
Total liabilities	$1,999

e. Major customers

For the years ended December 31, 2008, 2009 and 2010, the highest percentage of the Group’s revenues from any single external customer did not exceed 4%, 5% and 5%, respectively, and the percentage of revenues derived, in aggregate, from agencies of the government of Israel was 13%, 14% and 17%, respectively. The revenues from the agencies of the government of Israel were primarily related to the Company’s system integration and application development segment.

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

b. Financial statements in U.S. dollars

The Company’s subsidiaries’ transactions are recorded in local currencies. The Company has determined the U.S. dollar as the functional currency of its operations in the United States and certain of its subsidiaries, the NIS as the functional currency of its subsidiaries’ operations in Israel, and local currencies as the functional currencies of certain of its operations elsewhere.

Monetary amounts denominated in a currency other than the functional currency are re-measured into the functional currency in accordance with ASC Topic 830, “Foreign Currency Matters,” while all transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

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

The Group accounts for costs of computer software developed or obtained for internal use in accordance with ASC Topic 350-40, “Internal-Use Software,” which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

h. Intangible assets

Intangible assets consist primarily of customer-related intangibles acquired by the Company. Customer-related intangibles are amortized over their estimated useful lives of two to ten years in proportion to the economic benefits realized. This accounting policy results in accelerated amortization of such customer-related intangibles as compared to the straight-line method.

i. Impairment of long-lived assets

The Group’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note 1d). As of December 31, 2010, no such impairment was identified related to the assets of continuing operations.

j. Goodwill

ASC Topic 805, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations. The total purchase price of business acquisitions accounted for using the purchase

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of net assets of purchased businesses is recorded as goodwill. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.

Testing Methodology:

The Company performs its annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. The provisions of ASC Topic 350, “Intangibles —  Goodwill and Other,” require that a two-step impairment test be performed on goodwill at the level of the reporting units. In the first step, or Step 1, the Company compares the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then the Company must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill. To determine the fair value used in Step 1, the Company uses discounted cash flows. If and when the Company is required to perform a Step 2 analysis, determining the fair value of its net assets and its off-balance sheet intangibles would require it to make judgments that involve the use of significant estimates and assumptions.

The Company determines the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as it believes that this approach best approximates the reporting unit’s fair value. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. The Company considers historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for its goodwill.

The Company corroborates the fair values using the Market Approach. The Company evaluates the reasonableness of the estimated fair value of its reporting units by reconciling to its market capitalization. This reconciliation allows the Company to consider market expectations in corroborating the reasonableness of the fair value of its reporting units. In addition, the Company compares its market capitalization, including an estimated control premium that an investor would need to pay for a controlling interest in the Company, to the fair value of the Company based on a third-party valuation study. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. The Company’s reconciliation of the gap between its market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including stable relatively high backlog coverage and experience in meeting operating cash flow targets.

Testing Results:

During 2008, no impairment losses were recorded.

In its annual impairment test as of December 31, 2009, the Company recorded goodwill impairment in the total amount of $28,531 in connection with (a) the European operations of its former Software Distribution segment, which resold third-party enterprise software licenses, and (b) the operations of its System Integration and Application Development segment in the Asia Pacific region; both of which were subsequently reclassified as discontinued operations during the first quarter of 2010 (see Note 1d).

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In conjunction with the January 15, 2010 sale of its Ness Benelux subsidiary, the Company de-recognized, as part of the carrying amount disposed of at December 31, 2009, the goodwill associated with Ness Benelux, in accordance with ASC 205-20, totaling $2,208 (see Note 1d).

The Company performed its annual impairment test as of December 31, 2010 and no impairment losses were recorded in connection with its continuing operations. The material assumptions used for the income approach for 2010 were five years of projected net cash flows, a discount rate of 13% to 15% and a long-term growth rate of 3.0%.

In connection with the pending sale of the European operations of its former Software Distribution segment, which are part of the Company’s discontinued operations, the Company de-recognized, in the fourth quarter of 2010 all remaining goodwill, in the amount of $5,880.

k. Fair value measurements

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Assets and liabilities measured at fair value under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of December 31, 2010 were presented on the Company’s Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$992	$—	$992	$—
Total assets	$992	$—	$992	$—
Derivative instruments (recurring basis)	$1,137	$—	$1,137	$—
Total liabilities	$1,137	$—	$1,137	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2009 were presented on the Company’s Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,221	$—	$1,221	$—
Total assets	$1,221	$—	$1,221	$—
Derivative instruments (recurring basis)	$665	$—	$665	$—
Total liabilities	$665	$—	$665	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash equivalents and short-term bank deposits. Cash equivalents and deposits are adjusted to fair value based on quoted market prices or are determined using a yield curve model based on current market rates.
•	Long-term debt. The fair value of long-term debt is based on quotes received from third party banks.
•	Interest rate swap agreements. The fair value of interest rate swap agreements is based on quotes received from third party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into consideration current interest rates as well as the creditworthiness of the counterparty.
•	Forward foreign currency exchange contracts. The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive if it sold these agreements at the reporting date, taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and the Company’s creditworthiness for liabilities.

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, trade receivables, other accounts receivable, related party receivables, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2009 and 2010 due to the short-term maturity of these instruments.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

l. Derivative instruments

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

Cash Flow Hedging Strategy:

At December 31, 2010, the Company held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates and as such there was no ineffectiveness related to these derivatives for the year ended December 31, 2010. At December 31, 2010, the aggregate notional amount of the interest rate swaps was $16,760, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at December 31, 2010, as the interest rate swap derivatives expire in November 2012 through April 2013.

The Company enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At December 31, 2010, the notional amount of foreign exchange forward contracts the Company entered into was $47,000 and there was no ineffectiveness related to these foreign exchange forward contracts for the year ended December 31, 2010, with all unrealized gains being deferred in accumulated other comprehensive income. The asset is presented within other accounts receivable and prepaid expenses on the balance sheet at December 31, 2010, as foreign exchange forward contracts expire through December 31, 2011.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet Item	December 31,		Balance Sheet Item	December 31,
		2009	2010		2009	2010
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$928	$992	“Other accounts payable and accrued expenses”	$77	$—
Interest rate swap		—	—	“Other long-term liabilities”	480	385
Total cash flow hedging		$928	$992		$557	$385
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	293	—	“Other accounts payable and accrued expenses”	108	752
Total derivatives		$1,221	$992		$665	$1,137

	Statements of Income Item	Gain (loss) Recognized in Statements of Income
		Year ended December 31,
		2008	2009	2010
Cash flow hedging:
Foreign exchange forward contracts	“Cost of revenues” and “Total operating expenses”	$(6,235)	$(2,956)	$2,791
Interest rate swap	“Financial expenses, net”	(42)	(418)	(443)
Total cash flow hedging		$(6,277)	$(3,374)	$2,348
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Financial expenses, net”	(3,997)	681	(864)
Total derivatives		$(10,274)	$(2,693)	$1,484

m. Revenue recognition

The Group’s portfolio of solutions and services consists of: (a) software product engineering, including both offshore and near-shore outsourcing, for which revenues are generated from either long-term fixed-price basis or time-and-materials basis contracts; (b) system integration, application development and consulting, for which revenues are generated from either fixed-price basis or time-and-materials basis contracts; and; (c) sales of third party software licenses.

1) Under fixed-price contracts, the Group agrees to perform certain work for a fixed price. Fixed-price basis engagements generally involve a period between the signing of the contract and the final customer acceptance exceeding one year. Fees are payable upon completion of agreed milestones. Such projects that require significant customization, integration and installation are recognized in accordance with ASC Topic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts” (“ASC 605-35”), using contract accounting on a percentage of completion method, in accordance with

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the “Input Method.” The amounts of revenues recognized are based on the total fees under the agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time and subcontractor costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of similar services, and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2009 and 2010, the Company’s provision for estimated losses on uncompleted contracts was $4,634 and $3,254, respectively. Fixed price contracts that are not within the scope of ASC 605-35 are recognized in accordance with other provisions Staff Account Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”).

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

If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The fair value of those elements is determined based on the price charged for those elements when sold separately. The Group’s accounting policy complies with the revenue determination requirements set forth in ASC Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

3) Sales of third-party software licenses are recognized in accordance with ASC Topic 985-605, “Software.” The Company determines the value of the software component of its multiple-element arrangements using the residual method when vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements of maintenance and support services. VSOE is based on the price charged when an element is sold separately or renewed. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

In respect of such arrangements, the Group follows ASC Topic 605-45, “Revenue Recognition —  Principal Agent Considerations,” under which, if the Group performs as an agent without assuming the risk and rewards of ownership, such revenues are recorded on a net basis.

n. Accounting for stock-based compensation

ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Share-based compensation expense recognized in the Company’s consolidated statements of income for 2008, 2009 and 2010 include compensation expense for share-based awards based on the grant date fair value estimated in accordance with ASC 718.

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

The fair value was estimated at the date of grant using the following weighted average assumptions for the Black-Scholes model and the following assumptions for the Monte Carlo model:

	Black-Scholes			Monte Carlo
	2008	2009	2010	2008 and 2009
Dividend yield	0%	0%	0%	0%
Expected volatility	35%	38%	46%	29 – 31%
Risk-free interest	2.08%	1.46%	2.15%	3.05 – 4.95%
Expected life (years)	4.19	4.57	4.54	N/A
Contractual life (years)	N/A	N/A	N/A	3.33

Total stock-based compensation expenses for the years ended December 31, 2008, 2009 and 2010 were $3,034, $4,073 and $2,767, respectively, and the total recognized tax benefits were $222, $640 and ($24), respectively.

As of December 31, 2010, $4,886 of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 2.2 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2010 does not consider the effect of stock options, restricted stock and restricted stock units that may be issued in subsequent periods.

o. Earnings (loss) per share

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

p. Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

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

q. Concentrations of credit risk

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

r. Severance pay

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

Certain employees of the Israeli subsidiaries elected to be included under section 14 of the Severance Compensation Act, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees. The aforementioned deposits are not recorded as an asset in the Company’s balance sheet.

Severance expenses for the years ended December 31, 2008, 2009 and 2010 were $9,525, $6,734 and $8,967, respectively.

s. Treasury stock

During 2008, 2009 and 2010, the Company repurchased shares of its Common Stock on the open market and holds such shares as Treasury Stock. The Company presents the cost of the repurchase as a reduction in stockholders’ equity.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

t. Advertising costs

Advertising costs are charged as expenses to the statement of income, as incurred. Advertising expenses for the years ended December 31, 2008, 2009 and 2010 were $4,155, $3,305 and $4,520, respectively.

u. Comprehensive income

The Company accounts for comprehensive income under the provisions of ASC Topic 220, “Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income represents the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company determined that its items of other comprehensive income relate to unrealized gains or losses on interest rate swaps, hedging derivative activities and foreign currency translation adjustments.

v. Cost of revenues

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

w. Impact of recently issued and adopted accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company believes that the adoption of these amendments will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall” (“ASC 820-10”). The update requires a gross presentation of activities within the Level 3 roll-forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The update was effective for the Company’s fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 roll-forward information, which is effective for the Company’s

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

fiscal year beginning January 1, 2011. The principal impact from this update will be expanded disclosures regarding the Company’s fair value measurements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310, “Receivables.” The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued amendments to the disclosure of pro forma information for business combinations. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (early adoption is permitted). The amendments clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The Company adopted these amendments in its consolidated financial statements.

NOTE 3 — OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2009	2010
Government authorities	$6,644	$6,502
Deferred income taxes (see also Note 11c)	6,671	5,170
Prepaid expenses	8,303	8,767
Advances to suppliers	3,632	2,949
Employees	634	722
Others	1,948	3,971
	$27,832	$28,081

NOTE 4 — PROPERTY AND EQUIPMENT, NET

a. Comprised as follows:

	December 31,
	2009	2010
Cost:
Computers, software and peripheral equipment	$60,855	$71,332
Motor vehicles	1,417	933
Office furniture and equipment	10,361	10,013
Leasehold improvements	17,513	17,365
	90,146	99,643
Accumulated depreciation	54,407	64,098
Property and equipment, net	$35,739	$35,545

Depreciation expenses for the years ended December 31, 2008, 2009 and 2010 were $11,025, $10,720 and $12,161, respectively.

b. Capitalized software developed for internal use

The un-depreciated balance of capitalized software developed for internal use included in computers, software and peripheral equipment at December 31, 2009 and 2010 amounted to $11,334 and $11,496,

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4 — PROPERTY AND EQUIPMENT, NET  – (continued)

respectively. Depreciation expenses for the years ended December 31, 2008, 2009 and 2010 related to capitalized software developed for internal use were $1,327, $3,004 and $3,000, respectively.

c. Property under operating lease

See Note 10a.

NOTE 5 — INTANGIBLE ASSETS, NET

a. Intangible assets

	December 31,
	2009	2010
Cost:
Customer-related intangible assets	$26,343	$31,464
Capitalized software development costs	4,629	4,658
Deferral of costs	770	770
	31,742	36,892
Accumulated amortization:
Customer-related intangible assets	16,506	22,114
Capitalized software development costs	4,450	4,527
Deferral of costs	770	770
	21,726	27,411
Intangible assets, net	$10,016	$9,481

b. Amortization of intangible assets

Customer-related intangible assets are amortized over their remaining weighted average useful life of 5.7 years using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed. Amortization of customer-related intangible assets for the years ended December 31, 2008, 2009 and 2010, included in cost of revenues and selling and marketing expense, amounted to $4,697, $7,031 and $5,879, respectively.

Amortization of capitalized software development costs for the years ended December 31, 2008, 2009 and 2010, included in cost of revenues, amounted to $102, $87 and $57, respectively.

Amortization of deferral of costs for the years ended December 31, 2008, 2009 and 2010, included in cost of revenues, amounted to $482, $0 and $0, respectively.

c. Amortization expenses of intangible assets

The following are estimated amortization expenses of intangible assets for the years ending:

December 31,
2011	$4,150
2012	2,302
2013	1,250
2014	807
2015	427
2016 and thereafter	545
$9,481

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6 — GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are as follows:

Total
Balance as of December 31, 2008	$253,223
Additional consideration related to prior-year acquisitions	4,437
Adjustments with respect to prior-year acquisitions during the allocation period	3,099
Foreign currency translation adjustments	2,782
Balance as of December 31, 2009	$263,541
Goodwill acquired during the year, including additional consideration related to current-year acquisitions	15,165
Foreign currency translation adjustments	3,677
Balance as of December 31, 2010	$282,383

NOTE 7 — SHORT-TERM BANK CREDIT

Classified by currency, linkage terms and interest rates, the credit arrangements are as follows:

	Interest rate December 31,		Amount December 31,
	2009	2010	2009	2010
	%
In, or linked to, dollar	2.60	2.30	$500	$5,000
In NIS	—	3.23	—	10,341
In euro	—	2.49	—	1,202
			$500	$16,543

NOTE 8 — OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2009	2010
Employees and payroll accruals	$26,027	$27,597
Accrued vacation pay and employee benefits	9,127	11,278
Government authorities	7,743	10,020
Accrued expenses (excluding subcontractors)	30,623	41,408
Subcontractors	16,246	19,721
Payables in connection with acquisitions of subsidiaries	1,362	982
Others	8,336	7,593
	$99,464	$118,599

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 9 — LONG-TERM DEBT

a. Composition

	December 31,
	2009	2010
Long-term bank loans(1)	$71,702	$62,654
Other debt liabilities	466	262
	72,168	62,916
Less – current maturities	21,332	26,160
	$50,836	$36,756

(1)	Long-term bank loans contain customary restrictive covenants (see Note 10f).

b. Classification

Classified by currency, linkage terms and interest rates, the total amount of the long-term debt (before deduction of current maturities) is as follows:

		Amount
		December 31,
	Interest Rate (%)	2009	2010
In dollars	LIBOR plus 1–2	$11,077	$7,385
	LIBOR plus 3–4	13,125	9,375
In euros	LIBOR plus 1–2	33,193	22,727
	5.5 – 6.5	10,971	6,475
In NIS	4.5 – 5.5	—	13,243
	6.0 – 7.0	3,616	3,165
In NIS, linked to CPI	4.0 – 5.0	—	473
Others	6.5 – 7.5	186	73
		$72,168	$62,916

The weighted average interest rate on the bank loans as of December 31, 2009 and 2010 was 3.24% and 3.78%, respectively.

c. Maturity Schedule

The loans mature as follows:

December 31,
2011 (current maturity)	$26,160
2012	25,700
2013	6,514
2014	3,017
2015	1,525
$62,916

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES

a. Lease commitments

The Group has various operating lease agreements, which expire on various dates, such as rent facilities and vehicles. Aggregate minimum commitments, under non-cancelable leases as of December 31, for the years presented, are as follows:

Year
2011	$19,769
2012	16,140
2013	11,214
2014	7,628
2015	6,600
2016 and thereafter	6,592
$67,943

Total rent expenses for the years ended December 31, 2008, 2009 and 2010 amounted to $20,042, $24,884 and $26,333, respectively.

b. Litigation

1. One of the Company’s Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 the Company filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. The Company’s claim is for damages in the amount of NIS 20.7 million, or approximately $5,800, using the exchange rate prevailing at December 31, 2010. On February 11, 2009, the MOJ filed a claim against the Company’s Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that the Company’s Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $22,400, using the exchange rate prevailing at December 31, 2010. The MOJ and the Company’s subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, following which the court transferred the case to non-binding mediation. The Company believes that it has a substantial basis for its claim and valid defenses with respect to the MOJ’s claim. While the Company intends to vigorously prosecute its claim and defend against the MOJ’s claim, the Company cannot at this point predict the outcome of either claim. Adverse decisions in these legal proceedings may materially adversely affect the Company’s financial condition.

2. The Company is periodically a party to routine litigation incidental to its business. The Company does not believe that it is a party to any other pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

c. Guarantees

Guarantees are contingent commitments issued by the Company generally to guarantee the performance of the Group in different projects to its customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments the Group could be required to make under its guarantees at December 31, 2009 and December 31, 2010, is $31,415 and $40,335, respectively. The Group does not hold collateral to support guarantees except when deemed necessary.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES  – (continued)

d. Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, the Company signed a negative pledge agreement with these banks; however, with the consent of the banks, it recorded a fixed charge on deposits in the amount of $2,578 held by its Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

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

1. Long-term loans denominated in dollars, euros and NIS contain covenants which, among other things, require the Group to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on the Company’s ability to merge or transfer assets to third parties. As of December 31, 2010, the Company was in compliance and expects to remain in compliance with the covenants.

2. Long-term loans and bank guarantees denominated in NIS contain covenants which, among other things, require the Company’s Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of December 31, 2010, the Company was in compliance and expects to remain in compliance with these covenants.

g. Prior-year tax assessments and settlements

The Company’s Israeli subsidiaries are currently undergoing a periodic VAT assessment by the Israeli Tax Authority (“ITA”) for the years 2003 through 2008. The ITA recently issued a final VAT assessment, in the amount of approximately $4,500 using the exchange rate prevailing at December 31, 2010, and the Company has appealed the assessment in district court. The Company believes that it has provided a sufficient provision for the possible outcome of this assessment.

NOTE 11 — INCOME TAXES

a. Income (loss) before taxes consists of the following:

	Year ended December 31,
	2008	2009	2010
Domestic	$(7,836)	$(3,967)	$(7,749)
Foreign	47,466	1,239	22,347
	$39,630	$(2,728)	$14,598

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 11 — INCOME TAXES  – (continued)

b. Taxes on income (tax benefits) are comprised as follows:

	Year ended December 31,
	2008	2009	2010
Current taxes	$3,449	$5,393	$5,944
Deferred taxes	5,687	1,878	245
	$9,136	$7,271	$6,189
Domestic	$(3,803)	$2,844	$610
Foreign	12,939	4,427	5,579
	$9,136	$7,271	$6,189

c. Deferred taxes on income

Significant components of the Group’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2010
Deferred tax assets:
Reserves and allowances	$7,104	$7,783
Different depreciation rates	361	160
Net operating loss carry forwards	11,029	10,924
Deferred tax asset before valuation allowance	18,494	18,867
Valuation allowance	(8,296)	(9,061)
Deferred tax asset	10,198	9,806
Deferred tax liabilities:
Different depreciation rates	(737)	(382)
Deferred tax liability related to intangible assets	(2,598)	(3,700)
Other temporary differences	(506)	(884)
Deferred tax liabilities	(3,841)	(4,966)
Net deferred tax asset	$6,357	$4,840
Domestic:
Current deferred tax asset	—	705
Current deferred tax liability	—	(225)
Non-current deferred tax liability	(1,012)	(1,823)
	(1,012)	(1,343)
Foreign:
Current deferred tax asset	5,803	4,465
Current deferred tax liability	(1,009)	(96)
Non-current deferred tax asset	3,608	2,186
Non-current deferred tax liability	(1,033)	(372)
	7,369	6,183
	$6,357	$4,840

d. Available carry forward tax losses

As of December 31, 2010, based on the most recently filed tax returns in each jurisdiction, the Company’s subsidiaries in Israel, the United Kingdom, the United States, Switzerland, Singapore, Romania and Germany had estimated total available carry forward tax losses of approximately $13,000, $11,000, $2,000, $1,000, $7,000, $3,000 and $5,000, respectively, to offset against future taxable profits. Net operating

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 11 — INCOME TAXES  – (continued)

losses in Israel, the United Kingdom, Singapore and Germany may be carried forward indefinitely and may be offset against future taxable income. Other subsidiaries’ net operating losses expire in the years 2011 through 2030.

Management currently believes that since certain of the Company’s subsidiaries have a history of losses it is more likely than not that some of the deferred tax assets regarding the loss carry forwards will not be utilized in the foreseeable future. Thus, a valuation allowance was provided to reduce deferred tax assets to their realizable value.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $150,000 and $170,000 at December 31, 2009 and 2010, respectively.

e. Tax benefits in India

The Company receives tax benefits that India provides to exporters of IT services under the Software Technology Parks of India (“STPI”) program. These benefits provide a complete exemption from Indian corporate income tax for exported IT services through March 31, 2011, compared to an ordinary corporate tax rate of approximately 33%, except that no IT services delivery facility may receive more than 10 years of STPI benefits. The Company’s facilities in Bangalore, India and Hyderabad, India completed 10 years of STPI benefits on March 31, 2009 and March 31, 2010, respectively, after which time IT services delivered from those facilities were subject to Indian corporate income tax. The Company’s STPI delivery center in Mumbai, India will receive STPI benefits through March 31, 2011, after which time IT services delivered from that facility will be subject to Indian corporate income tax.

India imposes a minimum alternate tax (“MAT”), currently 18% and proposed to be increased to 18.5% effective March 31, 2011, but India permits amounts due under the MAT to be offset against future taxes that would be due when the tax holiday ends, for a period of up to 10 years.

During 2009, the Company inaugurated a new facility in Bangalore, India under India’s Special Economic Zone (“SEZ”) program. Under the SEZ program, exported IT services provided from qualified SEZ sites are fully exempt from Indian corporate income tax for 5 years and partially exempt for an additional 5 to 10 years, compared to an ordinary corporate tax rate of approximately 33%. It is also proposed that MAT would apply to profit earned from SEZ units.

f. Uncertain tax positions

As of December 31, 2010 the total amount of unrecognized tax benefits was $5,130, which, if recognized, would affect the effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $861 at December 31, 2010. During the years ended December 31, 2009 and 2010, the Company recorded $123 and $172, respectively, for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of December 31, 2009 and 2010 is presented below:

	2009	2010
Balance at the beginning of the year	$3,177	$3,892
Reduction related to settlements of tax matters	(181)	(65)
Additions (reductions) related to changes in foreign currency exchange rates	(45)	69
Additions related to tax positions taken during the year, including interest and penalties	941	1,234
Balance at the end of the year	$3,892	$5,130

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 11 — INCOME TAXES  – (continued)

The amount of income taxes paid by the Group is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. The Group is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 2003 with respect to its primary locations.

g. Theoretical tax reconciliation

A reconciliation between theoretical tax expenses, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of income is as follows:

	Year ended December 31,
	2008	2009	2010
Income (loss) before taxes, as reported in the consolidated statements of income	$39,630	$(2,728)	$14,598
Statutory tax rate	35%	35%	35%
Theoretical tax expense (benefit) on the above amount at the federal statutory tax rate	$13,871	$(955)	$5,109
Effect of tax holiday	(3,294)	(1,627)	(1,465)
Effect of foreign subsidiaries with different tax rates	(4,211)	880	401
Change in valuation allowance	3,308	3,788	765
Non-deductible expenses	1,038	3,710	1,454
U.S. tax on foreign income	(1,160)	695	89
Non-recoverable withholding tax	—	536	—
Additional deductions for tax purposes in foreign locations	57	(29)	(675)
Others	(473)	273	511
Actual tax expense	$9,136	$7,271	$6,189
Basic net earnings per share related to tax holiday	$0.08	$0.04	$0.04
Diluted net earnings per share related to tax holiday	$0.08	$0.04	$0.04

NOTE 12 — STOCKHOLDERS’ EQUITY

a. General

Common stock confers upon its holders the right to receive notice to participate and vote in the Company’s meetings of stockholders, the right to receive dividends, if and when declared, and the right to receive assets of the Company upon liquidation.

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

2. Pursuant to the Israeli Plans, 7,640,149 options to purchase Common stock were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2010 is 340,500 and options to purchase 1,147,560 shares are available for future grant.

Pursuant to the U.S. Plans, options to purchase up to 2,557,900 shares were approved. The number of shares issuable upon exercise of outstanding options as of December 31, 2010 is 322,154 and options to purchase 708,974 shares are available for future grant.

Pursuant to the Amended and Restated 2007 Stock Incentive Plan, awards of options to purchase shares, restricted stock and restricted stock units totaling up to 7,000,000 shares were approved. The number of shares issuable upon exercise or vesting of outstanding awards as of December 31, 2010 is 4,497,830 and 1,875,520 shares are available for future grant.

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

4. A summary of the Company’s employees’ stock option activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
			Years
Options outstanding at December 31, 2009	4,815,023	$10.41
Options granted	1,359,500	$5.44
Options exercised	(3,652)	$3.53
Options forfeited	(1,739,351)	$11.55
Options outstanding at December 31, 2010	4,431,520	$8.45	3.70	$2,425,539
Options exercisable at December 31, 2010	2,437,449	$10.80	2.01	$613,951
Options vested or expected to vest at December 31, 2010	3,961,988	$8.82	5.68	$2,000,099

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 12 — STOCKHOLDERS’ EQUITY  – (continued)

The weighted average fair value of options granted during 2008, 2009 and 2010 was $1.88, $1.38 and $2.16, respectively. The total intrinsic value of the options exercised during 2008, 2009 and 2010 was $1,012, zero and $6, respectively; the total cash received by the Company from exercise of these options was $4,317, zero and $4, respectively; and the total tax benefit realized from the exercise of these options was $296, zero and zero, respectively.

Substantially all of the options were granted with exercise prices equal to or higher than the market value on the date of grant. The weighted average exercise prices and fair values of options granted during the years ended December 31, 2008, 2009 and 2010 with exercise prices higher than, equal to or less than market value on the date of grant, were:

	Exceeds market price Year ended December 31,			Equal to market price Year ended December 31,			Less than market price Year ended December 31,
	2008	2009	2010	2008	2009	2010	2008	2009	2010
Weighted average exercise prices	$12.00	$4.53	N/A	$6.08	N/A	$5.44	N/A	$4.53	N/A
Weighted average fair values on grant date	$1.77	$1.36	N/A	$1.92	N/A	$2.16	N/A	$2.22	N/A

666,000 options were granted during the first quarter of 2007 to the Company’s senior management. These options vested in accordance with certain performance conditions through April 1, 2010. From April 1, 2010 to April 30, 2010, the grantees had the right to redeem the vested unexercised options outstanding on April 1, 2010 at the price of $4.50 per each outstanding option. Given the specific characteristics of the options, the Company used a Monte Carlo simulation in order to estimate their fair value. Management believes this valuation technique produced a better estimate of fair values than the closed form option pricing model, considering ASC 718. The Company accounted for these options as tandem awards. The fair value assigned to the redemption feature was marked to market in each reporting period and was included in other payables and accrued expenses on the balance sheet. During 2008, 2009 and 2010, the Company recorded $697, $1,166 and ($359) of stock-based compensation expenses related to these options, out of which $231, $1,273 and ($440) were related to the redemption feature, respectively. On April 30, 2010, all outstanding options were redeemed.

A summary of the Company’s restricted stock and restricted stock unit activity and related information is as follows:

	Restricted stock units (RSUs) outstanding	Weighted average grant date fair value
RSUs outstanding at December 31, 2009	652,750	$4.93
Awards granted	351,930	$4.63
Awards exercised	(199,000)	$4.53
Awards forfeited	(78,400)	$5.00
RSUs outstanding at December 31, 2010	727,280	$4.88
RSUs exercisable at December 31, 2010	—	N/A
RSUs vested or expected to vest at December 31, 2010	591,369	$4.90

5. Treasury stock

During 2010, the Company repurchased 398,200 shares of its Common Stock on the open market for an aggregate purchase price of $2,169.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 13 — BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

a. Numerator

	Year ended December 31,
	2008	2009	2010
Net income (loss) as reported	$35,459	$(52,454)	$(10,435)

b. Denominator

	Year ended December 31,
	2008	2009	2010
	Number of shares in thousands
Weighted average number of shares of Common stock, denominator for basic net earnings (loss) per share	39,321	38,598	38,128
Effect of dilutive securities:
Stock options, restricted stock units and warrants	353	—	606
Denominator for diluted net earnings (loss) per share – adjusted weighted average shares assuming exercise of options, restricted stock units and warrants	39,674	38,598	38,734

c. Anti-dilutive shares

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings (loss) per share, as they would have been anti-dilutive for all periods presented, was 4,708,683, 5,118,213 and 4,969,037 for the years ended December 31, 2008, 2009 and 2010, respectively.

NOTE 14 — SEGMENT REPORTING

The Company’s segment information has been prepared in accordance with ASC Topic 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer, who evaluates the Company’s performance and allocates resources based on segment revenues and operating profit.

The Company no longer reports a separate Software Distribution segment, as the Company reclassified its European software distribution operations as discontinued operations and the Company reclassified its Israeli software distribution operations to its System Integration and Application Development segment, effective as of January 1, 2010, as a result of the resolution of the Company’s board of directors to sell its European software distribution operations. Segment data for prior periods has been restated to reflect the current organization of the segments.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 14 — SEGMENT REPORTING  – (continued)

2. System Integration and Application Development, in which the Company offers a broad set of IT services to its clients in the area of system integration, application development, consulting and software distribution. The Company provides these services to customers in over 20 countries throughout North America, Europe, Israel and Asia. The Company delivers the services through a global delivery model that includes local teams as well as offshore and near-shore resources. The Company provides these services for a wide range of clients in many verticals, including utilities and government, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

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

The table below presents financial information for the Company’s two reportable segments.

	Year ended December 31, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
Revenues from external customers	$112,866	$458,921	$—	$571,787
Operating income (loss)	$16,326	$18,621	$(18,523)	16,424
Financial expenses, net				(1,826)
Income before taxes on income				$14,598
Depreciation and amortization	$2,525	$9,514	$6,058	$18,097
Expenditure for segment assets	$2,417	$2,539	$5,239	$10,195
Segment goodwill	$50,428	$231,955	$—	$282,383
Segment assets(1)	$149,482	$502,388	$26,751	$672,620

	Year ended December 31, 2009
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
Revenues from external customers	$102,523	$409,424	$—	$511,947
Operating income (loss)	$15,388	$2,573	$(17,691)	270
Financial expenses, net				(2,998)
Loss before taxes on income				$(2,728)
Depreciation and amortization	$2,461	$11,333	$4,044	$17,838
Expenditure for segment assets	$1,255	$3,354	$7,232	$11,841
Segment goodwill	$50,428	$213,113	$—	$263,541
Segment assets(1)	$136,973	$437,591	$67,835	$642,399

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 14 — SEGMENT REPORTING  – (continued)

	Year ended December 31, 2008
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
Revenues from external customers	$97,471	$507,141	$—	$604,612
Operating income (loss)	$10,358	$48,453	$(13,693)	45,118
Financial expenses, net				(5,098)
Other expenses, net				(390)
Income before taxes on income				$39,630
Depreciation and amortization	$2,696	$11,210	$2,400	$16,306
Expenditure for segment assets	$2,314	$6,149	$7,382	$15,845
Segment goodwill	$50,428	$202,795	$—	$253,223
Segment assets(1)	$121,036	$474,760	$65,558	$661,354

(1)	Excludes segment assets related to discontinued operations.

The Company’s total revenues are attributed to geographic areas based on the location of the end customer.

The following presents total revenues for the years ended December 31, 2008, 2009 and 2010 and long-lived assets as of December 31, 2009 and 2010. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods.

	Year ended December 31,
	2008	2009	2010
Revenues from sales to unaffiliated customers:
Israel	$228,865	$174,800	$212,263
North America	178,113	172,814	188,911
Europe (excluding Czech Republic)	123,410	80,786	88,036
Czech Republic	68,030	74,937	72,627
Asia Pacific	6,194	8,610	9,950
	$604,612	$511,947	$571,787

	December 31,
	2009	2010
Long-lived assets:
Israel	$21,983	$22,315
India	6,812	6,376
Europe	4,184	4,709
North America	2,760	2,145
	$35,739	$35,545

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 15 — SELECTED DATA

a. Selected statements of operations data:

	Year ended December 31,
	2008	2009	2010
Financial income (expenses), net:
Financial expenses:
Interest on short-term loans and bank credit	$(1,707)	$(860)	$(1,202)
Interest on long-term bank loans	(4,045)	(3,233)	(2,603)
Interest rate swap	(42)	(418)	(443)
Foreign currency exchange losses, net	—	(987)	—
Foreign exchange contracts, net	(3,997)	—	(864)
	(9,791)	(5,498)	(5,112)
Financial income:
Foreign currency exchange gain, net	2,636	—	1,638
Interest on short-term bank deposits	2,057	1,819	1,648
Foreign exchange contracts, net	—	681	—
	4,693	2,500	3,286
	$(5,098)	$(2,998)	$(1,826)

b. Selected other data:

	Balance at beginning of period	Provision for doubtful accounts, net of recoveries	Write-off of previously provided accounts	Translation adjustments	Balance at end of period
Year ended December 31, 2010 Allowance for doubtful accounts	$2,788	$(271)	$(243)	$74	$2,348
Year ended December 31, 2009 Allowance for doubtful accounts	$4,016	$(883)	$(387)	$42	$2,788
Year ended December 31, 2008 Allowance for doubtful accounts	$2,833	$2,556	$(1,248)	$(125)	$4,016

NOTE 16 — SUBSEQUENT EVENTS

On February 23, 2011, the Company signed a term sheet with a prospective buyer of NessPRO Europe, its software distribution operations in Europe.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(5)	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.
+10.11(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.12(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.14(8)	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.15(8)	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
+10.16(9)	Employment Agreement, dated March 11, 2010, between Ness AT Ltd. and Effi Kotek.
+10.17	Employment Contract, dated June 1, 2010, between Ness Czech s.r.o. and Milan Sameš.
10.18(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24	Powers of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 6, 2009.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 16, 2009.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the commission on March 15, 2010.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.