Form 10-K/A
period 2010-12-31
NESS TECHNOLOGIES INC
filed 2011-04-29
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ness Tower Atidim High-Tech Industrial Park, Building 4 Tel Aviv 61580, Israel Telephone: +972 (3) 766-6800	Ness Technologies 300 Frank W. Burr Boulevard, 7th Floor Teaneck, NJ 07666 Telephone: (201) 488-7222

(Address of registrant’s principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $144.5 million, based on the closing price of the stock on that date. Shares of common stock held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. As of April 13, 2011, 38,142,992 shares of common stock, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on March 4, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those set forth below. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position
Sachi Gerlitz	57	President, Chief Executive Officer and Director
Ofer Segev	51	Chief Financial Officer and Executive Vice President
Effi Kotek	57	President, Ness Israel
Joseph Lagioia	58	President, Ness North America, Enterprise Services & Software Product Engineering
Milan Sameš	43	President, Ness CEE
Michael Zinderman	60	President, Technologies and Systems Group
Atzmon Lifshitz	58	Executive Vice President, Human Resources
Holly Ripley-Boyd	50	Chief Strategy Officer
Satyam C. Cherukuri(1)(2)	54	Interim Chairman of the Board
Ajit Bhushan	48	Director
P. Howard Edelstein(2)(3)	56	Director
Gabriel Eichler(2)	61	Director
Dan S. Suesskind(1)(3)	67	Director
Morris Wolfson(1)(3)	50	Director

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Stock Option and Compensation Committee (the “Compensation Committee”).

The business experience for the past five years (and, in some instances, for prior years) of each of our directors and executive officers is described below.

Sachi Gerlitz has served as our president and chief executive officer since March 2007, and as a member of our board since February 2007. Prior to joining Ness, Mr. Gerlitz served as acting chairman of Mobixell Networks and chairman of the board of the Israel Mobile Association. From 2001 through 2006, Mr. Gerlitz was a partner at Apax Partners, a large, global private equity firm managing assets of over $25 billion, where he focused on leveraged transactions and technology investments. He served, from 2005 through 2006, as a director of Bezeq, a publicly-traded leading Israeli telecommunications company, and he has also served on the boards of a number of private companies, such as Starhome BV, Crescendo Networks and Bitband Technologies. Prior to joining Apax Partners, Mr. Gerlitz served for 10 years at Comverse Technologies, through 2000, including as president of the Asia Pacific division, vice president of business development and marketing, chief technology officer, and executive vice president. Before joining Comverse, he served in various roles at Telrad Telecommunication Industries, Hadassah University Hospital, and the Israeli Defense Force. Mr. Gerlitz served as a director of Leadcom Integrated Solutions, a publicly-traded Israeli company providing services and solutions to fixed, mobile and transmission network operators, from May 2009 to November 2009. Mr. Gerlitz received a B.Sc. in Electronic Engineering from Tel-Aviv University in 1978, and is a graduate of the Business Administration Program for Industry Management at Bar-Ilan University.

Ofer Segev has served as our executive vice president and chief financial officer since April 2007, after joining Ness in March 2007 as an executive vice president. From June 2003 to March 2007, he served as chief financial officer of Attunity, a provider of service-oriented software and solutions in the workplace applications market. From May 2001 to June 2003, Mr. Segev was the chief financial officer of TeleKnowledge Group Ltd., a content commerce platform vendor, and he also served as its chief executive officer from January 2002 to June 2003. From May 2000 to May 2001, he served as chief financial officer of Tundo, a developer of an IP-based voice and media services platform. From 1985 through May 2000, Mr. Segev served at Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, where from 1991 he was a partner and led the high-tech industry practice group, participated in over 20 public offerings in the United

States, and, from 1997 to 2000, was a member of the technology steering committee of Ernst & Young International. Mr. Segev holds a B.A. in economics and accounting from Bar-Ilan University in Israel, and has studied at the Kellogg School of Management at Northwestern University.

Effi Kotek has served as president of Ness Israel since September 2008. From January 2008 to August 2008, Mr. Kotek served as deputy president of Ness Israel. From November 2005 to December 2007, he served as senior vice president and managing director of Ness Israel’s Outsourcing Group. From November 2002 to October 2005, Mr. Kotek was senior vice president and managing director of Ness Israel’s Infrastructure and Technology Group. From January 2000 through September 2002, he served as vice president of business development for Ness Israel’s Integration and Networking Group. From January 1999 to December 1999, Mr. Kotek was vice president of sales and marketing for Gilad Software and Systems Integration, a privately-held Israeli integration and networking company, which was acquired by Ness in April 1999. From 1995 to 1998, he was president of Applitech Inc., a privately-held medical technology company. From 1980 to 1995, Mr. Kotek held various positions with leading technology companies, including Bynet Data Communications and Orbotech Inc., and was an officer in the Israeli Defense Forces communication forces. Mr. Kotek is a certified computer systems analyst and holds a bachelors degree in mathematics, with specialization in computer architecture and technology, from Concordia University in Montreal, Canada.

Joseph Lagioia has served as president of Ness North America, Enterprise Services & Software Product Engineering since January 2011. From July 2007 to December 2010, Mr. Lagioia was employed by Mahindra Satyam (formerly Satyam Computer Services), where he served as the senior vice president and global head of consulting and enterprise solutions through August 2010, and subsequently as senior vice president, North America strategic accounts. From October 2006 to July 2007, Mr. Lagioia was the founding principal of Tnemara Group, an independent management consulting firm. From 2001 to September 2006, he worked for BearingPoint, a global management and technology consulting firm (formerly KPMG Consulting), where he served in several roles: as chief executive officer of KPMG Consulting Spain; as vice president of the high technology and consumer division; and as senior vice president of the European high technology segment. From 1996 to 2001, Mr. Lagioia worked in a several positions in the consulting division of KPMG, a global professional services company, culminating in his role as chief executive officer of KPMG Consulting Spain. From 1991 to 1996, Mr. Lagioia served in several roles at Oracle Consulting, culminating in his position as regional vice president for the East Central Europe, Middle East & Africa region. From 1976 to 1991, he held management positions within the mortgage lending agency of the U.S. Department of Agriculture and the U.S. Department of Housing & Urban Development, and as a managing consultant at Ernst & Young, LLP. Mr. Lagioia holds a B.S. in Agriculture and Life Sciences and a Master of Administration from the University of Maryland.

Milan Sameš has served as president of Ness CEE since June 2010. From January 2008 to May 2010, Mr. Sameš served as managing director of Oracle Czech Republic and a member of the Central & Eastern Europe management team for Oracle Corporation, a large enterprise software company. From March 2005 to December 2007, he served as managing director for Ness Czech. From 2004 to March 2005, Mr. Sameš was the vice president of operations for Central & Eastern Europe at Ness Europe. From 2003 to 2004, he served as sales director, Central & Eastern Europe, for Logica, an international IT services provider. From 1998 to 2003, Mr. Sameš served in a range of positions at Nokia, a global supplier of mobile phones and mobile, broadband and IP networks, culminating in the role of business development director for Nokia Networks. From 1993 to 1998, he served as founder and managing director of truconneXion Inc., a local provider of IT services and solutions. Mr. Sameš holds a M.Sc. from Czech Technical University in Prague and an M.B.A. from Nottingham Trent University in Nottingham, UK.

Michael Zinderman has served as president of Technologies and Systems Group since April 2002. From April 2000 to April 2002, Mr. Zinderman served as the division manager and vice president of Ness Telecom & Systems Group, and from June 1988 to March 2002, he served as the division manager and vice president of Real Time & Systems Group of ATL, an entity Ness acquired in 1999. From May 1981 to May 1988, Mr. Zinderman served as software engineer and projects manager at ATL. From September 1977 to April 1981, Mr. Zinderman served as an electrical engineer at Yona Ushpiz, an electrical engines manufacturing company. Mr. Zinderman holds a B.Sc. in Electronic Engineering from Ben Gurion University, Israel.

Atzmon Lifshitz has served as our executive vice president of human resources since May 2008. From September 2004 to May 2008, Mr. Lifshitz served as corporate vice president of human resources at ECI Telecom Ltd., a global provider of telecommunications infrastructure. From August 2002 to June 2004, he served as managing director of Pilat Israel Ltd., a professional human resources company in Israel. From January 2000 to July 2002, Mr. Lifshitz served as chief operating officer of e-go systems plc., a high-technology company in the United Kingdom that developed services and systems in the field of unified communications services. From 1993 to January 2000, he served as managing director of Telemesser Ltd., an Israeli company in the field of interactive marketing through communications tools. From 1987 to 1993, Mr. Lifshitz served as deputy managing director and vice president of human resources at Fibronics Ltd., a multinational company specializing in data communications. From 1974 to 1987, Mr. Lifshitz served in various roles at the Israeli Prime Minister’s office, the Israeli General Federation of Labor, Bank Leumi Insurance Group, Degem Systems Ltd. and Elscint Ltd. Mr. Lifshitz holds a bachelors degree in political science and labor studies from Tel Aviv University.

Holly Ripley-Boyd has served as our chief strategy officer since January 2011. Prior to that, Ms. Ripley-Boyd served as president of Ness Software Product Labs since February 2008 and as our chief marketing officer and executive vice president since December 2007. From July 2008 through January 2009, she served as acting president, Ness North America. From October 2004 through October 2007, she served as chief marketing officer at Symphony Services, a provider of offshore software product development services and end-to-end IT solutions. From October 2002 through February 2004, Ms. Ripley-Boyd was a principal at Mii Technologies, a closely held manufacturing systems company, where she was responsible for business development, marketing and other market-facing initiatives. From September 1999 through June 2002, she served as vice president, global marketing, at Novell affiliate Celerant Consulting, an operational strategy and execution consulting services firm. From 1991 to 1999, Ms. Ripley-Boyd served in several roles at Arthur D. Little, culminating in the role of vice president of marketing. From 1985 to 1990, she served as director of marketing for Fairfield Whitney, a regional search firm. From 1983 through 1985, she worked as a purchasing associate at Digital Equipment Corporation. Ms. Ripley-Boyd holds a B.S. in business and organizational communication from Emerson College, and has studied marketing strategy at Northwestern University’s Kellogg School of Management.

Dr. Satyam C. Cherukuri has served as a member of our board since October 2004 and as its interim chairman since February 2011. Dr. Cherukuri served as vice chairman of our board from December 2010 through January 2011. Since September 2006, Dr. Cherukuri has served as the chairman and chief technology officer of Medived Innovations, Inc., a privately-held manufacturer of medical devices and therapeutic solutions for global emerging markets. From June 2002 to August 2006, Dr. Cherukuri served as president and chief executive officer of Sarnoff Corporation, a technology services provider and manufacturer of electronic, biomedical and information technology products and services. From November 2000 to June 2002, Dr. Cherukuri served as the chief operating officer of Sarnoff Corporation and from 1998 to 2000 he served as managing director of Sarnoff’s life sciences and systems unit. Dr. Cherukuri joined Sarnoff Corporation in 1989 as a researcher and prior to that worked as a researcher at Olin Corporation, a materials producer, and Siemens AG. Dr. Cherukuri received a B.Tech. in Ceramic Engineering from Banaras Hindu University in India and an M.S. in Glass Science and Ph.D. in Ceramics from Alfred University.

Ajit Bhushan has served as a member of our board since September 2009. Mr. Bhushan is a managing director at Citi Venture Capital International, where he has served since 2001, and where he is responsible for investments in the IT & IT-enabled services sector in Asia Pacific, Latin America, Central and Eastern Europe, the Middle East and Africa. From 1998 to 2001, Mr. Bhushan served as vice president of Citi Corporate Bank, Central and Eastern Europe, the Middle East and Africa, where he was responsible for strategy and business development in India, the Middle East and North Africa. From 1993 to 1998, he served as vice president and cash management head for Citi Corporate Bank in Poland, where he had responsibility for building the cash management business for Citi in Poland. From 1987 to 1993, Mr. Bhushan served in various roles at Citi Corporate Bank, India, where he was involved in cash management services. Mr. Bhushan served as a director of Polaris Software Lab Ltd., a publicly-traded Indian company which provides software and services to the financial services sector, from October 2003 through September 2009. He is currently a director of Citicorp Technology Holding Inc., Camelot Information Systems, Inc. and Anand Rathi Financial Services Ltd. Mr.

Bhushan holds a B. Tech degree in electrical engineering from the Indian Institute of Technology, Delhi, with a specialization in computer science, and an M.B.A. from the Indian Institute of Management, Ahmadabad.

P. Howard Edelstein has served as a member of our board since June 2008. Mr. Edelstein served as president and chief executive officer of NYFIX, Inc., a provider of financial transaction processing and broker-dealer services, from September 2006 to November 2009 and as a director of NYFIX from October 2006 to November 2009. From January 2006 to September 2006, Mr. Edelstein served as an entrepreneur-in-residence at Warburg Pincus & Co. From July 2003 to December 2005, he served as president, chief executive officer and a director of Radianz, a telecommunications provider to the financial industry. From January 2002 to July 2003, Mr. Edelstein was an entrepreneur-in-residence with Warburg Pincus & Co. From 1993 to April 2001, he served as president and chief executive officer of Thomson Financial ESG, which he founded and which later merged with the Depository Trust & Clearing Corp.’s TradeSuite business to create Omgeo, an industry utility for straight-through processing. Previously, Mr. Edelstein held senior positions at firms such as Dow Jones Telerate and Knight-Ridder. Mr. Edelstein is a director of Alacra Inc., a privately-held company providing business and professional information. Mr. Edelstein previously served as a director of SkillSoft Corporation, a global provider of e-learning and performance support solutions, from September 2002 to May 2010. Mr. Edelstein holds an M.S. degree in Electrical Engineering from Stanford University and a B.Eng. degree in Electrical Engineering from City College of New York.

Gabriel Eichler has served as a member of our board since December 2008. Mr. Eichler is the senior partner of Benson Oak, an investment banking and private equity firm operating in central Europe with a focus on the Czech Republic and Slovakia, which he founded in 1991. He is also a member and, through 2007, served as chairman, of the supervisory board of AVG Technologies, a security software company incorporated in the Netherlands. Previous executive positions include: from 1999 to 2001, Mr. Eichler served as the chairman, president and chief executive officer of VSZ, the largest steel company in Central Europe; from 1994 to 1998, he served as vice chairman of CEZ, the Czech Power Company, where he also served, from 1994 to 1996, as chief financial officer; from 1990 to 1991, Mr. Eichler served as partner and executive vice president at CEDC, a U.S.-based private equity group; and, from 1975 to 1990, he served in various roles at Bank of America, including as regional general manager for Bank of America in Paris, Vienna and Frankfurt and as chief international economist responsible for risk assessment of over 100 countries. Previous non-executive positions include: from 2001 to 2002, Mr. Eichler served as a member of the supervisory board of Slovenská Sporitelna, the largest bank in Slovakia; from 1996 to 2001, he served as a member of the board of the EastWest Institute; from 1997 to 1998, Mr. Eichler served as a member of the supervisory board of Ceská Pojišt’ovna, the largest Czech insurance company; and, from 1996 to 1997, he served as vice chairman of the supervisory board of CSOB, the largest bank in the Czech Republic. Mr. Eichler holds a B.A. degree in economics from Brandeis University in Waltham, MA, an M.A. degree in Social Sciences from The University of Chicago and has performed post-graduate Ph.D. work at the University of Toronto.

Dan S. Suesskind has served as a member of our board since October 2004. Mr. Suesskind worked in various capacities, including board membership, for Teva Pharmaceutical Industries Limited, a publicly-traded company, from 1976 through 2008 and was its chief financial officer from 1977 through 2008. From 1970 until 1976, he was a consultant and securities analyst with International Consultants Ltd. He received his B.A. in Economics and Political Science from the Hebrew University in 1965 and an M.B.A. from the University of Massachusetts in 1969. Mr. Suesskind is currently on the board of directors of Teva Pharmaceutical Industries Limited, Migdal Insurance Company Ltd., Syneron Medical Ltd. and RedHill Biopharma Ltd. He is a member of the Executive Committee and the Investment Advisory Committee of the Jerusalem Foundation and of the Investment Advisory Committee of the Israel academy of science and humanities, and a member of the Board of Trustees of Hebrew University.

Morris Wolfson is the founder of our company and has served as a member of our board since our inception in 1999. Mr. Wolfson has been a private investor and entrepreneur since 1983, with investments in a variety of companies and investment vehicles. He is a member of the Wolfson family, the principals of the Wolfson Group, which together with other Wolfson family entities has historically owned and developed commercial real estate and actively invests in a diverse array of investments and investment vehicles, including a substantial portfolio of hedge funds and private equity funds.

Director Qualifications and Diversity

The Nominating and Governance Committee and the board believe that the following attributes are critical to ensuring the continued vitality of the board and excellence in the execution of its duties: experience as a leader of a business, firm or institution; mature and practical judgment; the ability to comprehend and analyze complex matters; effective interpersonal and communication skills; and strong character and integrity. Each of our directors has these attributes. In identifying potential director candidates, the Nominating and Governance Committee and the board also focus on ensuring that the board reflects a diversity of experiences and backgrounds, although the board does not have a specific policy with regard to considering diversity.

The board is comprised of leaders in their respective fields. Many of the current directors have leadership experience at large domestic and international companies, as well as experience on other companies’ boards, which provides an understanding of different business processes, challenges and strategies. Other directors have experience as executives of research firms and members or heads of private equity firms, which brings unique perspectives to the board. Further, our directors also have other experience that makes them valuable members, including significant experience in the key industries that we serve as well as financial expertise in major public companies. Finally, our directors represent a diversity of geographic regions, roughly mirroring the geographic regions in which we conduct business: 2 from the United States, 2 from Israel, 2 from India and 1 from Europe.

These attributes, along with the leadership skills and other experiences of our board members described in the table below, led the Nominating and Governance Committee and the board to conclude that our board members will provide us with the perspectives and judgment necessary to guide our strategies and monitor their execution, and should serve as directors.

Dr. Cherukuri	• Leadership and business experience as president and chief executive officer, and earlier as chief operating officer, of Sarnoff Corporation
• Experience in the life sciences sector as chairman and chief technology officer at Medived Innovations and as managing director of Sarnoff’s life sciences division
• Knowledge of other IT services providers India
• Committee membership experience as chairman of our Audit Committee and member of our Nominating and Governance Committee
Mr. Bhushan	• Private equity experience as managing director at CVCI
• Oversight experience of IT services companies as a private equity investor and/or board member while at CVCI
• Global experience in the financial services sector while employed at Citi Corporate Bank in Europe, India, the Middle East and Africa
• Outside board experience at public companies
Mr. Edelstein	• Leadership and business experience as president and chief executive officer of NYFIX, Inc., Radianz and Thomson Financial ESG
• Experience in the financial services industry as an executive at NYFIX, Thomson Financial ESG, Dow Jones Telerate and other firms
• Entrepreneurial and private equity investment experience at a variety of firms
• Committee membership experience as chairman of our Nominating and Governance Committee and member of our Compensation Committee
Mr. Eichler	• Private equity experience as the senior partner of a European private equity firm and as partner of a U.S. private equity group
• Financial experience as the chief financial officer of a large Czech power company
• Experience in the financial services sector as an executive at Bank of America in Europe

• Leadership experience as the president and chief executive officer of a large Central European steel company
• Outside board experience at a number of public and private firms
Mr. Gerlitz	• Global leadership and business experience as our president and chief executive officer
• Private equity experience as a partner at Apax Partners
• Global operational leadership experience as a senior executive at Comverse Technologies
• Outside board experience at a number of public and private companies
Mr. Suesskind	• Financial expertise, leadership and business experience as chief financial officer and executive of Teva Pharmaceuticals
• Pharmaceutical and life sciences sector experience from 30 years at Teva
• Outside board experience at Migdal Insurance Co. and a number of other companies
• Experience as a university trustee
• Audit committee experience as a long-standing member and the financial expert of our Audit Committee
Mr. Wolfson	• Long-term knowledge, support and guidance of Ness as one of our founders
• Public investment and private equity experience as an investment manager of the Wolfson Group
• Committee experience as a long-standing member and chairman of our Compensation Committee, member of our Audit Committee and former member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the U.S. Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to us, we believe that all such persons complied with all applicable filing requirements during 2010, except as noted below:

Citigroup Inc., the indirect parent company of Citi Venture Capital International, filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 on May 4, 2010, on which it reported a transaction that occurred on April 26, 2010.

Mr. Sameš filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 on June 7, 2010, on which he reported two grants made by the company to him on June 1, 2010.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applying to our directors, executive officers and other employees. The code is available on our web site, investor.ness.com.

The code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the code. Amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our web site at investor.ness.com.

Board Committees

Our board of directors has three standing committees to assist it with its responsibilities. The membership and function of each committee is described below. Each committee operates under a written charter adopted by the board. All of the committee charters are available on our web site, investor.ness.com, under the heading “Board Committees.”

Director	Board of Directors	Audit Committee	Stock Option and Compensation Committee	Nominating and Governance Committee
Mr. Ajit Bhushan	Director
Dr. Satyam C. Cherukuri	Interim Chairman	Chairman		Member
Mr. P. Howard Edelstein	Director		Member	Chairman
Mr. Gabriel Eichler	Director			Member
Mr. Sachi Gerlitz	Director
Mr. Dan S. Suesskind	Director	Member, Financial Expert	Member
Mr. Morris Wolfson	Director	Member	Chairman

The Audit Committee, which is comprised solely of directors who satisfy the Nasdaq Stock Market and SEC audit committee membership requirements, is governed by a board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management, our internal auditors and our independent registered public accounting firm (the independent auditors) on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The Audit Committee also monitors compliance with our policies on ethical business practices and reports on these items to the board. The Audit Committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Further, the Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by Ness. The Audit Committee’s charter is available on our web site, investor.ness.com, and in print to any stockholder who requests it. Our Audit Committee is comprised of Dr. Cherukuri, Mr. Suesskind and Mr. Wolfson, and Dr. Cherukuri is the chairman.

Financial Expert on Audit Committee: The board has determined that Mr. Suesskind, the retired former chief financial officer of Teva Pharmaceutical Industries Limited, is an Audit Committee financial expert, as defined under the Exchange Act. The board made a qualitative assessment of Mr. Suesskind’s level of knowledge and experience based on a number of factors, including his formal education and experience as chief financial officer of Teva for over 30 years.

The Stock Option and Compensation Committee, which is comprised solely of independent directors, determines all compensation for our chief executive officer; reviews and approves corporate goals relevant to the compensation of our chief executive officer and evaluates our chief executive officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock incentive plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The Compensation Committee makes recommendations on organization, the election of officers, consultancies and similar matters where board approval is required. The Compensation Committee’s report is furnished on page 17 of this report, and the Compensation Committee’s charter is available on our web site, investor.ness.com, and in print to any stockholder who requests it. Our Compensation Committee is comprised of Mr. Edelstein, Mr. Suesskind and Mr. Wolfson, and Mr. Wolfson is the chairman.

The Nominating and Governance Committee, which is comprised solely of independent directors, considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping the corporate governance of Ness. As part of its duties, the Nominating and Governance Committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance, reviews board compensation and oversees succession planning for directors and executive officers. The Nominating and Governance Committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The Nominating and Governance Committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates, using the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies. The Nominating and Governance Committee’s charter is available on our web site, investor.ness.com, and in print to any stockholder who requests it. Our Nominating and Governance Committee is comprised of Dr. Cherukuri, Mr. Edelstein and Mr. Eichler, and Mr. Edelstein is the chairman.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives

We seek to ensure that (i) rewards are closely linked to company-wide, group, team and individual performance; (ii) the interests of our employees are aligned with those of our stockholders; and (iii) compensation and benefits are set at levels that enable us to attract, retain and motivate the highly qualified employees necessary to achieve our objectives.

We apply these objectives and policies through base salary levels and the availability of performance-based annual cash incentive compensation (bonus awards) and stock incentive awards. Consistent with a long-term focus, our policy is to make a significant proportion of executive officer compensation dependent on enhancing stockholder value.

Elements of Compensation

The key components of executive compensation are base salary, annual cash incentive compensation, bonus awards, stock option awards and restricted stock unit (“RSU”) awards. Salary is based on factors such as an individual’s performance and level of responsibility. Annual cash incentive compensation is included to encourage our executives to meet our current business plans and objectives. Bonus awards are used to reward exceptional performance. Stock options and RSUs are included to promote a longer-term focus on our success, competitiveness and stockholder value.

Compensation for our executive officers is determined by or approved by the Compensation Committee.

Base Salary

The base salaries of our executive officers are set based on job responsibilities, the competitive market and individual performance. Specifically, the base salary for each employee not covered by an employment contract, including executive officers, is established each year by management based on (i) surveys of salaries at similarly-sized competitive firms for comparable jobs, (ii) a compensation range which corresponds to the individual’s job responsibilities, and (iii) the individual’s overall individual job performance.

Salary surveys and benchmarking are performed by the Compensation Committee as described in “Compensation Benchmarking and Peer Group” on page 15.

Individual job performance is assessed using both business factors and qualitative measures. The business factors assessed in determining base salary increases are the growth in revenues, growth in operating income, and operating cash flows achieved by each executive officer’s business unit, growth of the business unit through acquisitions and increases in the scope of the executive officer’s job responsibilities. For the chief executive officer and chief financial officer, the term “business unit” refers to our consolidated results.

The qualitative assessments are made largely with reference to the annual performance appraisals of the executive officers for the relevant periods. Our performance appraisal process, which is administered annually to our entire population of employees, integrates input from supervisors, peers and subordinates, and is prepared and delivered by each employee’s direct supervisor. The annual performance appraisals for our executive officers are prepared by our chief executive officer. The Compensation Committee also weighs its own impressions of the executive officers from working with them from time to time, and of the chief financial officer from his frequent interactions with the board of directors. Our chief executive officer’s annual performance appraisal is prepared by the Compensation Committee.

All of the executive officers were judged by their respective supervisors and the Compensation Committee to have fully satisfied the basic performance requirements of their jobs for the relevant periods, and therefore individual job performance was not a significant differentiating factor in determining their base salary adjustments for 2010.

The Compensation Committee awarded Mr. Gerlitz a base salary increase of 12.1% for 2010, which, together with an automatic increase of 4.9% based on the Israeli consumer price index (CPI) to which our Israeli executive management is entitled, resulted in an aggregate 2010 salary increase for Mr. Gerlitz of 17.6% in local currencies. Mr. Segev, Mr. Zinderman and Mr. Kotek were not awarded salary increases other than the automatic CPI-based increase of 4.9% in local currencies. Mr. Gerlitz’s base salary increase was based on peer group compensation survey data provided by the Compensation Committee’s compensation benchmarking consultant, which found that his base salary was below the median base salary of the surveyed groups (see “Compensation Benchmarking and Peer Group” on page 15 for more information). Taking into account foreign currency exchange rate fluctuations, the increases represented 23.7%, 10.3%, 10.3% and 10.3%, respectively, in dollar terms.

The base salaries of our named executive officers are denominated and paid in the relevant local currency for each officer, and therefore part of the year-to-year changes in base salaries disclosed in “Summary Compensation” on page 18 is due to foreign currency translation effects when base salaries are converted to U.S. dollars for reporting purposes. From 2008 to 2009, the dollar strengthened significantly against the New Israeli Shekel (“NIS”) and the Czech Crown (“CZK”), such that, without any actual salary change in local currencies, base salaries denominated in NIS and CZK would have decreased from 2008 to 2009 by 8.7% and 7.5%, respectively, in dollar terms due to changes in average yearly foreign exchange rates. From 2009 to 2010, the dollar weakened against the NIS and strengthened against the CZK, such that, without any actual salary change in local currencies, base salaries denominated in NIS would have increased from 2009 to 2010 by 4.9%, and base salaries denominated in CZK would have decreased by 3.9%, in dollar terms due to changes in average yearly foreign exchange rates.

Annual Cash Incentive Compensation

We pay annual cash incentives to our executive officers under an annual cash incentive compensation policy. The goal of the Compensation Committee is to set annual cash incentive compensation at a level commensurate with performance against defined annual business objectives.

Annual target cash incentive compensation is defined for each executive at the start of each year, along with specific performance objectives and payment criteria. Target amounts for executive officers are based on job responsibilities, with reference to the levels of total cash compensation of executives at our peer companies (see “Compensation Benchmarking and Peer Group” on page 15), as described above in “Base Salary” above.

Individual awards are based on a range of measures, including company-wide measures of performance as well as performance factors particular to each executive officer, such as the performance of the business unit or functional area for which the executive has management responsibility and the executive’s individual accomplishments. Company-wide and business unit performance measures include operational, strategic and human resources metrics.

Individual accomplishments are measured through defined major business objectives (“MBOs”) and personal performance objectives (“PPOs”). MBOs and PPOs for the chief financial officer are assigned by the chief executive officer. Those for the chief executive officer are assigned by the board of directors.

Rules for Payment against Performance Objectives

Performance against the defined objectives is assessed annually for each executive officer, shortly after the close of our annual financial statements. Performance is measured versus the specific targets established or approved by the Compensation Committee at the start of the year.

Each quantitative performance objective (those other than MBOs and PPOs) is associated with a numerical target for each executive officer to whom it applies. Incentive payment for achievement of each quantitative performance objective is formula-based, according to the percentage achievement of the numerical target. If achievement of a quantitative performance objective is below a specified threshold percentage of the numerical target for that objective, typically 70% or 80%, no cash incentive compensation is earned with respect to that objective. If achievement is between the threshold and 100% of the target, a linear formula is used to calculate the amount of the incentive compensation, with 0% being earned at the threshold and 100% being earned at 100% achievement of the target. For achievement above 100% of the target, the linear formula is extended so that higher achievement of that performance objective results in additional incentive compensation, up to a maximum payment of 300%. If an executive officer achieves below 40% of the target for one or more quantitative performance objectives, no cash incentive compensation is earned by the executive officer for any performance objectives, regardless of the percentage achievement for the other performance objectives. The numerical targets for quantitative performance objectives are set slightly above expected achievement levels in order to provide an additional incentive for executive officers to exceed expectations.

For non-quantitative performance objectives (MBOs and PPOs), achievement is measured subjectively by the board of directors for the chief executive officer’s objectives, and by the chief executive officer for the objectives of all other executive officers. Cash incentive compensation earned against non-quantitative performance objectives is linear according to deemed achievement percentages. That is, achievement of 50% earns 50% of the incentive, 70% earns 70% of the incentive, and 100% earns 100% of the incentive. For achievement of non-quantitative performance objectives below an average of 40%, no cash incentive compensation is earned for those objectives. Earnings for non-quantitative performance objectives may not exceed 100%. Our management and the Compensation Committee believe that these non-quantitative performance objectives are reasonably achievable. See “Grants of Plan-Based Awards” on page 21 for more information about 2010 target cash incentive compensation.

The Compensation Committee has concluded that this policy is not reasonably likely to motivate imprudent risk taking. For a detailed discussion of the Compensation Committee’s conclusions regarding our compensation policies and risk-management, see “Relationship between Overall Compensation and Risk” on page 18.

2010 Payments to Named Executive Officers

The Compensation Committee believes that executive officer annual cash incentive awards for 2010 were consistent with the level of each executive’s individual accomplishments and appropriately reflected company performance.

The table below presents the annual cash incentive plan performance objectives applicable to each of our named executive officers for 2010, the relative weight that each objective represented for each executive officer’s plan and the payment earned in respect of that objective.

		Mr. Gerlitz		Mr. Segev		Mr. Zinderman		Mr. Kotek		Mr. Sameš
Performance objective	Q(1)	Wt. (%)	Pmt. ($)	Wt. (%)	Pmt. ($)	Wt. (%)	Pmt. ($)	Wt. (%)	Pmt. ($)	Wt. (%)	Pmt. ($)
Non-GAAP EBITDA of the company(2)(3)	Q	30	54,109	20	27,054	10	11,273	10	9,864	10	14,344
Cash collections of the company(4)	Q	—	N/A	20	44,109	—	N/A	—	N/A	—	N/A
Book-to-bill ratio of the company(5)(6)	Q	15	41,852	—	N/A	—	N/A	—	N/A	—	N/A
Revenues of the company(7)	Q	10	31,431	10	23,573	15	29,466	15	25,783	15	37,496
Non-GAAP earnings per share of the company(8)(9)	Q	5	22,481	10	33,722	—	N/A	—	N/A	—	N/A
Non-GAAP operating margin of the executive officer’s business unit(10)(11)	Q	—	N/A	—	N/A	25	110,767	30	94,713	30	—
Book-to-bill ratio of the executive officer’s business unit(12)	Q	—	N/A	—	N/A	15	—	15	17,712	15	7,298
Revenues of the executive officer’s business unit(13)	Q	—	N/A	—	N/A	15	25,157	10	17,256	10	22,091
Functional objectives for non-P&L responsibilities(14)	Q	—	N/A	20	45,933	—	N/A	—	N/A	—	N/A
MBOs and PPOs(15)	NQ	40	129,693	20	52,688	30	45,032	20	27,582	20	39,396
		100	279,566	100	227,079	100	221,696	100	192,910	100	120,625

(1)	“Q” represents a quantitative performance objective; “NQ” represents a non-quantitative performance objective.
(2)	“EBITDA” is earnings before interest, tax, depreciation and amortization. “Non-GAAP EBITDA” is EBITDA excluding one-time gains and expenses.
(3)	The company achieved 85% of the target of $47.3 million, above the 70% threshold. Therefore, prorated incentive compensation was earned for this performance objective.
(4)	The company achieved 94% of the target of $581.1 million, above the 70% threshold. Therefore, prorated incentive compensation was earned for this performance objective.
(5)	“Book-to-bill ratio” is a measure that divides net bookings by billings (revenues) in a period. “Net bookings” are new bookings minus cancellations of, or reductions in, previously tabulated bookings. “New bookings” are multi-year revenues expected to result from new contracts and contract extensions awarded to us by our clients.
(6)	The company achieved 98% of the target of 1.10, above the 91% threshold. Therefore, prorated incentive compensation was earned for this performance objective.
(7)	The company achieved 97% of the target of $586.8 million, above the 80% threshold. Therefore, prorated incentive compensation was earned for this performance objective.
(8)	“Non-GAAP earnings per share” is non-GAAP earnings divided by average diluted shares outstanding in the period. “Non-GAAP earnings” is net earnings from continuing operations excluding stock-based compensation, amortization and one-time gains and expenses, net of taxes.
(9)	The company achieved 107% of the target of $0.43, above the 70% threshold. Therefore, full incentive compensation was earned for this performance objective plus an additional amount for achievement above 100%, using the extended linear formula described above.

(10)	“Non-GAAP operating margin” is non-GAAP operating income divided by revenues. “Non-GAAP operating income” is operating income excluding stock-based compensation, amortization and one-time gains and expenses.
(11)	Mr. Zinderman and Mr. Kotek achieved 129% and 118% of their targets of 13.6% and 7.5%, respectively, above the 70% threshold for this performance objective. Therefore, they earned full incentive compensation for this performance objective plus additional amounts for achievement above 100% using the extended linear formula. Mr. Sameš achieved 40% of his target of 11.2%, below the 70% threshold. Therefore, Mr. Sameš earned no incentive compensation for this performance objective.
(12)	Mr. Kotek and Mr. Sameš achieved 93% and 80% of their targets of 1.20 and 1.32, respectively, above their thresholds of 83% and 76%, respectively, for this performance objective. Therefore, they earned prorated incentive compensation for this performance objective. Mr. Zinderman achieved 73% of his target of 1.20, below his threshold of 83%. Therefore, Mr. Zinderman earned no incentive compensation for this performance objective.
(13)	Mr. Zinderman, Mr. Kotek and Mr. Sameš achieved 92%, 96% and 93% of their targets of $75.7 million, NIS 643.7 million and $160.0 million, respectively, above the 70% threshold. Therefore, they earned prorated incentive compensation for this performance objective.
(14)	Mr. Segev achieved a score of 85% on his functional objectives, above the 70% threshold. Therefore, he earned prorated incentive compensation for this performance objective.
(15)	Mr. Gerlitz, Mr. Segev, Mr. Zinderman, Mr. Kotek and Mr. Sameš achieved weighted average scores across their MBOs and PPOs of 90%, 97%, 60%, 70% and 69%, respectively. Therefore, they earned prorated incentive compensation for this performance objective with respect to the MBO and PPO elements which exceeded the threshold of 40%.

The Compensation Committee did not use discretion in determining any 2010 annual cash incentive plan earnings.

2011 Performance Objectives

Executive officer cash incentive compensation targets and performance objectives for 2011 have been established by the Compensation Committee. Performance objectives and associated weights for our chief executive officer and chief financial officer for 2011 are summarized as follows:

Performance objective	Chief Executive Officer	Chief Financial Officer
Non-GAAP EBITDA of the company	30%	20%
Cash collections of the company	—	20%
Book-to-bill ratio of the company	15%	—
Revenues of the company	10%	10%
Non-GAAP earnings per share of the company	5%	10%
Functional objectives for non-P&L responsibilities	—	15%
MBOs and PPOs	40%	25%

Performance objectives and associated weights for our other executive officers for 2011 are summarized as follows:

Performance objective	Executive officers with P&L responsibilities	Executive officers with non-P&L duties
Non-GAAP operating margin of the executive officer’s business unit	20 – 30%	—
Book-to-bill ratio of the executive officer’s business unit	15 – 20%	—
Revenues of the executive officer’s business unit	10 – 20%	—
Revenues of the company	15%	15%
Non-GAAP EBITDA of the company	10%	25%
Cash collections of the executive officer’s business unit	0 – 10%	—
Functional objectives for non-P&L responsibilities	—	40 – 45%
MBOs and PPOs	10 – 20%	15 – 20%

We followed the same methodology in determining each executive officer’s numerical performance targets this year as in prior years. The same rules for payments against performance objectives apply as for 2010, except that the Compensation Committee has determined that 2011 cash incentive compensation payments will be at the discretion of the Compensation Committee in the event that 2011 EBITDA of the company is less than 80% of the internal target or 2011 revenues of the company are less than 90% of the internal target. At this time, we have no reason to believe that the 2011 cash incentive compensation targets will not be met.

For more information on the target annual cash incentive compensation for each named executive officer, aggregated across all performance objectives for that named executive officer, please refer to “Employment Arrangements” on page 21.

Bonus Awards

In addition to the annual cash incentive awards described above, we may also pay discretionary cash bonuses to executive officers and other employees from time to time, based on exceptional performance or based on achievement of significant performance objectives that were not anticipated at the time that our annual cash incentive compensation awards were granted.

No discretionary bonuses were paid to our named executive officers in 2010.

Stock Incentive Awards

We periodically grant stock option awards and RSU awards to executives, managers and other senior employees. We may also grant restricted stock awards, but we have not done so to date. In addition, we may grant options, restricted stock or RSUs in connection with an executive’s hiring or assumption of a new position. The size of each individual stock incentive grant is based on the position and performance of the employee receiving the grant. All stock incentive grants are approved by the Compensation Committee.

Before 2007, the stock options we granted vested based solely on continuing service requirements. In 2007 and 2010, we granted certain stock options that linked vesting with performance criteria. We first granted RSUs in 2008. Our policy for equity compensation awards is more fully described in “Policies with Respect to Equity Compensation Awards” on page 16.

The Compensation Committee determines the size of the equity grants to our named executive officers and other executive officers based on each executive’s role and scope of responsibility in the company and his or her level of performance, also taking into account the company’s interest in the retention of key executives on a going forward basis. The Compensation Committee intends for the value of the equity awards to bring each executive officer closer to the relevant benchmark for that executive.

The Compensation Committee considers the results of compensation survey and benchmarking studies in granting stock incentive awards. As described in “Compensation Benchmarking and Peer Group” on page 15, the results of the November 2008 and February 2010 compensation survey and benchmarking analyses showed that, without equity grants, the compensation of the company’s executive officers was below the median for our peer companies.

On March 11, 2010, we granted options to purchase 400,000 and 200,000 shares of our common stock to Mr. Gerlitz and Mr. Segev, respectively, at an exercise price of NIS 23.42, the closing price of our common stock on the Tel Aviv Stock Exchange on the grant date, or approximately $6.28 as of the grant date. Half of the options will vest and become exercisable in three equal installments on each of March 11, 2011, March 11, 2012 and March 11, 2013. The other half of the options will vest in three equal installments on each of March 11, 2011, March 11, 2012 and March 11, 2013, but will only become exercisable if the closing price of our common stock is $10.00 or more for at least 10 consecutive business days on or before March 11, 2013, otherwise they will be forfeited on March 11, 2013. To the extent not exercised or forfeited, the options will expire on March 11, 2017.

On June 1, 2010, in connection with his hiring, we granted 22,500 RSUs and options to purchase 77,500 shares of our common stock to Mr. Sameš. The options were granted at an exercise price of $5.10, the closing price of our common stock on the Nasdaq Global Market on the grant date. The options and RSUs will vest and become exercisable with respect to one half of the underlying shares on June 1, 2012, with respect to one quarter of the underlying shares on June 1, 2013 and with respect to the remaining underlying shares on June 1, 2014. To the extent not exercised, the options will expire on June 1, 2017.

On June 28, 2010, we granted 20,000 RSUs and options to purchase 50,000 shares of our common stock to each of Mr. Zinderman and Mr. Kotek. The options were granted at an exercise price of $4.35, the closing price of our common stock on the Nasdaq Global Market on the grant date. The options and RSUs will vest and become exercisable with respect to one third of the underlying shares on June 28, 2011, with respect to one third of the underlying shares on June 28, 2012 and with respect to the remaining underlying shares on June 28, 2013. To the extent not exercised, the options will expire on June 28, 2017.

Pension Plans

We do not offer a defined benefit pension plan. In each country where we operate, we participate in the pension plan required by local regulatory authorities or dictated by customary norms, such as the Social Security program in the United States, the Severance Pay Law in Israel and the Provident Fund in India. These benefits are provided to all employees within each jurisdiction.

Other Elements of Compensation and Perquisites

In addition to the compensation elements previously described, we provide certain additional benefits to our employees. The following table generally illustrates the benefits we do and do not provide and identifies those employees who may be eligible to receive them.

Benefit Plan(1)	Executive Officers	Managers	Full-time Employees
Health insurance(1)	✓	✓	✓
Life/disability insurance(1)	✓	✓	✓
Defined contribution pension plan(2)	✓	✓	✓
Manager’s insurance(3)	✓	✓	✓
Advanced study fund(3)	✓	✓	✓
Defined benefit pension plan	×	×	×
Employee stock ownership plan	×	×	×
Supplemental early retirement plan	×	×	×

✓  Offered    ×  Not Offered

(1)	Coverage levels and policy details vary by country as a result of local laws and customs.
(2)	Availability and parameters of supplemental defined contribution pension plans vary by country due to local regulations and norms. An example of such a plan is a 401(k) retirement plan in the United States.
(3)	Manager’s insurance and advanced study funds are customary benefits provided to all employees based in Israel (other than those in very junior positions). Manager’s insurance is a combination of severance savings (as required by Israeli law), defined contribution tax-qualified pension savings, and disability insurance premiums. An advanced study fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

We also provide certain perquisites to our executive officers and selected managers. The following table generally illustrates the perquisites we do and do not provide and identifies those employees who may be eligible to receive them.

Perquisite	Certain Executive Officers	Certain Managers	Full-time Employees
Automobile allowance or company car(1)	✓	✓	(1)
Financial and tax planning services	×	×	×
Country club memberships	×	×	×
Dwellings for personal use(2)	×	×	×
Security services	×	×	×
Driver services	×	×	×
Loan forgiveness	×	×	×

✓  Offered    ×  Not Offered

(1)	We provide car allowances or company cars only to a small number of executives, except in Israel, where it is customary to provide a company car for employees at senior levels and above.
(2)	We do not provide dwellings for personal use other than temporary housing during job relocation.

Compensation Benchmarking and Peer Group

The Compensation Committee periodically compares base salary and incentive compensation programs for our executive officers with those of other leading IT services companies and other industrial companies to ensure that they are appropriate to our objectives, in the context of each executive officer’s individual performance and the overall performance of Ness. The Compensation Committee also considers broader industry information that it judges to be appropriate, including country-specific information.

Through 2008, the Compensation Committee performed compensation market comparisons on an informal and ad hoc basis, including reviewing publicly available industry compensation data to obtain a general understanding of current compensation practices. These informal comparisons and survey activities did not involve a fixed set of peer companies, analysis of the compensation of named executive officers to percentile results from a broad compensation survey, or the use of benchmarking results to base, justify or provide a framework for compensation decisions.

In November 2008, in anticipation of annual compensation adjustments for 2009, the Compensation Committee received the results of its first formal compensation survey and benchmarking analysis. The analysis, which was performed by Frederic W. Cook & Co., Inc., a leading independent compensation consulting firm, compared the base salaries, target cash compensation and target total direct compensation of our named executives and other executive officers to the projected 2009 compensation of executive officers in three survey populations.

The first comparison was to a survey population of 14 companies in the IT services industry of approximately our size in annual revenues (“our peer companies”), using compensation data collected by Frederic W. Cook & Co., Inc. The companies surveyed were Acxiom Corporation; Analysts International Corporation; CIBER, Inc.; Computer Task Group; Gartner, Inc.; iGate Corporation; Lionbridge Technologies, Inc.; ManTech International Corporation; MAXIMUS, Inc.; NCI Information Systems, Inc.; PFSweb, Inc.; Sapient Corporation; SI International; and SRA International, Inc. The other two comparisons were to third-party compensation survey data available to Frederic W. Cook & Co., Inc., one covering the technology sector and a second covering a broad sample of U.S.-based industries.

In February 2010, the Compensation Committee retained Frederic W. Cook & Co., Inc. to update its November 2008 survey, specifically pertaining to CEO and CFO compensation. The updated survey results were used by the Compensation Committee in the determination of 2010 salary increases, non-equity incentive plan compensation awards, RSU awards and stock option awards for our executive officers.

The analyses found that the base salaries of our named executive officers and all executive officers were below the median for the surveyed groups, target cash compensation was close to the median for the surveyed groups, and target total direct compensation was slightly above the median for the surveyed groups. The Compensation Committee intends for target total direct compensation for each executive officer to be at approximately the 60th percentile of relevant benchmark results. The Compensation Committee has determined that this level of compensation strikes the correct balance between controlling costs, appropriately motivating executives to achieve defined company and personal objectives and supporting our interest in the retention of key executives on a going forward basis.

Compensation of the Chief Executive Officer

The compensation of our chief executive officer is determined periodically by the Compensation Committee, taking into account the terms of his existing employment agreement. The chief executive officer does not participate in any decisions regarding his own compensation.

The 2010 compensation of our chief executive officer, Mr. Gerlitz, was based on a variety of factors including the terms of his existing employment agreement, our contractual obligations, a comparison of the compensation of the chief executive officers of our peer companies and Mr. Gerlitz’s involvement in leading us toward the achievement of our business objectives, including the achievement of specific goals set for Mr. Gerlitz by our board of directors. See the preceding sections on elements of compensation for more information.

The Compensation Committee believes that the compensation of the chief executive officer, including compensation derived from annual cash incentives, bonuses and stock incentive awards, is within the range of compensation paid to comparable industry executives.

Policies with Respect to Equity Compensation Awards

We periodically grant stock incentive awards, including stock options and RSUs, to executives, managers or other senior employees. Typically stock incentive awards are granted for all eligible employees on the same date. We may also grant stock incentive awards in connection with an executive’s hiring or assumption of a new position. The grant date in these situations will vary throughout the year as a consequence of different hiring or promotion dates.

The size of each individual stock incentive award is based on the position and performance of the employee receiving the award. Options may be granted under any of several active stock incentive plans, some containing provisions specific to Israeli employees, others designed for United States and other employees. We may also grant restricted stock or RSUs under our Amended and Restated 2007 Stock Incentive Plan. All stock incentive awards are determined by or approved by the Compensation Committee.

Stock options provide for potential appreciation in stock price from the date that the option is granted to the date that the option is exercised. Options are granted at or above the fair market value on the grant date, and the grant dates are not selected or manipulated to achieve favorable exercise prices. Under some of our stockholder-approved stock incentive plans, we may grant stock options at a discount to fair market value, although we have not exercised this right. We do not grant stock options with a so-called “reload” feature, nor do we loan funds to employees to enable them to exercise stock options. Our long-term performance ultimately determines the value of stock options, since gains from stock option exercises are entirely dependent on the long-term appreciation of our stock price.

Generally, stock options vest based on continuing service requirements, rather than upon the achievement of performance goals. Typically our stock option awards vest in three equal parts over three years, although we have granted stock options with varying vesting schedules from time to time. In 2005, we granted certain stock options that were fully vested at the time of the grant. In 2007 and 2010, we granted certain stock options that include performance-based vesting criteria.

RSUs are an alternate form of deferred compensation and retention mechanism for key employees. RSUs provide recipients with value to the extent of the price of the underlying shares of our common stock at their dates of vesting, and they provide for potential additional value upon the subsequent appreciation of our stock.

Generally, RSUs vest based on continuing service requirements. Recently issued RSU awards vest in three equal parts over three years, although we have granted RSUs with varying vesting schedules from time to time. Future grants of RSUs may have different vesting schedules.

We do not require a holding period for stock options, restricted shares or restricted share units granted to executive officers, beyond the applicable vesting periods, and the Compensation Committee sets vesting periods with this in mind. The shortest period for full vesting of equity compensation awards granted to executive officers in the last four years has been 36 months, and equity compensation awards have also been granted to executive officers with 48-month vesting periods.

We do not have minimum stock ownership guidelines for our CEO or directors.

Employment Agreements

It is our policy to have written employment agreements with all our employees. These agreements set forth the terms under which each employee is employed, including position, duties, term of employment, compensation, ownership of developments, the employee’s obligations to us and our obligations to the employee. Employee obligations generally include non-disclosure of confidential information, non-solicitation of other employees, non-competition and sufficient notice of intent to resign or to refuse to renew the employment agreement. Our obligations generally provide for notice, or pay in lieu of notice, in case of termination other than for cause.

For executive officers and certain managers, the employment agreements may also contain provisions regarding stock incentive awards, perquisites, extended termination notice periods and severance payments following change-of-control events or constructive termination. Furthermore, our stock incentive plans permit our board of directors to accelerate the vesting of previously-granted but unvested stock options, restricted stock and RSUs in connection with a change-of-control event.

We have filed our employment agreements with our named executive officers and our stock incentive plans with the SEC.

Clawback Policy

Effective January 1, 2011, we adopted an “Executive Incentive-based Compensation Recoupment Policy,” or clawback policy. The policy, which was approved by the Compensation Committee on March 14, 2011, requires the return of equity-based incentive compensation, non-equity-based incentive compensation and bonus compensation in the event that we restate our financial results due to material non-compliance with United States Generally Accepted Accounting Principles (“GAAP”) financial reporting requirements or federal securities laws.

The compensation recoupment period is the three years preceding the date on which we are required to prepare the accounting restatement. The compensation subject to recoupment is the amount in excess of what would have been due and payable to the employee under the restated financial results. Subsequent changes in employee status, including retirement or termination of employment, do not reduce our right to recoup compensation under the policy.

Effective January 1, 2011, employees, including all executive officers, who participate in incentive compensation plans must countersign the incentive compensation plans, which reference the clawback policy.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the preceding “Compensation Discussion and Analysis” beginning on page 8 of this report. Based on the review and discussion, the Compensation Committee has recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Stock Option and Compensation Committee

Morris Wolfson, Chairperson
P. Howard Edelstein
Dan S. Suesskind

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Edelstein, Mr. Suesskind and Mr. Wolfson. None of such directors was a party to any transaction with Ness that requires disclosure under Items 404 or 407(e)(4)(iii) of Regulation S-K.

Relationship between Overall Compensation and Risk

The Compensation Committee has reviewed our compensation policies and practices and concluded that they are not reasonably likely to motivate imprudent risk taking. In this regard, we note that our compensation plans are a blend of short-term base salary, medium-term annual cash incentive plans and long-term stock incentive awards, with a significant skew toward medium- and long-term incentives at higher executive levels. Our compensation policies are more fully described in “Elements of Compensation” on page 8.

The Compensation Committee evaluated our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. In particular:

•	our annual cash incentive plans are based on balanced performance metrics that promote disciplined progress towards longer-term company goals;
•	we do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term company value;
•	our compensation programs are weighted towards offering long-term incentives that reward sustainable performance, especially when considering equity award vesting requirements;
•	our compensation awards are capped at reasonable and sustainable levels, as determined by a review of the company’s economic position and prospects, as well as the compensation offered by our peer companies;
•	we have in place a clawback policy that requires the return of certain equity-based incentive compensation, non-equity-based incentive compensation and bonus compensation in the event that we restate our financial results due to material non-compliance with GAAP financial reporting requirements or federal securities laws;
•	we do not have business units which carry a significantly higher risk profile than the company generally;
•	our compensation policies are consistent across all business units of the company; and
•	the performance metrics, leverage, and time horizon of our compensation policies and practices match our growth and return performance, volatility and leverage, and the time horizon of our investments.

The Compensation Committee, as required by its charter, monitors our compensation policies on an ongoing basis, including determining whether our risk management objectives are being met with respect to employee compensation incentives.

Compensation of Directors and Executive Officers

Summary Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our chief financial officer and our other three most highly compensated executive officers for each of the last three years. We refer to these executive officers as the “named executive officers.”

This compensation is earned in the relevant local currency for each officer, with the exception of option awards for officers who reside in countries where our stock does not trade on local stock markets, restricted stock awards and RSUs, which are valued in dollars. The relevant local currency for Messrs. Gerlitz, Segev, Zinderman and Kotek was NIS, and for Mr. Sameš was CZK, for the periods presented. All non-dollar amounts presented were converted from these currencies to dollars using the average exchange rates of each respective year, except for bonus payments, option awards and non-equity incentive plan compensation amounts, which were converted using the following exchange rate dates: for bonus payments, the payment dates; for option awards, the grant dates; for 2009 non-equity incentive plan compensation amounts, the average exchange rates of the first quarter of 2010, during which period the amounts were determined and paid; and, for 2010 non-equity incentive plan compensation amounts, March 14, 2011, the date on which the Compensation Committee approved the payments under the plans.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Sachi Gerlitz President and Chief Executive Officer	2010	517,313	—	—	1,013,928	279,566	—	102,930	1,913,737
	2009	423,177	—	—	—	168,675	—	87,398	679,250
	2008	461,382	—	215,175	678,160	264,118	—	92,776	1,711,611
Ofer Segev Chief Financial Officer and EVP	2010	288,229	—	—	506,964	227,079	—	68,119	1,090,391
	2009	264,691	—	—	—	134,518	—	63,830	463,039
	2008	284,374	—	124,575	129,964	198,088	—	68,844	805,845

Michael Zinderman President, Technologies and Systems Group	2010	300,948	—	87,000	89,589	221,696	—	78,963	778,196
	2009	275,365	—	—	—	167,744	—	68,211	511,320
	2008	282,688	—	101,925	107,869	252,295	—	103,246	848,023

Effi Kotek(1) President, Ness Israel	2010	267,477	—	87,000	89,589	192,910	—	74,854	711,830
	2009	244,595	—	—	—	105,627	—	68,265	418,487
Milan Sameš(2) President, Ness CEE	2010	183,725	—	114,750	166,012	120,625	—	39,352	624,464

(1)	Mr. Kotek was promoted to the position of president, Ness Israel on September 1, 2008, and he first qualified as a named executive officer in 2009.
(2)	Mr. Sameš assumed the position of president, Ness CEE on June 1, 2010.
(3)	Aggregate grant date fair values of stock awards are computed in accordance with accounting guidance, by multiplying the number of shares in each award by the closing price of our common stock on the Nasdaq Global Market on the grant date.
(4)	Aggregate grant date fair values of option awards are computed in accordance with accounting guidance. For assumptions used in determining the fair value of option awards, see note 2n (“Accounting for stock-based compensation”) to our 2010 Consolidated Financial Statements, as filed with the SEC on Form 10-K on March 4, 2011.
(5)	Includes the items identified below:

All Other Compensation	Year	Mr. Gerlitz ($)	Mr. Segev ($)	Mr. Zinderman ($)	Mr. Kotek ($)	Mr. Sameš ($)
Pay-out of unused vacation days	2010	—	—	2,285	—	—
	2009	—	—	—	—	N/A
	2008	—	—	29,972	N/A	N/A
Personal use of company car(i)	2010	15,343	8,189	12,150	9,581	7,682
	2009	12,635	8,613	11,355	9,253	N/A
	2008	12,924	9,737	12,966	N/A	N/A
Personal use of company cell phone(ii)	2010	3,393	969	2,873	1,464	1,203
	2009	3,413	1,092	2,480	2,005	N/A
	2008	5,142	1,358	2,349	N/A	N/A

Contributions to manager’s insurance	2010	5,311	13,262	8,575	7,727	—
(retirement)	2009	4,858	12,448	7,931	7,276	N/A
	2008	5,135	13,465	11,636	N/A	N/A

All Other Compensation	Year	Mr. Gerlitz ($)	Mr. Segev ($)	Mr. Zinderman ($)	Mr. Kotek ($)	Mr. Sameš ($)
Contributions to manager’s insurance	2010	38,978	22,095	22,701	20,658	—
(severance)	2009	31,949	20,589	20,675	18,916	N/A
	2008	34,802	22,442	19,394	N/A	N/A
Contributions to advanced study fund	2010	3,787	3,787	3,787	3,787	—
	2009	3,605	3,605	3,605	3,605	N/A
	2008	3,943	3,943	3,943	N/A	N/A
Premiums for health insurance	2010	87	87	380	87	10,126
	2009	93	93	364	93	N/A
	2008	164	164	452	N/A	N/A
Premiums for disability insurance	2010	10,766	1,193	1,216	7,022	—
	2009	9,588	1,017	731	6,479	N/A
	2008	10,390	1,176	1,604	N/A	N/A
Recreational allowance	2010	658	564	1,222	752	—
	2009	520	520	1,127	693	N/A
	2008	554	461	1,200	N/A	N/A
Contributions to a pension plan	2010	—	—	—	—	20,341
	2009	—	—	—	—	N/A
	2008	—	—	—	N/A	N/A
Tax gross-up for imputed income from use of a company car*	2010	22,246	16,618	22,246	22,246	—
	2009	18,568	14,600	18,568	18,568	N/A
	2008	17,460	14,300	17,842	N/A	N/A
Tax gross-up for imputed income from meal allowances*	2010	573	428	573	573	—
	2009	479	376	479	479	N/A
	2008	358	293	366	N/A	N/A
Tax gross-up for imputed income related to a holiday gift*	2010	115	86	115	115	—
	2009	96	75	96	96	N/A
	2008	90	73	91	N/A	N/A
All other perquisites*	2010	1,675	842	842	842	—
	2009	1,594	802	802	802	N/A
	2008	1,814	1,430	1,430	N/A	N/A

*	Indicates a perquisite
(i)	Assumes that the company car was used for personal use 30% of the time.
(ii)	Assumes that the cell phone was used for personal use 30% of the time.

Grants of Plan-Based Awards

The following table sets forth certain information regarding non-equity incentive plan, stock and stock option grants made to the named executive officers during the year ended December 31, 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)		Grant- Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sachi Gerlitz	11-Mar-10	125,000	343,072	754,757	—	—	—	—	—	—		—
Ofer Segev	22-Feb-10	20,393	254,912	662,772	—	—	—	—	—	—		—
Michael Zinderman	22-Feb-10	25,491	212,427	573,553	—	—	—	—	—	—		—
Effi Kotek	22-Feb-10	14,870	185,874	483,271	—	—	—	—	—	—		—
Milan Sameš	1-Feb-10	21,352	266,894	693,925	—	—	—	—	—	—		—
Michael Zinderman	28-Jun-10	—	—	—	—	—	—	20,000	—	N/A		87,000
Effi Kotek	28-Jun-10	—	—	—	—	—	—	20,000	—	N/A		87,000
Milan Sameš	1-Jun-10	—	—	—	—	—	—	22,500	—	N/A		114,750
Sachi Gerlitz	11-Mar-10	—	—	—	—	—	—	—	200,000	6.28	(2)	506,964
	11-Mar-10	—	—	—	—	—	—	—	200,000	6.28	(2)	506,964
Ofer Segev	11-Mar-10	—	—	—	—	—	—	—	100,000	6.28	(2)	253,482
	11-Mar-10	—	—	—	—	—	—	—	100,000	6.28	(2)	253,482
Michael Zinderman	28-Jun-10	—	—	—	—	—	—	—	50,000	4.35		89,589
Effi Kotek	28-Jun-10	—	—	—	—	—	—	—	50,000	4.35		89,589
Milan Sameš	1-Jun-10	—	—	—	—	—	—	—	77,500	5.10		166,012

(1)	“Target” payouts assume 100% achievement of each performance objective for each non-equity incentive plan grant; “Threshold” payouts assume achievement of the specified threshold percentage for each quantitative performance objective, and 40% achievement for each non-quantitative performance objective; “Maximum” assumes the theoretical 2010 incentive payment cap, or 300%, of each quantitative performance target and 100% achievement of each non-quantitative performance objective. Potential payouts under non-equity incentive plan awards for 2010 are more fully described in “Annual Cash Incentive Compensation” on page 9. The threshold payout for Mr. Gerlitz is as specified in his employment contract. Threshold, target and maximum payouts denominated in currencies other than dollars were converted to dollars using exchange rates on the respective grant dates.
(2)	The options were granted with an exercise price per share of NIS 23.42, the closing price of our common stock on the Tel Aviv Stock Exchange on the grant date, or approximately $6.28 using the dollar-to-NIS exchange rate of the grant date.

Employment Arrangements

We enter into written employment agreements with our executive officers outlining the terms of their employment at Ness, including compensation parameters. The material terms of our employment agreements with our named executive officers are described below, including their current salaries and annual cash incentive compensation targets. For more detail on how annual cash incentive compensation is awarded, see “Annual Cash Incentive Compensation” on page 9.

Sachi Gerlitz

On March 12, 2007, we entered into an employment agreement with Issachar (Sachi) Gerlitz. Mr. Gerlitz began his employment on January 8, 2007 and on March 16, 2007 he assumed the role of president and chief executive officer. The current term of the agreement expires on December 31, 2011, but is automatically extended for successive one-year periods, unless terminated by either party upon written notice no later than six months prior to the expiration of the then-existing term. Mr. Gerlitz’s compensation is denominated in NIS. His annual base salary for 2011, which was approved by the Compensation Committee, is approximately $515,107, and the Compensation Committee also granted him an annual cash incentive award for 2011 with a target of approximately $367,710, based on the achievement of certain goals relating to the performance of the company, using the dollar-to-NIS exchange rate of March 31, 2011, except that the terms of his employment agreement provide that Mr. Gerlitz’s annual cash incentive payment may not be less than $125,000. We may terminate the agreement by providing Mr. Gerlitz with twelve months of prior written notice, and Mr. Gerlitz may terminate the agreement by providing us with six months of prior written notice. However, we may terminate Mr. Gerlitz for cause immediately if he is convicted of committing a felony. Except for termination by us for serious misconduct, Mr. Gerlitz will be entitled to all amounts deposited in his favor in pension funds, including payments made for severance pay. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Gerlitz’s employment and for one year thereafter.

Ofer Segev

On March 12, 2007, we entered into an employment agreement with Ofer Segev. Mr. Segev began his employment on March 1, 2007 and on April 1, 2007 he assumed the role of chief financial officer and executive vice president. The current term of the agreement expires on December 31, 2011, but is automatically extended for successive one-year periods, unless terminated by either party upon written notice no later than six months prior to the expiration of the then-existing term. Mr. Segev’s compensation is denominated in NIS. His annual base salary for 2011, which was approved by the Compensation Committee, is approximately $298,725, and the Compensation Committee also granted him an annual cash incentive award for 2011 with a target of approximately $275,783, based on the achievement of certain goals relating to the performance of the company, using the dollar-to-NIS exchange rate of March 31, 2011. We may terminate the agreement by providing Mr. Segev with nine months of prior written notice, and Mr. Segev may terminate the agreement by providing us with six months of prior written notice. However, we may terminate Mr. Segev for cause immediately if he is convicted of committing a felony. Except for termination by us for serious misconduct, Mr. Segev will be entitled to all amounts deposited in his favor in pension funds, including payments made for severance pay. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Segev’s employment and for one year thereafter.

Michael Zinderman

On April 1, 2006, we entered into an employment agreement with Michael Zinderman, effective as of January 1, 2006, and amended on April 1, 2007. The current term of the agreement expires on December 31, 2011, but is automatically extended for successive one year periods unless terminated as described below. Mr. Zinderman’s compensation is denominated in NIS. His annual base salary for 2011, which was approved by the Compensation Committee, is approximately $306,581, and the Compensation Committee also granted him an annual cash incentive award for 2011 with a target of approximately $229,819, based on the achievement of certain goals relating to the performance of his business unit and the company, using the dollar-to-NIS exchange rate of March 31, 2011. We may terminate Mr. Zinderman’s employment by providing twelve months prior notice, and Mr. Zinderman may terminate his employment by providing us with twelve months prior notice. In either event, Mr. Zinderman will be entitled to all amounts deposited in his favor in pension funds, including payments made for severance pay. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Zinderman’s employment and for one year thereafter.

Effi Kotek

On March 11, 2010, we entered into an employment agreement with Effi Kotek, replacing a previous employment contract with him. Mr. Kotek is employed on an at-will basis. Mr. Kotek’s compensation is denominated in NIS. His annual base salary for 2011, which was approved by the Compensation Committee, is approximately $273,001, and the Compensation Committee also granted him an annual cash incentive award for 2011 with a target of approximately $201,092, based on the achievement of certain goals relating to the performance of the company, using the dollar-to-NIS exchange rate of March 31, 2011. We may terminate the agreement by providing Mr. Kotek with six months of prior written notice, and Mr. Kotek may terminate the agreement by providing us with six months of prior written notice. However, we may terminate Mr. Kotek for cause immediately if he is convicted of committing a felony. In any of these events, Mr. Kotek will be entitled to all amounts deposited in his favor in pension funds, including payments made for severance pay. The agreement also contains customary assignment of rights, confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions apply during Mr. Kotek’s employment and for one year thereafter.

Milan Sameš

On June 1, 2010, we entered into an employment contract with Milan Sameš. Under Czech law, Mr. Sameš may be deemed to be an employee-at-will because his agreement does not specify a term of employment. Mr. Sameš’ compensation is denominated in CZK. His annual base salary for 2011, which was approved by the Compensation Committee, is approximately $347,343, and the Compensation Committee also granted him an annual cash incentive award for 2011 with a target of approximately $289,452, based on the dollar to CZK exchange rate of March 31, 2011. Either party may terminate the agreement within the first year of the contract by giving three calendar months prior written notice to the other party, and thereafter by giving six calendar months prior written notice. We may terminate the agreement immediately if Mr. Sameš is convicted of certain criminal offenses or if he commits a gross breach of the agreement, and Mr. Sameš may terminate the agreement immediately if we fail to pay him timely. Mr. Sameš is entitled to severance pay of 3 months if his job is eliminated or if we close our Czech operations, and he is entitled to 12 months of severance in the case that he is medically unable to work due to a work-related injury. The agreement also contains customary assignment of rights, confidentiality and non-competition provisions. The non-competition provisions apply during Mr. Sameš’ employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2010.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sachi Gerlitz	250,000	—	(1)	—	13.00	31-Dec-11	—		—	—	—
	300,000	—	(2)	—	12.00	3-Feb-13	—		—	—	—
	71,250	71,250	(3)	—	4.53	8-Dec-15	—		—	—	—
	—	—		—	—	—	23,750	(4)	141,075	—	—
	—	200,000	(5)	—	6.60	11-Mar-17	—		—	—	—
	—	200,000	(6)	—	6.60	11-Mar-17	—		—	—	—
Ofer Segev	100,000	—	(1)	—	13.00	31-Dec-11	—		—	—	—
	50,000	—	(7)	—	12.00	27-Aug-12	—		—	—	—
	41,250	41,250	(3)	—	4.53	8-Dec-15	—		—	—	—
	—	—		—	—	—	13,750	(4)	81,675	—	—
	—	100,000	(5)	—	6.60	11-Mar-17	—		—	—	—
	—	100,000	(6)	—	6.60	11-Mar-17	—		—	—	—
Michael Zinderman	100,000	—	(7)	—	12.00	27-Aug-12	—		—	—	—
	33,750	33,750	(3)	—	4.53	8-Dec-15	—		—	—	—
	—	—		—	—	—	11,250	(4)	66,825	—	—
	—	50,000	(8)	—	4.35	28-Jun-17	—		—	—	—
	—	—		—	—	—	20,000	(9)	118,800	—	—

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Effi Kotek	20,000	—	(7)	—	12.00	27-Aug-12	—		—	—	—
	53,333	26,667	(10)	—	12.46	31-Aug-13	—		—	—	—
	33,750	33,750	(3)	—	4.53	8-Dec-15	—		—	—	—
	—	—		—	—	—	11,250	(4)	66,825	—	—
	—	50,000	(8)	—	4.35	28-Jun-17	—		—	—	—
	—	—		—	—	—	20,000	(9)	118,800	—	—
Milan Sameš	—	77,500	(11)	—	5.10	1-Jun-17	—		—	—	—
	—	—		—	—	—	22,500	(12)	133,650	—	—

(1)	These options were granted on March 16, 2007. One third of the options vested on March 16, 2008, one third vested on March 16, 2009 and the remainder vested on March 16, 2010.
(2)	These options were granted on February 4, 2008. One third of the options vested on March 16, 2008, one third vested on March 16, 2009 and the remainder vested on March 16, 2010.
(3)	These options were granted on December 8, 2008. One half of the options vested on December 8, 2010, one quarter will vest on December 8, 2011 and the remainder will vest on December 8, 2012.
(4)	These RSUs were granted on December 8, 2008. One half of the RSUs vested on December 8, 2010, one quarter will vest on December 8, 2011 and the remainder will vest on December 8, 2012.
(5)	These options were granted on March 11, 2010. The options were granted with an exercise price per share of NIS 23.42, or approximately $6.60 using the dollar-to-NIS exchange rate of December 31, 2010. One third of the options vested on March 11, 2011, one third will vest on March 11, 2012 and the remainder will vest on March 11, 2013.
(6)	These options were granted on March 11, 2010. The options were granted with an exercise price per share of NIS 23.42, or approximately $6.60 using the dollar-to-NIS exchange rate of December 31, 2010. One third of the options vested on March 11, 2011, one third will vest on March 11, 2012 and the remainder will vest on March 11, 2013. These options will only become exercisable if the closing price of our common stock is $10.00 or more for at least 10 consecutive business days on or before March 11, 2013, otherwise they will be forfeited on March 11, 2013.
(7)	These options were granted on August 28, 2007. One third of the options vested on August 28, 2008, one third vested August 28, 2009 and the remainder vested on August 28, 2010.
(8)	The options were granted on June 28, 2010. One third of the options will vest on June 28, 2011, one third will vest on June 28, 2012 and the remainder will vest on June 28, 2013.
(9)	The RSUs were granted on June 28, 2010. One third of the RSUs will vest on June 28, 2011, one third will vest on June 28, 2012 and the remainder will vest on June 28, 2013.
(10)	These options were granted on September 1, 2008. One third of the options vested on September 1, 2009, one third vested on September 1, 2010 and the remainder will vest on September 1, 2011.
(11)	The options were granted on June 1, 2010. One half of the options will vest on June 1, 2012, one quarter will vest on June 1, 2013 and the remainder will vest on June 1, 2014.
(12)	The RSUs were granted on June 1, 2010. One half of the RSUs will vest on June 1, 2012, one quarter will vest on June 1, 2013 and the remainder will vest on June 1, 2014.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised and stock awards vested for our named executive officers during the fiscal year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sachi Gerlitz	—	—	23,750	108,775
Ofer Segev	—	—	13,750	62,975
Michael Zinderman	—	—	11,250	51,525
Effi Kotek	—	—	11,250	51,525

Pension Benefits

We do not provide a defined benefit pension plan for our employees.

Nonqualified Deferred Compensation

None of our named executive officers participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2010.

Potential Payments upon Termination or Change-in-Control

The following table provides sets forth information regarding the estimated payments that each named executive officer would receive upon a termination or change in control of the company, assuming that the triggering event occurred on December 31, 2010. All such payments would be paid in a lump sum, except as noted.

Type of Event	Voluntary Resignation	Termination for Cause	Termination Not for Cause	Constructive Termination	Retirement	Death	Disability	Change in Control of the Company
Sachi Gerlitz
Accumulated and unused leave	112,150	112,150	112,150	112,150	112,150	112,150	112,150	112,150
Severance payment, paid over time(1)	301,897	—	603,793	603,793	603,793	—	603,793	603,793
Pension plan payments(2)	166,168	—	166,168	166,168	166,168	166,168	166,168	166,168
Pro-rata annual cash incentive payment	171,536	—	343,072	343,072	343,072	343,072	343,072	343,072
Value of accelerated options	—	—	—	—	—	—	—	—
Ofer Segev
Accumulated and unused leave	23,008	23,008	23,008	23,008	23,008	23,008	23,008	23,008
Severance payment, paid over time(1)	179,290	—	268,936	268,936	268,936	—	268,936	268,936
Pension plan payments(2)	82,949	—	82,949	82,949	82,949	82,949	82,949	82,949
Pro-rata annual cash incentive payment	127,456	—	191,184	191,184	191,184	191,184	191,184	191,184
Value of accelerated options	—	—	—	—	—	—	—	—

Type of Event	Voluntary Resignation	Termination for Cause	Termination Not for Cause	Constructive Termination	Retirement	Death	Disability	Change in Control of the Company
Michael Zinderman
Accumulated and unused leave	78,132	78,132	78,132	78,132	78,132	78,132	78,132	78,132
Severance payment, paid over time(1)	377,067	377,067	377,067	377,067	377,067	—	377,067	377,067
Pension plan payments(2)	734,909	734,909	734,909	734,909	734,909	734,909	734,909	734,909
Pro-rata annual cash incentive payment	212,427	212,427	212,427	212,427	212,427	212,427	212,427	212,427
Effi Kotek
Accumulated and unused leave	28,020	28,020	28,020	28,020	28,020	28,020	28,020	28,020
Severance payment, paid over time(1)	170,152	—	170,152	170,152	170,152	—	170,152	170,152
Pension plan payments(2)	264,500	—	264,500	264,500	264,500	264,500	264,500	264,500
Pro-rata annual cash incentive payment	92,937	—	92,937	92,937	92,937	92,937	92,937	92,937
Milan Sameš
Accumulated and unused leave	8,888	8,888	8,888	8,888	8,888	8,888	8,888	8,888
Severance payment, paid over time(1)	89,833	—	89,833	89,833	89,833	—	89,833	89,833
Pro-rata annual cash incentive payment	66,724	—	66,724	66,724	66,724	66,724	66,724	66,724

(1)	Computed as the sum of salary, benefits and perquisites that the executive would have received had he remained in his position through the end of his severance period, to be paid via the company’s payroll process through said date. These benefits and perquisites would be, to the best of our ability to currently estimate, in proportion to the benefits and perquisites described in the footnote to the “All Other Compensation” column of the Summary Compensation Table for the executive.
(2)	Represents deposits to pension programs earmarked as retirement pay and severance pay.

The following table provides sets forth information regarding the continuing obligations that each named executive officer would have upon a termination or change in control of the company.

Type of Event	Mr. Gerlitz	Mr. Segev	Mr. Zinderman	Mr. Kotek	Mr. Sameš
Term of certain obligations from event date:
Confidentiality obligation	3 years	3 years	Unlimited	Unlimited	Unlimited
Non-compete obligation	1 year	1 year	1 year	1 year	None
Non-solicitation obligation	1 year	1 year	1 year	1 year	Not stated
Non-disparagement obligation	Not stated	Not stated	Not stated	Not stated	Not stated

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on our board of directors during the year ended December 31, 2010. Directors who are employees are not compensated for their services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Ajit Bhushan	—	—	—	—	—	—	—
Dr. Satyam Cherukuri	67,000	53,341	—	—	—	—	120,341
P. Howard Edelstein	67,875	53,341	—	—	—	—	121,216
Gabriel Eichler	52,500	53,341	—	—	—	—	105,841
Aharon Fogel(2)	—	—	—	—	—	258,164	258,164
Dan S. Suesskind	67,375	53,341	—	—	—	—	120,716
Morris Wolfson	68,750	53,341	—	—	—	—	122,091

(1)	For Mr. Fogel, consists of $256,531 in compensation for advisory services, $964 in personal use of a company cell phone and $669 in perquisites. Mr. Fogel did not receive an annual retainer or board meeting fees.
(2)	Mr. Fogel retired from his positions as director and chairman on January 31, 2011. Pursuant to his agreement with the Company, dated as of August 1, 2009, Mr. Fogel will continue to provide advisory services to the Company for twelve months.

Each of our independent directors other than Mr. Bhushan receives a $25,000 annual retainer and an annual grant of RSUs valued at $50,000, based on the average closing price for the prior June, with one-year vesting. In addition, each independent director other than Mr. Bhushan receives $7,500 annually for service on our Audit Committee, $5,000 annually for service on our Compensation Committee and $2,500 annually for service on our Nominating and Corporate Governance Committee, $1,750 for each board or committee meeting attended in person, and $1,000 for each board or committee meeting attended via telephone. We may also grant stock options to these directors from time to time, at or above fair market value on the grant date, as an additional performance incentive. All members of our board of directors are eligible for reimbursement for their reasonable expenses incurred in connection with attendance at meetings of the board of directors and its committees.

On July 26, 2010, we granted 10,886 RSUs to each of Dr. Cherukuri, Mr. Edelstein, Mr. Eichler, Mr. Suesskind and Mr. Wolfson. These RSUs will vest with respect to all of the underlying shares on July 26, 2011.

On January 31, 2011, the date Mr. Fogel retired from his positions as director and chairman, we awarded him 24,000 RSUs, vesting monthly in equal installments over twelve months.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock by:

•	each of our directors,
•	each of our named executive officers,
•	all of our directors and executive officers as a group, and
•	each person, or group of affiliated persons, known to us to beneficially own 5% or more of our outstanding common stock as reflected in such person’s filings with the SEC or as otherwise provided to us.

Beneficial ownership of shares is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power. The table includes the number of shares underlying options that are exercisable within 60 days of April 13, 2011. Common stock subject to these options is deemed to be outstanding for the purpose of computing the ownership percentage of the person holding them, but is not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. As of April 13, 2011, 38,142,992 shares of common stock were issued and outstanding.

Unless otherwise indicated, the address for all of the named executive officers, directors and stockholders named below is c/o Ness Technologies, Inc., Ness Tower, Atidim High-Tech Industrial Park, Building 4, Tel Aviv 61580, Israel. Except as otherwise indicated, the beneficial owners named in the table below have sole voting and investment power with respect to all shares of capital stock held by them.

Name	5% Holder	Director	Named Exec.	Shares of Common Stock Beneficially Owned
				Direct	Indirect		Vested Options(1)	Total	% of Class
Citi Venture Capital International(2)	✓			3,657,667	—		—	3,657,667	9.6
Invesco Ltd.(3)	✓			2,902,253	—		—	2,902,253	7.6
Paradigm Capital Management, Inc.(4)	✓			2,473,100	—		—	2,473,100	6.5
Brandywine Global Investment Management, LLC(5)	✓			2,462,763	—		—	2,462,763	6.5
Hotchkis & Wiley Capital Management, LLC(6)	✓			2,145,639	—		—	2,145,639	5.6
Sachi Gerlitz		✓	✓	23,750	—		754,584	778,334	2.0
Ofer Segev			✓	28,750	—		257,916	286,666	*
Michael Zinderman			✓	—	—		133,750	133,750	*
Effi Kotek			✓	—	—		107,083	107,083	*
Milan Sameš			✓	—	—		—	—	*
Ajit Bhushan(7)		✓		—	—		—	—	—
Satyam C. Cherukuri		✓		—	—		43,333	43,333	*
P. Howard Edelstein		✓		—	—		23,333	23,333	*
Gabriel Eichler		✓		—	—		23,333	23,333	*
Dan S. Suesskind		✓		—	—		43,333	43,333	*
Morris Wolfson		✓		—	813,166	(8)	13,333	826,499	2.2
All directors and executive officers as a group (14 persons)(9)				61,889	813,166		1,533,748	2,408,803	6.1

*	Represents less than 1%
(1)	Consists of shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of April 13, 2011.
(2)	Based solely upon a Schedule 13D/A filed with the SEC on September 21, 2009, CVCIGP II Jersey Investment L.P. (“CVCIGP II Jersey”), Citigroup Venture Capital International Investment G.P. Limited (“CVCI GP”), Citigroup Venture Capital International Delaware Corporation (“CVCID”), Citicorp International Finance Corporation (“CIFC”), Citicorp Banking Corporation (“CBC”) and Citigroup Inc. (“Citigroup”) are the beneficial owners of 3,657,667 shares of common stock. These shares are owned directly by CVCIGP II Jersey, and indirectly by CVCI GP (as general partner of CVCIGP II Jersey), CVCID (through its ownership of CVCI GP), CIFC (through its ownership of CVCID), CBC (through its ownership of CIFC) and Citigroup (through its ownership of CBC). Based solely on a Schedule 13F-HR filed with the SEC on February 14, 2011, Citigroup also beneficially owns 597 shares of common stock, which are directly owned by another subsidiary of Citigroup. The principal address of CVCIGP II Jersey and CVCI GP is 26 New Street, St. Helier, Jersey, Channel Islands, JE4 8PP; the principal address of CVCID, CIFC and CBC is One Penn’s Way, New Castle, Delaware 19720; and the principal business address of Citigroup is 399 Park Avenue, New York, New York 10043.
(3)	Based solely on a Schedule 13G filed with the SEC on February 14, 2011, Invesco Ltd. is the beneficial owner of 2,902,253 shares of common stock held by its subsidiaries Invesco Advisers, Inc. and Invesco PowerShares Capital Management. Invesco Advisers, Inc. has sole voting power over 2,856,761 such shares and sole investment power over 2,876,361 such shares, and Invesco PowerShares Capital Management has sole voting and investment power over 25,892 such shares. The address of Invesco Ltd. is 1555 Peachtree Street NE, Atlanta, GA 30309.
(4)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2011, Paradigm Capital Management, Inc. is the beneficial owner of 2,473,100 shares of common stock. The address of Paradigm Capital Management, Inc. is Nine Elk Street, Albany, New York 12207.
(5)	Based solely upon a Schedule 13G/A filed with the SEC on February 11, 2011, Brandywine Global Investment Management, LLC is the beneficial owner of 2,462,763 shares of common stock. Brandywine Global Investment Management, LLC has sole voting power over 2,052,346 such shares and sole investment power over all such shares. The address of Brandywine Global Investment Management, LLC is 2929 Arch Street, 8th Floor, Philadelphia, PA 19104.
(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2011, Hotchkis and Wiley Capital Management, LLC is the beneficial owner of 2,145,639 shares of common stock. Hotchkis and Wiley Capital Management, LLC has sole voting power over 719,600 such shares and sole investment power over all such shares. The address of Hotchkis and Wiley Capital Management, LLC is 725 S. Figueroa Street, 39th Floor, Los Angeles, CA 90017.
(7)	Mr. Bhushan has an indirect interest in the common stock held by CVCI through his participation in carried interest and co-investment arrangements with the CVCI Growth Fund, which interests are held in a personal trust established for the purposes of estate planning.
(8)	Consists of 813,166 shares of common stock held by Morris Wolfson Family LP, a family limited partnership of which Arielle Wolfson, Mr. Wolfson’s wife, is the general partner. Mr. Wolfson disclaims beneficial ownership of these shares except to the extent of his equity interest therein. The address of such entity is One State Street Plaza, New York, New York 10004.
(9)	Includes 9,389 shares of common stock owned directly and 133,750 shares of our common stock issuable upon exercise of stock options beneficially owned by three executive officers who are not named executive officers and are therefore not specifically identified in the table.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about the common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance (excluding securities reflected in 1st column)(1)
Equity compensation plans approved by security holders	5,158,800	7.26	3,732,054
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,158,800	7.26	3,732,054

(1)	The number of shares is subject to adjustments in the event of stock splits and other similar events.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

For the fiscal year ended December 31, 2010, there were no transactions that were required to be described under Item 404(a) of Regulation S-K, except as noted below.

Effective March 31, 2010, in connection with the resignation of Mr. Ivan Hruška, formerly President, Ness Europe, from all of his executive positions with Ness and its subsidiaries effective March 31, 2010, we agreed to enter into a consulting agreement with a company held by Mr. Hruška under which this company would receive approximately $294,000 over a period of 21 months in return for business development and strategic consulting services to be provided by Mr. Hruška. As of April 13, 2011, a total of $173,997 has been earned by the company held by Mr. Hruška pursuant to this arrangement.

Pursuant to an employment agreement, dated as of August 1, 2009, between Mr. Aharon Fogel and the Company, Mr. Fogel will continue to provide advisory services to the Company for twelve months following his retirement from his positions as director and chairman of the board on January 31, 2011. From January 1, 2011 through April 13, 2011, a total of $44,556 has been earned by Mr. Fogel in compensation for advisory services pursuant to this arrangement.

Procedures for Review and Approval of Transactions with Related Persons

The Audit Committee is responsible for reviewing and approving all related-party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Our Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, states that conflict of interest situations (when a person’s private interest interferes in any way with our interests) are only permitted to the extent allowed under certain guidelines approved by our board of directors. Our procedures with respect to the employment of relatives of executives is as follows: (i) offers of junior-level employment made to relatives of executives must be examined and approved by our chief executive officer and our chief legal officer; and (ii) offers of senior-level employment made to relatives of executives must be examined and approved by the Compensation Committee.

This procedure is in addition to the Audit Committee approval process for transactions rising to the level of related-party transactions as defined under Item 404 of Regulation S-K.

Director Independence

The board of directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with Ness. A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of Ness and its stockholders. In determining whether a material relationship exists, the board considers, for example, the sales or charitable contributions between Ness Technologies and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder) and whether a director is a former employee of ours. The board consults with our counsel to ensure that the board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those set forth in the rules of the Nasdaq Stock Market as in effect from time to time. The Nominating and Governance Committee periodically reviews the board’s approach to determining director independence and recommends changes as appropriate for consideration and approval by the full board.

Consistent with these considerations, the board has reviewed all relationships between Ness and the members of the board and affirmatively has determined that all directors are independent directors, except Mr. Gerlitz. In making these independence determinations, the board considered the stock ownership of Citi Venture Capital International (“CVCI”) in respect of Mr. Bhushan.

During 2010, our independent directors met in executive session (without our management present) at least quarterly.

Item 14. Principal Accountant Fees and Services

Accounting Fees

The following table describes fees for professional audit services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered accounting firm, for the audit of our annual financial statements for the years ended December 31, 2009 and December 31, 2010, and fees billed for other services rendered by Kost Forer Gabbay & Kasierer and other Ernst & Young Global affiliates during those periods.

Type of Fee	2009	2010
	(in thousands)
Audit Fees(1)	$1,601	$1,519
Audit-Related Fees(2)	—	109
Tax Fees(3)	223	215
All Other Fees	—	—
Total	$1,824	$1,843

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including with respect to Sarbanes-Oxley compliance.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and are not reported under “Audit Fees.” These services relate to due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services related to standard corporate actions.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Kost Forer Gabbay & Kasierer’s engagement to conduct an audit for the year ended December 31, 2010 was approved by the Audit Committee on December 15, 2010. Additionally, each permissible non-audit engagement or relationship between Ness and Kost Forer Gabbay & Kasierer or other Ernst & Young Global affiliates entered into since that date has been reviewed and approved by the Audit Committee, as provided in its charter.

We have been advised by Kost Forer Gabbay & Kasierer that substantially all of the work done in conjunction with its audit of our financial statements for the most recent fiscal year was performed by permanent full-time employees and partners of Kost Forer Gabbay & Kasierer or other Ernst & Young Global affiliates.

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

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(5)	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.
+10.11(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.12(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.14(8)	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.15(8)	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
+10.16(9)	Employment Agreement, dated March 11, 2010, between Ness AT Ltd. and Effi Kotek.
+10.17*	Employment Contract, dated June 1, 2010, between Ness Czech s.r.o. and Milan Sameš.
10.18(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.

Exhibit Number	Description
14*	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24*	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Original Form 10-K
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 6, 2009.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 16, 2009.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the commission on March 15, 2010.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESS TECHNOLOGIES, INC. (Registrant)
Date: April 28, 2011	By: /s/ Issachar Gerlitz Issachar Gerlitz President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Satyam C. Cherukuri Dr. Satyam C. Cherukuri	Interim Chairman of the Board	April 28, 2011
/s/ Issachar Gerlitz Issachar Gerlitz	President, Chief Executive Officer and Director (principal executive officer)	April 28, 2011
/s/ Ofer Segev Ofer Segev	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 28, 2011
/s/ Morris Wolfson Morris Wolfson	Director	April 28, 2011
/s/ Dan S. Suesskind Dan S. Suesskind	Director	April 28, 2011
/s/ P. Howard Edelstein P. Howard Edelstein	Director	April 28, 2011
/s/ Gabriel Eichler Gabriel Eichler	Director	April 28, 2011
/s/ Ajit Bhushan Ajit Bhushan	Director	April 28, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Certificate for the Registrant’s common stock.
10.1(3)	Registration Rights Agreement, dated as of March 26, 1999, among the Registrant and the other signatories listed therein.
10.2(3)	Second Amended and Restated Registration Rights Agreement, dated as of June 30, 2003, among the Registrant and the other signatories listed therein.
10.3(3)	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of September 2, 2004, by and among the Registrant and the other signatories listed therein.
+10.4(3)	Apar Holding Corp. Employees’ Equity Plan.
+10.5(3)	Ness Technologies, Inc. 1999 Share Option Plan.
+10.6(3)	Ness Technologies, Inc. 2001 Stock Option Plan.
+10.7(3)	Ness Technologies, Inc. 2003 Israeli Share Option Plan.
+10.8(3)	Ness Technologies, Inc. 2003 Stock Option Plan.
+10.9(4)	Ness Technologies, Inc. Amended and Restated 2007 Stock Incentive Plan.
+10.10(5)	Employment Agreement, dated as of August 1, 2009, between the Registrant and Aharon Fogel.
+10.11(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Sachi Gerlitz.
+10.12(7)	Option Agreement, dated as of February 4, 2008, between the Registrant and Sachi Gerlitz.
+10.13(6)	Employment Agreement, dated as of March 12, 2007, between the Registrant and Ofer Segev.
+10.14(8)	Employment Agreement, dated April 1, 2006, between Ness Technologies Holdings Ltd. and Michael Zinderman.
+10.15(8)	Addendum to Employment Agreement, dated April 1, 2007, between Ness AT Ltd. and Michael Zinderman.
+10.16(9)	Employment Agreement, dated March 11, 2010, between Ness AT Ltd. and Effi Kotek.
+10.17*	Employment Contract, dated June 1, 2010, between Ness Czech s.r.o. and Milan Sameš.
10.18(3)	Form of Indemnification Agreement by and between the Registrant and its officers and directors.
14*	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.
24*	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Original Form 10-K
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-120389), as amended, initially filed with the Commission on November 12, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-115260), as amended, initially filed with the Commission on May 7, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 6, 2009.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the commission on March 17, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 16, 2009.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the commission on March 15, 2010.
+	Indicates those contracts that are management contracts or compensation plans or arrangements.