Form 10-Q
period 2011-03-31
NESS TECHNOLOGIES INC
filed 2011-05-05
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-50954

NESS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0346908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Ness Tower	Ness Technologies
Atidim High-Tech Industrial Park, Building 4	300 Frank W. Burr Boulevard, 7th Floor
Tel Aviv 61580, Israel	Teaneck, NJ 07666
Telephone: +972 (3) 766-6800	Telephone: (201) 488-7222

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

As of April 29, 2011, 38,142,992 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Consolidated Balance Sheets – December 31, 2010 and March 31, 2011 (Unaudited)	3
Consolidated Statements of Income – Three months ended March 31, 2010 and 2011 (Unaudited)	5
Consolidated Statements of Cash Flows – Three months ended March 31, 2010 and 2011 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – March 31, 2011 (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Forward-Looking Statements	24
Overview	24
Recent Developments	25
Consolidated Results of Operations	25
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010	26
Results by Business Segment	28
Liquidity and Capital Resources	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32
Evaluation of Disclosure Controls and Procedures	32
Changes in Internal Control over Financial Reporting	32

PART II – OTHER INFORMATION	33

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults upon Senior Securities	33
Item 4. (Removed and Reserved)	34
Item 5. Other Information	34
Item 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2010	March 31, 2011
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,973	$23,606
Restricted cash	2,578	1,008
Short-term bank deposits	8,913	11,174
Trade receivables, net of allowance for doubtful accounts of $2,348 at December 31, 2010 and $2,495 at March 31, 2011	164,950	159,891
Unbilled receivables	34,850	42,612
Other accounts receivable and prepaid expenses	28,081	27,548
Work in progress	5,613	7,996
Total assets attributed to discontinued operations	20,263	16,774
Total current assets	295,221	290,609

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	5,656	4,944
Unbilled receivables	2,828	3,174
Deferred income taxes, net	2,186	2,380
Severance pay fund	59,583	60,252
Property and equipment, net	35,545	37,826
Intangible assets, net	9,481	8,716
Goodwill	282,383	289,478
Total long-term assets	397,662	406,770

Total assets	$692,883	$697,379

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2010	March 31, 2011
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$16,543	$11,301
Current maturities of long-term debt	26,160	27,541
Trade payables	25,009	40,092
Advances from customers and deferred revenues	38,772	32,129
Other accounts payable and accrued expenses	118,599	113,530
Total liabilities attributed to discontinued operations	13,116	11,361
Total current liabilities	238,199	235,954

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,756	31,009
Other long-term liabilities	7,942	8,571
Deferred income taxes	2,195	2,207
Accrued severance pay	63,026	63,230
Total long-term liabilities	109,919	105,017

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2010 and at March 31, 2011; Issued and outstanding: none at December 31, 2010 and March 31, 2011	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2010 and at March 31, 2011; Issued: 39,831,646 at December 31, 2010 and 39,970,896 at March 31, 2011; Outstanding: 38,203,742 at December 31, 2010 and 38,142,992 at March 31, 2011	398	400
Additional paid-in capital	336,157	337,524
Accumulated other comprehensive income	19,026	28,573
Accumulated deficit	(3,959)	(2,051)
Treasury stock, at cost (1,627,904 shares at December 31, 2010 and 1,827,904 at March 31, 2011)	(6,857)	(8,038)
Total stockholders’ equity	344,765	356,408

Total liabilities and stockholders’ equity	$692,883	$697,379

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Revenues	$133,333	$137,309
Cost of revenues	96,521	95,452
Gross profit	36,812	41,857

Selling and marketing	10,053	9,201
General and administrative	24,342	25,744
Total operating expenses	34,395	34,945

Operating income	2,417	6,912
Financial expenses, net	(209)	(609)
Income before taxes on income	2,208	6,303

Taxes on income	1,510	2,135
Net income from continuing operations	$698	$4,168

Net loss from discontinued operations	(5,387)	(2,260)
Net income (loss)	$(4,689)	$1,908

Basic net earnings per share from continuing operations	$0.02	$0.11
Diluted net earnings per share from continuing operations	$0.02	$0.11

Basic net loss per share from discontinued operations	$(0.14)	$(0.06)
Diluted net loss per share from discontinued operations	$(0.14)	$(0.06)

Basic net earnings (loss) per share	$(0.12)	$0.05
Diluted net earnings (loss) per share	$(0.12)	$0.05

(*)      Includes stock-based compensation, as follows:

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Cost of revenues	$53	$21
Selling and marketing	44	18
General and administrative	732	757

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,689)	$1,908
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	5,387	2,260
Stock-based compensation	829	808
Currency fluctuation of restricted cash and short-term bank deposits	(957)	(30)
Depreciation and amortization	4,169	4,185
Loss on sale of property and equipment	66	263
Decrease in trade receivables, net	7,163	9,094
Increase in unbilled receivables	(2,460)	(6,185)
Decrease in other accounts receivable and prepaid expenses	964	1,753
Decrease (increase) in work-in-progress	1,265	(3,219)
Decrease (increase) in long-term prepaid expenses	(41)	772
Deferred income taxes, net	456	147
Increase (decrease) in trade payables	(1,568)	13,580
Decrease in advances from customers and deferred revenues	(3,747)	(7,781)
Decrease in other accounts payable and accrued expenses	(4,204)	(7,734)
Increase in other long-term liabilities	420	379
Increase (decrease) in accrued severance pay, net	104	(479)
Net cash used in discontinued operations	(2,655)	—
Net cash provided by operating activities	502	9,721

Cash flows from investing activities:
Consideration from sale of a consolidated subsidiary	1,711	—
Proceeds from maturity of (investment in) short-term bank deposits, net	5,662	(661)
Proceeds from sale of property and equipment	—	73
Purchase of property and equipment and capitalization of software developed for internal use	(1,744)	(3,543)
Net cash provided by (used in) investing activities	5,629	(4,131)

Cash flows from financing activities:
Exercise of options	—	551
Repurchase of shares	(611)	(1,181)
Short-term debt, net	(500)	(5,271)
Principal payments of long-term debt	(3,121)	(6,475)
Net cash used in financing activities	(4,232)	(12,376)

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(923)	419
Increase (decrease) in cash and cash equivalents	976	(6,367)
Cash and cash equivalents at the beginning of the period	40,218	29,973
Cash and cash equivalents at the end of the period	$41,194	$23,606

Non-cash activity

Gain from mark-to-market of foreign exchange forward contracts and interest rate swap	$1,416	$714

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 1: General

Ness Technologies, Inc. (“we,” “our,” “us” or “the Company”) was incorporated under the laws of the State of Delaware in March 1999. We operate through our subsidiaries in North America, Europe, Israel and India.

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

The accompanying consolidated balance sheet as of March 31, 2011, consolidated statements of income for the three months ended March 31, 2010 and 2011 and consolidated statements of cash flows for the three months ended March 31, 2010 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2011, our consolidated results of operations for the three months ended March 31, 2010 and 2011 and our consolidated cash flows for the three months ended March 31, 2010 and 2011.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2011.

Results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

Assets and liabilities measured at fair value under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of March 31, 2011 were presented on our consolidated balance sheet as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,811	$—	$1,811	$—
Total assets	$1,811	$—	$1,811	$—

Derivative instruments (recurring basis)	$1,221	$—	$1,221	$—
Total liabilities	$1,221	$—	$1,221	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2010 were presented on our consolidated balance sheet as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Derivative instruments (recurring basis)	$992	$—	$992	$—
Total assets	$992	$—	$992	$—

Derivative instruments (recurring basis)	$1,137	$—	$1,137	$—
Total liabilities	$1,137	$—	$1,137	$—

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

•
Cash equivalents and short-term bank deposits. Cash equivalents and deposits are adjusted to fair value based on quoted market prices or are determined using a yield curve model based on current market rates.

•	Long-term debt. The fair value of long-term debt is based on quotes received from third party banks.

•
Interest rate swap agreements. The fair value of interest rate swap agreements is based on quotes received from third party banks. These values represent the estimated amount we would receive or pay to terminate the agreements, taking into consideration current interest rates as well as the creditworthiness of the counterparty.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

•
Forward foreign currency exchange contracts. The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount we would receive if we sold these agreements at the reporting date, taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and our creditworthiness for liabilities.

In addition to the assets and liabilities described above, our financial instruments also include cash, trade and unbilled receivables, other accounts receivable and prepaid expenses, related party receivables and payables, trade payables, other payables and accrued expenses. The fair value of these financial instruments was not materially different from their carrying value at March 31, 2011 and December 31, 2010 due to the short-term maturity of these instruments.

e.	Impact of recently issued and adopted accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We believe that the adoption of these amendments will not have a material impact on our consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350)” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (early adoption is permitted). The amendments clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). We adopted these amendments in our consolidated financial statements.

Note 3: Acquisitions

a.	Gilon Business Insight Ltd.

On May 4, 2010, we acquired all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or $17,218, and related acquisition and integration costs of $728. The acquisition was funded in part through long-term loans in the amounts of NIS 30.0 million, or $8.1 million, and NIS 20.0 million, or $5.4 million, from commercial banks. Gilon’s results of operations have been included in our consolidated financial statements since April 1, 2010, due to immateriality. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $15,165 was allocated to goodwill, $4,790 to amortizable intangible assets, $1,658 to assumed liabilities, net of tangible assets, and $1,079 to a deferred tax liability representing the difference between the assigned values and the tax bases of the customer-related intangibles acquired. Customer-related intangibles are amortized over their estimated useful lives, which are ten years for customer relations and one year for backlog. The related acquisition and integration costs were recognized as expenses in our operating expenses.

An additional payment of up to NIS 9 million, or approximately $2,400, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance and retention goals. We provided for a fair value of $1,292, as of the acquisition date. As of March 31, 2011, the provision was $995, based on performance in 2010. The decrease in the provision affected our income statement during the fourth quarter of 2010 by $292. An amount of $781, consisting of retention expenses, is being charged to our income statement within the two years succeeding the date of the acquisition. The acquisition of Gilon increased our market share in Israel and further positioned us as a provider of enterprise solutions, with a blend of enterprise resource planning (“ERP”), business intelligence (“BI”) and customer relationship management (“CRM”) capabilities. We intend to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following our acquisition, Gilon became part of Ness Israel under our System Integration and Application Development segment.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Goodwill

In the three months ended March 31, 2011, we increased our goodwill by $7,095 on account of foreign currency translation adjustments.

Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if there are indicators of impairment present. As of December 31, 2010, we performed our annual impairment test and no impairment losses were recorded in connection with our continuing operations. As our market capitalization is lower than our stockholders’ equity, we updated our analysis and performed an impairment test as of March 31, 2011. As a result of the analysis, we concluded that goodwill was not impaired.

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” each time we perform the test, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired, and we are not required to perform further testing. We determine the fair value of each reporting unit using the Income Approach, which utilizes a discounted cash flow model, as this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenues, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. We consider historical rates and current market conditions when determining the discount and growth rates to use in our analyses. We corroborate the fair values using the Market Approach. If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill. Determining the fair value of our net assets and our off-balance sheet intangibles would require us to make judgments that involve the use of significant estimates and assumptions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill.

c.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the three months ended March 31, 2010 as if our 2010 acquisition of Gilon had occurred on January 1st of that year, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Three months ended March 31, 2010
(Unaudited)

Revenues	$139,083
Net loss	$(5,673)

Basic and diluted net loss per share	$0.15

Note 4: Discontinued operations

On January 15, 2010, we closed a share purchase agreement with a privately-held Dutch company to sell the shares of our indirectly wholly-owned subsidiary Ness Benelux for a total of €1.2 million, or $1,711. Prior to the sale, Ness Benelux operated as part of Ness Europe under our System Integration and Application Development segment and was engaged primarily in providing IT professional services in the Netherlands. We ceased consolidating the results of Ness Benelux as of January 1, 2010.

On February 1, 2010, our board of directors resolved to sell our operations in the Asia Pacific region, and on April 24, 2010, we signed a definitive asset transfer agreement with the buyer. Ness Asia Pacific operated as part of our System Integration and Application Development segment and was engaged primarily in providing IT professional services in Singapore, Thailand and Malaysia. We ceased consolidating the results of Ness Asia Pacific as of April 1, 2010.

On March 29, 2010, our board of directors resolved to sell our NessPRO operations in Europe. In February 2011 we signed a term sheet with Advantech Technologies (IT) Ltd., an Israeli software and integration company traded on the Tel Aviv Stock Exchange, and the sale closed on April 26, 2011. NessPRO Europe operated as part of our former Software Distribution segment and was engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal. We ceased consolidating the results of NessPRO Europe as of April 1, 2011.

In connection with the acquisition of Gilon, our board of directors resolved to sell Gilon’s Turkish subsidiary. Therefore, the results of operations of Gilon Turkey were initially classified as discontinued operations. Summary assets and liabilities and results of operations for this discontinued operation are not presented due to their insignificance.

The results of operations for Ness Asia Pacific and NessPRO Europe for the three months ended March 31, 2010 and 2011 have been classified in the accompanying income statements as discontinued operations in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). In addition, the assets and liabilities of these operations have been classified on our balance sheets at December 31, 2010 and March 31, 2011 as assets and liabilities of discontinued operations within current assets and current liabilities; and cash flows related to these operations have been classified on our statements of cash flows for the three months ended March 31, 2010 and 2011 as cash flows used in or provided by discontinued operations.

The results of operations for Ness Asia Pacific for the three months ended March 31, 2010, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Three months ended March 31, 2010
(Unaudited)

Revenues	$4,783
Operating loss	$(2,286)
Net loss from discontinued operations	$(2,305)

Basic net loss per share from discontinued operations	$(0.06)
Diluted net loss per share from discontinued operations	$(0.06)

The results of operations for NessPRO Europe for the three months ended March 31, 2010 and 2011, which are reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Revenues	$3,787	$2,679
Operating loss	$(2,991)	$(2,118)
Net loss from discontinued operations	$(3,082)	$(2,111)

Basic net loss per share from discontinued operations	$(0.08)	$(0.06)
Diluted net loss per share from discontinued operations	$(0.08)	$(0.05)

The assets and liabilities for NessPRO Europe at March 31, 2011 and December 31, 2010, which are reported separately as discontinued operations in the consolidated balance sheets, are summarized as follows:

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	December 31, 2010	March 31, 2011
Assets:
Cash and cash equivalents	$5,848	$3,629
Receivables	13,009	11,984
Long-term assets	106	88
Total	$18,963	$15,701

Liabilities:
Payables	$8,956	$6,249
Advances from customers and deferred revenues	3,395	4,282
Accrued severance pay	765	830
Total	$13,116	$11,361

Note 5: Derivative Instruments

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

Cash Flow Hedging Strategy:

At March 31, 2011, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates and as such there was no ineffectiveness related to these derivatives for the three months ended March 31, 2011. At March 31, 2011, the aggregate notional amount of the interest rate swaps was $14,899, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at March 31, 2011, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At March 31, 2011, the notional amount of foreign exchange forward contracts we entered into was $42,800 and there was no ineffectiveness related to these foreign exchange forward contracts for the three months ended March 31, 2011, with all unrealized gains being deferred in accumulated other comprehensive income. The asset is presented within other accounts receivable and prepaid expenses on the balance sheet at March 31, 2011, as the foreign exchange forward contracts expire through March 31, 2012.

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

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet Item	December 31, 2010	March 31, 2011	Balance Sheet Item	December 31, 2010	March 31, 2011
			(Unaudited)			(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$992	$1,797	“Other accounts payable and accrued expenses”	$—	$—
Interest rate swap		—	—	“Other long-term liabilities”	385	305
Total cash flow hedging		$992	$1,797		$385	$305
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	—	14	“Other accounts payable and accrued expenses”	752	916
Total derivatives		$992	$1,811		$1,137	$1,221

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Gain (loss) Recognized in Accumulated Other		Gain (loss) Recognized in Statements of Income
	Comprehensive Income	Statements of Income Item	Three months ended March 31,
	March 31, 2011		2010	2011
	(Unaudited)		(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$1,307	“Cost of revenues” and “Total operating expenses”	$753	$148
Interest rate swap	(77)	“Financial expenses, net”	(131)	(85)
Total cash flow hedging	$1,230		$622	$63
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	(980)	(1,195)
Total derivatives			$(358)	$(1,132)

Note 6: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to or our property is subject to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5,900, using the exchange rate prevailing at March 31, 2011. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $22,800, using the exchange rate prevailing at March 31, 2011. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, following which the court transferred the case to non-binding mediation. Following the failure of the mediation, the case is expected to return to court. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by financial institutions on our behalf generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2010 and March 31, 2011 is $41,117 and $36,883, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of approximately $1,008 held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

d.	Covenants

Long-term loans and bank guarantees contain customary restrictive covenants as further discussed below. Failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

1.
Long-term loans denominated in dollars, euros and NIS contain covenants which, among other things, require us to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. As of March 31, 2011, we were in compliance and expect to remain in compliance with the applicable covenants.

2.
Long-term loans and bank guarantees denominated in NIS contain covenants which, among other things, require our Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of March 31, 2011, we were in compliance and expect to remain in compliance with these covenants.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 7: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Net income (loss)	$(4,689)	$1,908
Foreign currency translation adjustments, net	(1,482)	8,896
Unrealized income on foreign exchange forward contracts and interest rate swap	794	651
Comprehensive income (loss)	$(5,377)	$11,455

b.	Changes in accumulated other gain (loss) due to cash flow hedging strategy:

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$449	$579
Mark to market of foreign exchange forward contracts and interest rate swap	1,416	714
Gain recognized in earnings during the period	(622)	(63)
Balance at the end of the period	$1,243	$1,230

c.	Option exercises:

During the three months ended March 31, 2011, options to purchase 139,250 shares of our common stock were exercised for aggregate consideration of $551. During the three months ended March 31, 2010, no options were exercised.

d.	Treasury stock:

During the three months ended March 31, 2010 and 2011, we repurchased 116,700 and 200,000 shares of our common stock on the open market for an aggregate purchase price of $611 and $1,181, respectively.

Note 8: Segment Reporting

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

2.
System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development, consulting and software distribution. We provide these services to customers in over 20 countries throughout North America, Europe, Israel and Asia. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and public sector, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

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

The table below presents financial information for our reportable segments:

	Three months ended March 31, 2011
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$28,859	$108,450	$—	$137,309
Operating income (loss)	$4,152	$7,910	$(5,150)	6,912
Financial expenses, net				(609)
Income before taxes on income				$6,303

	Three months ended March 31, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$26,397	$106,936	$—	$133,333
Operating income (loss)	$3,853	$3,227	$(4,663)	2,417
Financial expenses, net				(209)
Income before taxes on income				$2,208

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three months ended March 31, 2010 and 2011, and long-lived assets as of December 31, 2010 and March 31, 2011:

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$47,639	$57,147
North America	45,249	42,342
Czech Republic	18,905	20,341
Europe (excluding Czech Republic)	20,096	15,481
Asia Pacific	1,444	1,998
	$133,333	$137,309

	December 31, 2010	March 31, 2011
		(Unaudited)
Long-lived assets:
Israel	$22,315	$21,791
Europe	4,709	7,614
India	6,376	5,966
North America	2,145	2,455
	$35,545	$37,826

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 9: Income Taxes

As of March 31, 2011, the total of our unrecognized tax benefits was $5,509, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $1,168 at March 31, 2011. During the three months ended March 31, 2011, we recorded $230 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of March 31, 2011 is presented below:

Balance as of January 1, 2011	$5,130
Additions related to changes in foreign currency exchange rates	225
Additions related to tax positions taken during the year, including interest and penalties	154
Balance as of March 31, 2011	$5,509

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The amount of income taxes we pay is subject to ongoing audit by federal, state and foreign tax authorities, which often results in proposed assessments. Management performs a comprehensive review of our global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which earnings and/or deductions are realized may differ from current estimates. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 2003 with respect to our primary locations.

The effective tax rate used in computing the provision for income taxes is based on our projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory tax rate is due primarily to foreign tax holidays, foreign subsidiaries with different tax rates, expenses with respect to uncertain tax positions and non-deductible expenses.

Note 10: Basic and Diluted Net Earnings per Share

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

The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	Three months ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)
Numerator:
Net income from continuing operations, numerator for basic and diluted earnings per share from continuing operations	$698	$4,168

Denominator:
Weighted average number of shares of common stock, denominator for basic net earnings per share	38,299	38,230
Effect of dilutive securities:
Employee stock options and restricted stock units	423	458
Denominator for diluted net earnings per share from continuing operations, denominator for diluted net earnings per share – weighted average assuming exercise of options and restricted stock units	38,722	38,688

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share from continuing operations and diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,359,898 for the three months ended March 31, 2010 and 3,069,625 for the three months ended March 31, 2011.

Note 11: Subsequent Events

On April 26, 2011, we closed the sale of NessPRO Europe, our software distribution operations in Europe, to Advantech Technologies (IT) Ltd., an Israeli software and integration company traded on the Tel Aviv Stock Exchange. See Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 4, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our revenues increased to $137.3 million for the three months ended March 31, 2011 from $133.3 million for the three months ended March 31, 2010. Net income from continuing operations increased to $4.2 million for the three months ended March 31, 2011 from $0.7 million for the three months ended March 31, 2010.

The dollar weakened by an average of 3.6% against the NIS and an average of 2.3% against a revenue-weighted basket of the Czech Crown, euro and other relevant European currencies in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Since approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies, we estimate that our revenues were $2.9 million higher, and our operating income was $0.2 million higher, in the three months ended March 31, 2011 as a result of changes in foreign currency exchange rates versus their average rates for the three months ended March 31, 2010.

Our client base is diverse, and we are not dependent on any single client. In the three months ended March 31, 2011, no client accounted for more than 6% of our revenues and our largest twenty clients together accounted for approximately 37% of our revenues. For the three months ended March 31, 2011, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 18%. Existing clients from prior years generated more than 85% of our revenues in the three months ended March 31, 2011.

Our backlog from continuing operations as of March 31, 2011 was $690 million, compared to $663 million as of March 31, 2010. The difference represents an increase of $24 million in the dollar value of our non-U.S. backlog due to the weaker dollar and an increase of $12 million due to our Gilon acquisition, offset by a year-over-year backlog decrease for continuing operations of $9 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers, and estimations of backlog associated with ongoing time and materials engagements. We recognize backlog as revenue when we perform the services related to the backlog.

For the three months ended March 31, 2011, the percentage of our revenues derived from clients in Europe was 26%; from clients in Israel, 42%; from clients in North America, 31%; and from clients in Asia Pacific, 1%.

As of March 31, 2011, we had approximately 6,900 employees related to continuing operations, including approximately 6,010 IT professionals. Of the 6,900 employees, approximately 2,580 were in India, 2,745 were in Israel, 1,165 were in Europe, 360 were in North America and 50 were in Asia Pacific.

Recent Developments

On April 26, 2011, we closed the sale of NessPRO Europe, our software distribution operations in Europe, to Advantech Technologies (IT) Ltd., an Israeli software and integration company traded on the Tel Aviv Stock Exchange. NessPRO Europe operated as part of our former Software Distribution segment and was engaged primarily in selling and distributing licenses to third-party enterprise software products in Italy, Spain and Portugal.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended March 31,
	2010	2011

Revenues	100.0%	100.0%
Cost of revenues	72.4	69.5
Gross profit	27.6	30.5

Selling and marketing	7.5	6.7
General and administrative	18.3	18.7
Total operating expenses	25.8	25.4

Operating income	1.8	5.0
Financial expenses, net	(0.2)	(0.4)
Income before taxes on income	1.7	4.6

Taxes on income	1.1	1.6
Net income from continuing operations	0.5	3.0

Net loss from discontinued operations	(4.0)	(1.6)
Net income (loss)	(3.5)	1.4

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2010	2011	$	%

Revenues	$133,333	$137,309	3,976	3.0
Cost of revenues	96,521	95,452	(1,069)	(1.1)
Gross profit	$36,812	$41,857	5,045	13.7
Gross margin	27.6%	30.5%

Revenues

Our revenues increased from $133.3 million in the three months ended March 31, 2010 to $137.3 million in the three months ended March 31, 2011, representing an increase of $4.0 million, or 3.0%. The increase was due primarily to our acquisition of Gilon, representing $5.1 million, foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $2.9 million, and an increase in revenues of our Software Product Engineering segment, representing $2.4 million, offset by a decrease within the revenues of our System Integration and Application Development segment from the completion of a large multi-year engagement for a financial services customer in the United States, representing $2.2 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $96.5 million in the three months ended March 31, 2010 to $95.5 million in the three months ended March 31, 2011, representing a decrease of $1.1 million, or 1.1%. The decrease was due primarily to efficient expense control across the company, including careful management of unassigned billable resources, representing $7.8 million, offset by our acquisition of Gilon, representing $4.1 million, and foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $2.0 million.

Gross profit

Our gross profit (revenues less cost of revenues) increased from $36.8 million in the three months ended March 31, 2010 to $41.9 million in the three months ended March 31, 2011, representing an increase of $5.0 million, or 13.7%. The increase was due primarily to the expense control described above, representing $3.8 million, our acquisition of Gilon, representing $0.9 million, and foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $0.9 million. Gross margin increased from 27.6% in the three months ended March 31, 2010 to 30.5% in the three months ended March 31, 2011 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2010	2011	$	%

Selling and marketing	$10,053	$9,201	(852)	(8.5)
General and administrative	24,342	25,744	1,402	5.8
Total operating expenses	34,395	34,945	550	1.6
Operating income	$2,417	$6,912	4,495	186.0

Selling and marketing

Selling and marketing expenses decreased from $10.1 million in the three months ended March 31, 2010 to $9.2 million in the three months ended March 31, 2011, representing a decrease of $0.9 million, or 8.5%. The decrease was due to aggressive expense control, representing $1.2 million, offset by the inclusion of expenses from our acquisition of Gilon, representing $0.2 million, and foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $0.2 million.

General and administrative

General and administrative expenses increased from $24.3 million in the three months ended March 31, 2010 to $25.7 million in the three months ended March 31, 2011, representing an increase of $1.4 million, or 5.8%. The increase was due primarily to the inclusion of general and administrative expenses from our acquisition of Gilon, representing $0.4 million, foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $0.6 million.

Operating Income

Operating income increased from $2.4 million in the three months ended March 31, 2010 to $6.9 million in the three months ended March 31, 2011, representing an increase of $4.5 million, or 186.0%. The major factors contributing to this increase were an increase in operating income of our System Integration and Application Development segment, representing $3.9 million, an increase in operating income of our Software Product Engineering segment, representing $0.3 million, and foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.2 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2010	2011	$	%

Operating income	$2,417	$6,912	4,495	186.0
Financial expenses, net	(209)	(609)	(400)	191.4
Income before taxes on income	2,208	6,303	4,095	185.5
Taxes on income	1,510	2,135	625	41.4
Net income from continuing operations	698	4,168	3,470	497.1
Net loss from discontinued operations	(5,387)	(2,260)	3,127	(58.0)
Net income (loss)	$(4,689)	$1,908	6,597	N/A

Financial expenses, net

Financial expenses, net, increased from $0.2 million in the three months ended March 31, 2010 to $0.6 million in the three months ended March 31, 2011, representing an increase of $0.4 million. This increase was due primarily to the favorable impact of exchange rate differences in the three months ended March 31, 2010, representing $0.2 million, and the increase in our average net debt, representing $0.1 million. Our average net debt increased from $5.0 million in the three months ended March 31, 2010 to $27.2 million in the three months ended March 31, 2011.

Taxes on income

Our taxes on income increased from $1.5 million in the three months ended March 31, 2010 to $2.1 million in the three months ended March 31, 2011, representing an increase of $0.6 million, or 41.4%. This increase was due primarily to our increase in income before taxes, representing $2.8 million, offset by a significant decrease in our effective tax rate, representing $2.2 million. Our effective tax rate decreased from 68.4% in the three months ended March 31, 2010 to 33.9% in the three months ended March 31, 2011; in the three months ended March 31, 2010, our tax rate was high because we were experiencing losses in certain jurisdictions and were unable to create new deferred tax assets, while in the three months ended March 31, 2011, we returned to profitability in these jurisdictions and were able to utilize prior deferred tax assets.

Net income from continuing operations

Our net income from continuing operations increased from $0.7 million in the three months ended March 31, 2010 to $4.2 million in the three months ended March 31, 2011, representing an increase of $3.5 million, or 497.1%. The change was due to our increase in operating income, representing $4.5 million, offset by our increase in financial expenses, net, representing $0.4 million, and our increase in taxes on income, representing $0.6 million.

Net loss from discontinued operations

Our net loss from discontinued operations decreased from $5.4 million in the three months ended March 31, 2010 to $2.3 million in the three months ended March 31, 2011, representing a decrease of $3.1 million, or 58.0%. The major factors in the decrease were a decrease in net loss from our Asia Pacific operations, representing $2.4 million, and a decrease in net loss from our NessPRO Europe operations, representing $1.0 million.

Net income (loss)

Our net loss of $4.7 million in the three months ended March 31, 2010 changed to net income of $1.9 million in the three months ended March 31, 2011, representing a change of $6.6 million. The change was due to our increase in operating income, representing $4.5 million, and our lower net loss from discontinued operations, representing $3.1 million, offset by our increase in financial expenses, net, representing $0.4 million, and our increase in taxes on income, representing $0.6 million.

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

2.
System Integration and Application Development, in which we offer a broad set of IT services to our clients in the areas of system integration, application development, consulting and software distribution. We provide these services to customers in over 20 countries throughout North America, Europe, Israel and Asia. We deliver the services through a global delivery model that includes local teams as well as offshore and near-shore resources. We provide these services for a wide range of clients in many verticals, including utilities and public sector, financial services, defense and homeland security, life sciences and healthcare, manufacturing and transportation, retail, and others.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended March 31,
Segment Data:	2010	2011

Revenues:
Software Product Engineering	$26,397	$28,859
System Integration and Application Development	106,936	108,450
	$133,333	$137,309
Operating Income (Loss):
Software Product Engineering	$3,853	$4,152
System Integration and Application Development	3,227	7,910
Unallocated Expenses	(4,663)	(5,150)
	$2,417	$6,912

Liquidity and Capital Resources

Overview

As of March 31, 2011, we had cash and cash equivalents, restricted cash and short-term bank deposits of $35.8 million, compared to $41.5 million as of December 31, 2010. The funds held at locations outside of the United States are for future operating expenses and capital expenditures. We are not restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2010	2011

Net cash provided by operating activities	$502	$9,721
Net cash provided by (used in) investing activities	5,629	(4,131)
Net cash used in financing activities	(4,232)	(12,376)
Effect of exchange rate changes on cash and cash equivalents	(923)	419
Increase (decrease) in cash and cash equivalents	976	(6,367)
Cash and cash equivalents at the beginning of the period	40,218	29,973
Cash and cash equivalents at the end of the period	$41,194	$23,606

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net cash provided by operating activities was $9.7 million in the three months ended March 31, 2011, compared to $0.5 million in the three months ended March 31, 2010. The major factors contributing to the increase were an increase in our trade payables in the three months ended March 31, 2011 compared to a decrease in the three months ended March 31, 2010, representing $15.1 million, an increase in net income from continuing operations, representing $3.5 million, and net cash used in discontinued operations in the three months ended March 31, 2010 for which there was no corresponding amount in the three months ended March 31, 2011, representing $2.7 million, offset by an increase in work in progress in the three months ended March 31, 2011 compared to a decrease in the three months ended March 31, 2010, representing $4.5 million, a larger decrease in advances from customers and deferred revenues, representing $4.0 million, and a larger decrease in other payables and accrued expenses, representing $3.5 million.

Net cash used in investing activities was $4.1 million in the three months ended March 31, 2011, compared to net cash provided of $5.6 million in the three months ended March 31, 2010. The major factors contributing to the change were investment in short-term bank deposits in the three months ended March 31, 2011 compared to proceeds from maturity of short-term bank deposits in the three months ended March 31, 2010, representing $6.3 million, an increase in the purchase of property and capitalization of software developed for internal use, representing $1.8 million, and consideration from the sale of a consolidated subsidiary of $1.7 million in the three months ended March 31, 2010 for which there was no corresponding amount in the three months ended March 31, 2011.

Net cash used in financing activities was $12.4 million in the three months ended March 31, 2011, compared to $4.2 million in the three months ended March 31, 2010. The major factors contributing to the increase were an increase in net repayments of short-term bank credit, representing $4.8 million, and an increase in principal repayments of long-term debt, representing $3.4 million.

The effect of exchange rate changes on cash and cash equivalents was $0.4 million in the three months ended March 31, 2011, compared to ($0.9) million in the three months ended March 31, 2010. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At March 31, 2011, we had a short-term loan in the amount of $5.0 million from a commercial bank, bearing a variable interest rate and maturing in June 2011. Additionally, at March 31, 2011, we had the following long-term loans outstanding in connection with the funding of acquisitions: (i) a long-term loan from a commercial bank in the amount of €4.2 million, or $5.9 million, taken in September 2007 to fund the acquisition of NessPRO Italy S.p.A.; (ii) a long-term loan from a commercial bank in the amount of €7.5 million, or $10.6 million, taken in November 2007 to fund the acquisition of FMC Consulting and Informatics Ltd.; (iii) a long-term loan from a commercial bank in the amount of $6.5 million, taken in November 2007 to fund the acquisition of MS9 Consulting LLC; and (iv) two long-term loans from commercial banks in the amounts of NIS 25.5 million, or $7.3 million, and NIS 20.0 million, or $5.7 million, taken by one of our Israeli subsidiaries in April and May 2010 to fund the acquisition of Gilon. At March 31, 2011, we also had an outstanding long-term loan from a commercial bank in the amount of €7.4 million, or $10.5 million, taken in March 2008; two long-term loans from commercial banks in the aggregate amount of NIS 3.1 million, or $0.9 million, assumed in connection with our acquisition of Gilon, taken in March 2008, one of which is linked to the Israeli Consumer Price Index; and a long-term loan from a commercial bank in the amount of $8.4 million, taken in April 2009. The NIS 25.5 million and NIS 20.0 million loans taken to fund the acquisition of Gilon mature over six years with principal payments commencing in the first year. The two loans totaling NIS 3.1 million taken in March 2008 mature over five years with principal payments commencing in the first year. The $8.4 million loan taken in April 2009 matures over four years with principal payments commencing in the first year. Each of the other long-term loans matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, and is paid quarterly. The long-term loans contain covenants which, among other things: require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of March 31, 2011, we were in compliance and expect to remain in compliance with the covenants. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $1.0 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at March 31, 2011, one of our Israeli subsidiaries had a long-term loan of NIS 8.4 million, or $2.4 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things: require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of March 31, 2011, we were in compliance and expect to remain in compliance with these covenants.

At March 31, 2011, we had on-call borrowings in the aggregate amount of $4.5 million, and other short-term debt in connection with the purchase of equipment for a certain project of $1.8 million.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 4, 2011, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2011.

Contractual Obligations

As of March 31, 2011, except for the short-term and long-term loans obtained through March 31, 2011, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 4, 2011.

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

As an example, a decrease of 10% in the value of the euro relative to the U.S. dollar in the three months ended March 31, 2011 would have resulted in a decrease in the U.S. dollar reporting value of our operating income of $0.1 million for that period, while an increase of 10% in the value of the euro relative to the U.S. dollar in the three months ended March 31, 2011 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.1 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $5.9 million, using the exchange rate prevailing at March 31, 2011. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $22.8 million, using the exchange rate prevailing at March 31, 2011. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, following which the court transferred the case to non-binding mediation. Following the failure of the mediation, the case is expected to return to court. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 4, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2008, our board of directors authorized a stock repurchase program, under which we could repurchase up to 4,000,000 shares of our common stock, or approximately 10% of the outstanding shares, in the succeeding twelve months. On November 1, 2009, our board of directors approved a 12-month extension of the stock repurchase plan, and on October 25, 2010, our board of directors approved an additional 12-month extension of the stock repurchase plan.

During the three months ended March 31, 2011, we purchased a total of 200,000 shares at an average price of $5.90 per share, for an aggregate purchase price of $1,180,680. The remaining authorized number of shares that may be repurchased under the plan as of March 31, 2011 is 2,172,096.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	—	$—	—	2,372,096
February 1-28, 2011	63,200	$6.16	63,200	2,308,896
March 1-31, 2011	136,800	$5.78	136,800	2,172,096
Total	200,000	$5.90	200,000	2,172,096

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

NESS TECHNOLOGIES, INC.
(Registrant)

Date: May 5, 2011	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President and Director
(principal executive officer)

Date: May 5, 2011	By:	/s/ Ofer Segev
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