Form 10-Q
period 2011-06-30
NESS TECHNOLOGIES INC
filed 2011-08-05
CIK 1089638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 38,285,014 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

NESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Consolidated Balance Sheets – December 31, 2010 and June 30, 2011 (Unaudited)	3
Consolidated Statements of Income – Three and six months ended June 30, 2010 and 2011 (Unaudited)	5
Consolidated Statements of Cash Flows – Six months ended June 30, 2010 and 2011 (Unaudited)	6
Notes to Interim Consolidated Financial Statements – June 30, 2011 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Forward-Looking Statements	26
Overview	26
Recent Developments	27
Consolidated Results of Operations	28
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010	28
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010	31
Results by Business Segment	33
Liquidity and Capital Resources	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

Evaluation of Disclosure Controls and Procedures	37
Changes in Internal Control over Financial Reporting	38

PART II – OTHER INFORMATION	39

Item 1. Legal Proceedings	39
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults upon Senior Securities	41
Item 4. (Removed and Reserved)	41
Item 5. Other Information	41
Item 6. Exhibits	41

SIGNATURES	42

EXHIBIT INDEX	43

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands

	December 31, 2010	June 30, 2011
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,973	$36,349
Restricted cash	2,578	1,006
Short-term bank deposits	8,913	8,251
Trade receivables, net of allowance for doubtful accounts of $2,348 at December 31, 2010 and $2,516 at June 30, 2011	164,950	146,656
Unbilled receivables	34,850	41,847
Other accounts receivable and prepaid expenses	25,869	25,141
Work in progress	6,648	8,676
Total assets attributed to discontinued operations	22,475	3,734
Total current assets	296,256	271,660

LONG-TERM ASSETS:
Long-term prepaid expenses and other assets	6,252	7,592
Unbilled receivables	2,828	2,610
Deferred income taxes, net	2,186	2,659
Severance pay fund	59,583	60,329
Property and equipment, net	33,914	34,250
Intangible assets, net	9,481	7,834
Goodwill	282,383	238,187
Total long-term assets	396,627	353,461

Total assets	$692,883	$625,121

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Balance Sheets

U.S. dollars in thousands (except share and par value data)

	December 31, 2010	June 30, 2011
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$16,543	$16,617
Current maturities of long-term debt	26,160	27,901
Trade payables	25,009	35,469
Advances from customers and deferred revenues	38,772	30,413
Other accounts payable and accrued expenses	118,599	108,081
Total liabilities attributed to discontinued operations	13,116	1,397
Total current liabilities	238,199	219,878

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,756	24,469
Other long-term liabilities	7,942	8,573
Deferred income taxes	2,195	2,536
Accrued severance pay	63,026	63,457
Total long-term liabilities	109,919	99,035

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock of $0.01 par value – Authorized: 8,500,000 shares at December 31, 2010 and at June 30, 2011; Issued and outstanding: none at December 31, 2010 and June 30, 2011	—	—
Common stock of $0.01 par value – Authorized: 76,500,000 shares at December 31, 2010 and at June 30, 2011; Issued: 39,831,646 at December 31, 2010 and 40,055,222 at June 30, 2011; Outstanding: 38,203,742 at December 31, 2010 and 38,227,318 at June 30, 2011	398	401
Additional paid-in capital	336,157	338,029
Accumulated other comprehensive income	19,026	32,601
Accumulated deficit	(3,959)	(56,785)
Treasury stock, at cost (1,627,904 shares at December 31, 2010 and 1,827,904 at June 30, 2011)	(6,857)	(8,038)
Total stockholders’ equity	344,765	306,208

Total liabilities and stockholders’ equity	$692,883	$625,121

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Income

U.S. dollars in thousands (except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$139,701	$141,284	$273,034	$278,593
Cost of revenues	102,275	98,627	198,796	194,079
Gross profit	37,426	42,657	74,238	84,514

Selling and marketing	9,838	9,587	19,891	18,788
General and administrative	24,551	27,281	48,893	53,025
Goodwill impairment	—	55,191	—	55,191
Total operating expenses	34,389	92,059	68,784	127,004

Operating income (loss)	3,037	(49,402)	5,454	(42,490)
Financial expenses, net	(442)	(1,324)	(651)	(1,933)
Income (loss) before taxes on income	2,595	(50,726)	4,803	(44,423)

Taxes on income	1,707	1,589	3,217	3,724
Net income (loss) from continuing operations	$888	$(52,315)	$1,586	$(48,147)

Net loss from discontinued operations	(845)	(2,419)	(6,232)	(4,679)
Net income (loss)	$43	$(54,734)	$(4,646)	$(52,826)

Basic net earnings (loss) per share from continuing operations	$0.02	$(1.37)	$0.04	$(1.26)
Diluted net earnings (loss) per share from continuing operations	$0.02	$(1.37)	$0.04	$(1.26)

Basic net loss per share from discontinued operations	$(0.02)	$(0.06)	$(0.16)	$(0.12)
Diluted net loss per share from discontinued operations	$(0.02)	$(0.06)	$(0.16)	$(0.12)

Basic net earnings (loss) per share	$0.00	$(1.43)	$(0.12)	$(1.38)
Diluted net earnings (loss) per share	$0.00	$(1.43)	$(0.12)	$(1.38)

(*)    Includes stock-based compensation, as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of revenues	$102	$6	$155	$27
Selling and marketing	41	6	85	24
General and administrative	188	451	920	1,208

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2010	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,646)	$(52,826)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	6,232	4,679
Stock-based compensation	1,600	1,270
Currency fluctuation of restricted cash and short-term bank deposits	(415)	1,581
Depreciation and amortization	8,631	8,463
Loss on sale of property and equipment	79	265
Goodwill impairment	—	55,191
Decrease (increase) in trade receivables, net	(6,719)	24,909
Increase in unbilled receivables	(5,680)	(4,244)
Decrease in other accounts receivable and prepaid expenses	1,423	2,933
Decrease (increase) in work-in-progress	1,393	(1,492)
Increase in long-term prepaid expenses	(540)	(1,226)
Deferred income taxes, net	847	(446)
Increase in trade payables	11,473	8,258
Decrease in advances from customers and deferred revenues	(2,851)	(9,958)
Decrease in other accounts payable and accrued expenses	(8,369)	(13,510)
Increase in other long-term liabilities	882	290
Increase (decrease) in accrued severance pay, net	266	(372)
Net cash used in discontinued operations	(3,712)	—
Net cash provided by (used in) operating activities	(106)	23,765

Cash flows from investing activities:
Consideration from sale of consolidated subsidiaries and business operations	1,711	3,273
Net cash paid for acquisition of a consolidated subsidiary	(16,259)	—
Cash paid for acquisition of intangible assets	(513)	—
Additional payments in connection with acquisitions of subsidiaries in prior periods	(1,330)	(1,117)
Proceeds from maturity of short-term bank deposits, net	10,791	653
Proceeds from sale of property and equipment	—	73
Purchase of property and equipment and capitalization of software developed for internal use	(5,287)	(5,560)
Net cash used in investing activities	(10,887)	(2,678)

Cash flows from financing activities:
Exercise of options	—	604
Repurchase of shares	(2,169)	(1,181)
Short-term debt, net	6,361	(81)
Proceeds from long-term debt	13,364	—
Principal payments of long-term debt	(8,701)	(13,442)
Net cash provided by (used in) financing activities	8,855	(14,100)

The accompanying notes are an integral part of the interim consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	Six months ended June 30,
	2010	2011
	(Unaudited)	(Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(2,987)	(611)
Increase (decrease) in cash and cash equivalents	(5,125)	6,376
Cash and cash equivalents at the beginning of the period	40,218	29,973
Cash and cash equivalents at the end of the period	$35,093	$36,349

Non-cash activity

Gain from mark-to-market of foreign exchange forward contracts and interest rate swap	$333	$1,536

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

On June 10, 2011, we entered into a definitive merger agreement under which an affiliate of Citi Venture Capital International (“CVCI”), a global private equity investment fund, will acquire us in an all-cash transaction valued at approximately $307,000. Under the terms of the agreement, our stockholders will receive $7.75 per share in cash for each share of common stock they hold. The transaction is subject to certain closing conditions, including approval of our stockholders, antitrust regulatory approvals and other customary closing conditions. Our stockholders will be asked to vote on the proposed transaction at a special meeting scheduled to be held on August 30, 2011. We expect that the merger will be completed in the third quarter of 2011. In the three and six months ended June 30, 2011, we recognized transaction-related expenses of $1,356 and $1,653, respectively. We anticipate that we will recognize additional expenses in connection with the transaction during the second half of 2011, including expenses that are contingent upon the closing of the transaction. The expenses that are contingent upon the closing of the transaction total approximately $8,650, the bulk of which represents fees payable to our financial advisors, and in addition we expect to incur approximately $3,174 of costs in connection with the accelerated vesting of unvested equity compensation awards upon the closing of the transaction.

Note 2: Significant Accounting Policies

a.	Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2011, consolidated statements of income for the three and six months ended June 30, 2010 and 2011 and consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2011, our consolidated results of operations for the three and six months ended June 30, 2010 and 2011 and our consolidated cash flows for the six months ended June 30, 2010 and 2011.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2011, as amended.

Results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Assets and liabilities measured at fair value under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as of June 30, 2011 were presented on our consolidated balance sheet as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$1,831	$—	$1,831	$—
Goodwill	238,187	—	—	238,187
Total assets	$240,018	$—	$1,831	$238,187

Derivative instruments (recurring basis)	$1,217	$—	$1,217	$—
Bifurcated embedded derivative	133	—	133	—
Total liabilities	$1,350	$—	$1,350	$—

Assets and liabilities measured at fair value under ASC 820 as of December 31, 2010 were presented on our consolidated balance sheet as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments (recurring basis)	$992	$—	$992	$—
Goodwill	282,383	—	—	282,383
Total assets	$283,375	$—	$992	$282,383

Derivative instruments (recurring basis)	$1,137	$—	$1,137	$—
Total liabilities	$1,137	$—	$1,137	$—

The nature of our assets and liabilities is such that transfers between levels are rare. For the six months ended June 30, 2011, there were no transfers between levels 1, 2 or 3.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, trade and unbilled receivables, other accounts receivable and prepaid expenses, related party receivables and payables, trade payables, other payables and accrued expenses. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2010 and June 30, 2011 due to the short-term maturity of these instruments.

e.	Impact of recently issued and adopted accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”), and ASU No. 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. As a result of the amendments included in ASU 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU 2009-13 and ASU 2009-14 are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these amendments did not have a material impact on our consolidated financial statements.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

In January 2010, the FASB published ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update requires certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the provisions of ASU 2010-06 did not have a material impact on our financial statements or disclosures.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Subtopic 855-10, “Subsequent Events - Overall.” ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removes the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, we have adopted the provisions of ASU 2010-09. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350)” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

f.	Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3: Acquisitions

a.	Gilon Business Insight Ltd.

On May 4, 2010, we acquired all of the outstanding capital stock of Gilon Business Insight Ltd. (“Gilon”), a privately-held, Israeli provider of business intelligence consulting and implementation solutions and services, for cash consideration of NIS 65 million, or $17,218, and related acquisition and integration costs of $728. The acquisition was funded in part through long-term loans in the amounts of NIS 30.0 million, or approximately $8,100, and NIS 20.0 million, or approximately $5,400, from commercial banks. Gilon’s results of operations have been included in our consolidated financial statements since April 1, 2010, due to immateriality. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Of the initial purchase price, $15,165 was allocated to goodwill, $4,790 to amortizable intangible assets, $1,658 to assumed liabilities, net of tangible assets, and $1,079 to a deferred tax liability representing the difference between the assigned values and the tax bases of the customer-related intangibles acquired. Customer-related intangibles are amortized over their estimated useful lives, which are ten years for customer relations and one year for backlog. The related acquisition and integration costs were recognized as expenses in our operating expenses.

An additional payment of up to NIS 9 million, or approximately $2,400, may be made during the two-year period following the closing of the agreement should Gilon achieve certain performance and retention goals. During the second quarter of 2011, we paid an earn-out related to the achievement of business results in 2010 of $1,009. An amount of $781, consisting of retention expenses, is being charged to our income statement within the two years succeeding the date of the acquisition. The acquisition of Gilon increased our market share in Israel and further positioned us as a provider of enterprise solutions, with a blend of enterprise resource planning (“ERP”), business intelligence (“BI”) and customer relationship management (“CRM”) capabilities. We intend to utilize Gilon’s capabilities to help fulfill the demand for business intelligence applications, solutions and services around the world. Following our acquisition, Gilon became part of Ness Israel under our System Integration and Application Development segment.

b.	Goodwill

In the six months ended June 30, 2011, we increased our goodwill by $10,995 on account of foreign currency translation adjustments and decreased our goodwill by $55,191 on account of impairment.

Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. We perform our annual impairment analysis of goodwill as of December 31 of each year, or more often if indicators of impairment are present.

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

In connection with our entry in June 2011 into a definitive merger agreement (see Note 1), we performed an impairment analysis of our goodwill. As a result of this analysis, we recognized a non-cash goodwill impairment charge in the total amount of $55,191 primarily in connection with the operations of our System Integration and Application Development segment in Central and Eastern Europe. This goodwill impairment charge is an estimate, based on the results of a preliminary allocation of fair value in the second step of the analysis that we expect to complete during the second half of 2011. We will update the impairment charge for goodwill, if necessary, upon the completion of the detailed second step analysis.

c.	Pro Forma Financial Information

The following table presents certain combined unaudited statements of income data for the six months ended June 30, 2010 as if our 2010 acquisition of Gilon had occurred on January 1st of that year, after giving effect to purchase accounting adjustments, including amortization of identifiable intangible assets:

Six months ended June 30, 2010
(Unaudited)

Revenues	$278,784
Net loss	$(5,804)

Basic and diluted net loss per share	$0.15

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

On March 29, 2010, our board of directors resolved to sell our NessPRO operations in Europe. In February 2011 we signed a term sheet with Advantech Technologies (IT) Ltd., an Israeli software and integration company traded on the Tel Aviv Stock Exchange. The sale, which closed on April 26, 2011, was for net cash consideration of approximately $4,000, of which we have received approximately $2,300 through June 30, 2011 with the remainder to be paid through April 2014. NessPRO Europe operated as part of our former Software Distribution segment and was engaged primarily in selling and distributing licenses for third-party enterprise software products in Italy, Spain and Portugal. We ceased consolidating the results of NessPRO Europe as of April 1, 2011.

In connection with the acquisition of Gilon, our board of directors resolved to sell Gilon’s Turkish subsidiary. Therefore, the results of operations of Gilon Turkey were initially classified as discontinued operations. Summary assets and liabilities and results of operations for this discontinued operation are not presented due to their insignificance.

The results of operations for Ness Asia Pacific and NessPRO Europe for the three and six months ended June 30, 2010 and 2011 have been classified in the accompanying income statements as discontinued operations in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). In addition, the assets and liabilities of the operations of NessPRO Europe have been classified on our balance sheets at December 31, 2010 as assets and liabilities of discontinued operations within current assets and current liabilities; and cash flows related to the operations of Ness Asia Pacific and NessPRO Europe have been classified on our statements of cash flows for the six months ended June 30, 2010 and 2011 as cash flows used in or provided by discontinued operations.

The results of operations for Ness Asia Pacific for the three and six months ended June 30, 2010 and 2011, which were reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$4,783	$—
Operating income (loss)	$(339)	$(14)	$(2,625)	$98
Net income (loss) from discontinued operations	$(339)	$(14)	$(2,644)	$98

Basic net loss per share from discontinued operations	$(0.01)	$(0.00)	$(0.07)	$0.00
Diluted net loss per share from discontinued operations	$(0.01)	$(0.00)	$(0.07)	$0.00

At December 31, 2010 and June 30, 2011 we had a net receivables balance in connection with the sale of our operations in the Asia Pacific region of $2,212 and $1,000, respectively.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The results of operations for NessPRO Europe for the three and six months ended June 30, 2010 and 2011, which are reported separately as discontinued operations in the consolidated statements of income, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,026	$—	$7,813	$2,679
Operating loss	$(376)	$(160)	$(3,367)	$(2,278)
Net loss from discontinued operations (including a net loss of $1,630 from the sale)	$(459)	$(1,790)	$(3,541)	$(3,901)

Basic and diluted net loss per share from discontinued operations	$(0.01)	$(0.05)	$(0.09)	$(0.10)

The assets and liabilities for NessPRO Europe at June 30, 2011 and December 31, 2010, which are reported separately as discontinued operations in the consolidated balance sheets, are summarized as follows:

	December 31, 2010	June 30, 2011
Assets:
Cash and cash equivalents	$5,848	$—
Receivables	13,009	832
Long-term assets	106	1,452
Total	$18,963	$2,284

Liabilities:
Payables	$8,956	$1,397
Advances from customers and deferred revenues	3,395	—
Accrued severance pay	765	—
Total	$13,116	$1,397

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Cash Flow Hedging Strategy:

At June 30, 2011, we held interest rate swap derivatives to convert certain floating-rate debts to fixed-rate debts. The interest rate swap derivatives involve an agreement to pay fixed-rate interest and receive floating-rate interest, at specified intervals, calculated on agreed notional amounts that match the amounts of the original loans and paid on the same installments and maturity dates and as such there was no ineffectiveness related to these derivatives for the six months ended June 30, 2011. At June 30, 2011, the aggregate notional amount of the interest rate swaps was $13,038, with all unrealized losses being deferred in accumulated other comprehensive income. The liability is presented within other long-term liabilities on the balance sheet at June 30, 2011, as the interest rate swap derivatives expire in November 2012 through April 2013.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on forecasted cash flows denominated in Indian Rupees. At June 30, 2011, the notional amount of foreign exchange forward contracts we entered into was $42,500 and there was no ineffectiveness related to these foreign exchange forward contracts for the six months ended June 30, 2011, with all unrealized gains being deferred in accumulated other comprehensive income. The asset is presented within other accounts receivable and prepaid expenses on the balance sheet at June 30, 2011, as the foreign exchange forward contracts expire through June 30, 2012.

Derivatives Instruments Not Designated as Hedging Strategy:

We enter into foreign exchange forward contracts to hedge a portion of our trade payables and receivables for a period of one to three months. The purpose of the foreign currency instruments is to protect the fair value of our trade payables and receivables due to foreign exchange rates. All gains and losses related to such derivative instruments are recorded in financial expenses, net.

The following tables present fair value amounts and gains and losses of derivative instruments and related hedged items:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet Item	December 31, 2010	June 30, 2011	Balance Sheet Item	December 31, 2010	June 30, 2011
			(Unaudited)			(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	$992	$1,795	“Other accounts payable and accrued expenses”	$—	$—
Interest rate swap		—	—	“Other long-term liabilities”	385	257
Total cash flow hedging		$992	$1,795		$385	$257
Derivatives not designated as hedging:
Foreign exchange forward contracts	“Other accounts receivable and prepaid expenses”	—	36	“Other accounts payable and accrued expenses”	752	1,093
Total derivatives		$992	$1,831		$1,137	$1,350

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Gain (loss) Recognized in Accumulated Other		Gain (loss) Recognized in Statements of Income
	Comprehensive Income	Statements of Income Item	Three months ended June 30,		Six months ended June 30,
	June 30, 2011		2010	2011	2010	2011
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow hedging:
Foreign exchange forward contracts	$1,106	“Cost of revenues” and “Total operating expenses”	$793	$974	$1,546	$1,122
Interest rate swap	(133)	“Financial expenses, net”	(116)	(20)	(247)	(105)
Total cash flow hedging	$973		$677	$954	$1,299	$1,017
Derivatives not designated as hedging:
Foreign exchange forward contracts		“Financial expenses, net”	1,198	(1,026)	218	(2,221)
Total derivatives			$1,875	$(72)	$1,517	$(1,204)

Note 6: Commitments and Contingent Liabilities

a.	Litigation

We are periodically a party to routine litigation incidental to our business. Other than as disclosed below, we do not believe that we are a party to or our property is subject to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $6,100, using the exchange rate prevailing at June 30, 2011. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $23,300, using the exchange rate prevailing at June 30, 2011. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, following which the court transferred the case to non-binding mediation. Following the failure of the mediation, the case is being transferred back to court. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

A claim was filed against us and one of our European subsidiaries by eWave MD Ltd. (“eWave”), an Israeli technology company, at the end of June 2011 in the Tel Aviv District Court. eWave claims that we failed to include them in a computerization project for the Slovakian Ministry of Health that we won, after having involved them in the sales processes. The lawsuit is for damages in the amount of NIS 25 million, or approximately $7,300, using the exchange rate prevailing at June 30, 2011. We have not yet filed a response. We believe that we have valid defenses with respect to the claim. While we intend to vigorously defend against the claim, we cannot at this point, predict the outcome of the claim. An adverse decision on this claim could materially adversely affect our financial condition.

Eight putative class action lawsuits were filed against us, our directors, CVCI and certain of its subsidiaries in the Court of Chancery of the State of Delaware in connection with the definitive merger agreement we signed on June 10, 2011 (see Note 1). All eight suits contain substantially similar allegations and seek substantially similar relief. In all eight actions, plaintiffs allege generally that our directors breached their fiduciary duties in connection with the merger by, among other things, carrying out a process that they allege did not ensure adequate and fair consideration to our stockholders. They further allege that CVCI and its subsidiaries aided and abetted the alleged breaches of duties. Plaintiffs purport to bring the lawsuits on behalf of our public stockholders and seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. On July 8, 2011, these eight lawsuits were consolidated under the caption In re Ness Technologies, Inc. Shareholders Litigation (C.A. No. 6569-VCN). On July 18, 2011, Plaintiffs filed a consolidated amended complaint which asserts the same claims as the original eight complaints, plus a claim for breach of the duty of disclosure based on alleged disclosure failures in our preliminary proxy statement filed with the SEC on June 30, 2011. Plaintiffs also filed a motion for expedited proceedings and a motion for a preliminary injunction. On July 22, 2011, the Court of Chancery held a hearing on Plaintiffs’ motion for expedited proceedings. On August 3, 2011, the Court denied Plaintiffs’ motion in all respects except for limited and focused expedited discovery to answer the narrow question of whether either the financial advisor to us or the special committee of the board of directors were conflicted because of their relationships with CVCI. We and our directors believe that the lawsuit is without merit and intend to vigorously defend against the asserted claims.

On July 7, 2011, a lawsuit was filed against us, our directors, CVCI and certain of its subsidiaries in the United States District Court for the District of New Jersey, captioned Nissim Botton v. Ness Technologies, Inc., et al. (Civil Action No. 11-3950(SRC)). The New Jersey lawsuit alleges similar claims to the Delaware lawsuits for breach of fiduciary duties and aiding and abetting breach of fiduciary duties, as well as additional claims for purported violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegations that our preliminary proxy statement was “materially misleading and incomplete.” On July 15, 2011, Plaintiff moved for expedited discovery and for the scheduling of a preliminary injunction hearing. On July 22, 2011, Ness and its directors moved to dismiss this lawsuit. On July 27, 2011, the Court held a hearing on Plaintiff’s motion for expedited discovery. On August 4, 2011, the Court denied Plaintiff’s motion. We and our directors believe that the lawsuit is without merit and intend to vigorously defend against the asserted claims.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

b.	Guarantees

Guarantees are contingent commitments issued by financial institutions on our behalf generally to guarantee our performance in different projects to our customers, such as tenders. The term of a guarantee generally is equal to the term of the related projects, which can be as short as 30 days or as long as 8 years. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2010 and June 30, 2011 is $41,117 and $39,667, respectively. We do not hold collateral to support guarantees except when deemed necessary.

c.	Liens and charges

In order to obtain loans, credits or other banking services from certain commercial banks, we signed a negative pledge agreement with these banks. With the consent of the banks, we recorded a fixed charge on deposits in the amount of approximately $1,006 held by our Indian subsidiary related to the mark-to-market of foreign exchange forward contracts.

d.	Covenants

Long-term loans and bank guarantees contain customary restrictive covenants as further discussed below. Failure to comply with the covenants could lead to an event of default under the agreements governing some or all of the indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement.

1.
Long-term loans denominated in dollars, euros and NIS contain covenants which, among other things, require us to maintain positive operating income in the last four quarters; require a certain ratio of total financial obligations to EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. As of June 30, 2011, as a result of a goodwill impairment charge in connection with our entry into a definitive merger agreement (see Notes 1 and 3b), we were not in compliance with a covenant under certain long-term loans requiring positive operating income. We received a waiver with respect to the covenant as of June 30, 2011. We expect to be in compliance with our covenants going forward.

2.
Long-term loans and bank guarantees denominated in NIS contain covenants which, among other things, require our Israeli subsidiary to maintain positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and minimum stockholders’ equity; and place limitations on its ability to merge, transfer or pledge assets to third parties. As of June 30, 2011, we were in compliance and expect to remain in compliance with these covenants.

e.	Prior-year tax assessments and settlements

Our Israeli subsidiaries are currently undergoing a periodic VAT assessment by the Israeli Tax Authority (“ITA”) for the years 2003 through 2008. The ITA recently issued a final VAT assessment, in the amount of approximately $4,600 using the exchange rate prevailing at June 30, 2011, and our Israeli subsidiaries have appealed the assessment in district court. We believe that we have provided a sufficient provision for the possible outcome of this assessment.

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

Note 7: Stockholders’ Equity

a.	Total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$43	$(54,734)	$(4,646)	$(52,826)
Foreign currency translation adjustments, net	(13,475)	4,285	(14,957)	13,181
Unrealized income (loss) on foreign exchange forward contracts and interest rate swap	(1,760)	(257)	(966)	394
Comprehensive loss	$(15,192)	$(50,706)	$(20,569)	$(39,251)

b.	Changes in accumulated other gain (loss) due to cash flow hedging strategy:

	Six months ended June 30,
	2010	2011
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$449	$579
Mark to market of foreign exchange forward contracts and interest rate swap	333	1,536
Gain recognized in earnings during the period	(1,299)	(1,142)
Balance at the end of the period	$(517)	$973

c.	Option exercises:

During the six months ended June 30, 2011, options to purchase 131,301 shares of our common stock were exercised for aggregate consideration of $604. During the six months ended June 30, 2010, no options were exercised.

d.	Treasury stock:

During the six months ended June 30, 2010 and 2011, we repurchased 398,200 and 200,000 shares of our common stock on the open market for an aggregate purchase price of $2,169 and $1,181, respectively.

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

The table below presents financial information for our reportable segments:

	Three months ended June 30, 2011
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$31,305	$109,979	$—	$141,284
Operating income (loss)	$3,828	$(48,358)	$(4,872)	(49,402)
Financial expenses, net				(1,324)
Loss before taxes on income				$(50,726)

	Three months ended June 30, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$28,060	$111,641	$—	$139,701
Operating income (loss)	$4,388	$2,746	$(4,097)	3,037
Financial expenses, net				(442)
Income before taxes on income				$2,595

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	Six months ended June 30, 2011
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$60,164	$218,429	$—	$278,593
Operating income (loss)	$7,980	$(40,448)	$(10,022)	(42,490)
Financial expenses, net				(1,933)
Loss before taxes on income				$(44,423)

	Six months ended June 30, 2010
	Software Product Engineering	System Integration & Application Development	Unallocated Expenses	Total
	(Unaudited)

Revenues from external customers	$54,457	$218,577	$—	$273,034
Operating income (loss)	$8,241	$5,973	$(8,760)	5,454
Financial expenses, net				(651)
Income before taxes on income				$4,803

Our total revenues are attributed to geographic areas based on the location of the end customer.

The following tables present total revenues for the three and six months ended June 30, 2010 and 2011, and long-lived assets as of December 31, 2010 and June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from sales to unaffiliated customers:
Israel	$51,327	$58,700	$98,966	$115,847
North America	48,381	42,066	93,630	84,408
Czech Republic	17,178	22,714	36,083	43,055
Europe (excluding Czech Republic)	20,986	15,738	41,082	31,219
Asia Pacific	1,829	2,066	3,273	4,064
	$139,701	$141,284	$273,034	$278,593

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

	December 31, 2010	June 30, 2011
		(Unaudited)
Long-lived assets:
Israel	$22,315	$22,763
Europe	3,078	2,957
India	6,376	6,213
North America	2,145	2,317
	$33,914	$34,250

Other than as disclosed in the tables above, the revenues and long-lived assets attributable to individual foreign countries are not material.

Note 9: Income Taxes

As of June 30, 2011, the total of our unrecognized tax benefits was $5,928, which, if recognized, would affect our effective tax rates in future periods. Included in that amount are accrued interest and penalties resulting from such unrecognized tax benefits of $1,115 at June 30, 2011. During the six months ended June 30, 2011, we recorded $443 for interest and penalties expenses with respect to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of June 30, 2011 is presented below:

Balance as of January 1, 2011	$5,130
Additions related to changes in foreign currency exchange rates	282
Additions related to tax positions taken during the year, including interest and penalties	516
Balance as of June 30, 2011	$5,928

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

NESS TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data) (Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) from continuing operations: numerator for basic and diluted net earnings (loss) per share from continuing operations	$888	$(52,315)	$1,586	$(48,147)

Denominator:
Weighted average number of shares of common stock: denominator for basic net earnings (loss) per share from continuing operations, basic net earnings (loss) per share and diluted net loss per share	38,161	38,148	38,230	38,189
Effect of dilutive securities: employee stock options and restricted stock units	431	600	442	585
Weighted average number of shares of common stock assuming exercise of options and restricted stock units: denominator for diluted net earnings per share from continuing operations and diluted net earnings (loss) per share	38,592	38,748	38,672	38,773

The total weighted average number of shares related to the outstanding options excluded from the calculations of diluted net earnings per share from continuing operations and diluted net earnings per share, as they would have been anti-dilutive for all periods presented, was 4,443,119 and 4,401,509 for the three and six months ended June 30, 2010, respectively, and 2,526,625 and 2,798,125 for the three and six months ended June 30, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Ness Technologies, Inc. (“we,” “our,” “us” or “the Company”) should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2011, as amended, and herein. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our revenues increased to $141.3 million and $278.6 million for the three and six months ended June 30, 2011 from $139.7 million and $273.0 million for the three and six months ended June 30, 2010, respectively. Net income from continuing operations changed from $0.9 million and $1.6 million for the three and six months ended June 30, 2010, to a net loss of $52.3 million and $48.1 million for the three and six months ended June 30, 2011, respectively, as our improvement in core continuing operations was more than offset by a $55.2 million goodwill impairment in connection with our entry into a definitive merger agreement (see Notes 1 and 3b).

The dollar weakened by an average of 9.1% and 6.3% against the NIS and an average of 12.5% and 6.4% against a revenue-weighted basket of the Czech Crown, euro and other relevant European currencies in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. Since approximately 60% of our revenues and 80% of our expenses are denominated in non-dollar currencies, we calculate that our revenues were $10.2 million and $12.9 million higher, and our operating income was $0.7 million and $0.8 million lower, in the three and six months ended June 30, 2011 as a result of changes in foreign currency exchange rates versus their average rates for the three and six months ended June 30, 2010, respectively.

Our client base is diverse, and we are not dependent on any single client. In the three and six months ended June 30, 2011, our single largest client accounted for approximately 5% and 5% of our revenues and our largest twenty clients together accounted for approximately 37% and 37% of our revenues, respectively. For the three and six months ended June 30, 2011, the percentage of our revenues derived in aggregate from agencies of the government of Israel was approximately 15% and 17%, respectively. Existing clients from prior years generated more than 85% of our revenues in the three and six months ended June 30, 2011.

Our backlog from continuing operations as of June 30, 2011 was $680 million, compared to $658 million as of June 30, 2010. The difference represents an increase of $51 million in the dollar value of our non-U.S. backlog due to the weaker dollar and an increase of $12 million due to our Gilon acquisition, offset by a year-over-year backlog decrease for continuing operations of $41 million. We achieve backlog through new signings of IT services projects and outsourcing contracts, including for new and repeat customers, and estimations of backlog associated with ongoing time and materials engagements. We recognize backlog as revenue when we perform the services related to the backlog.

For the three and six months ended June 30, 2011, the percentage of our revenues derived from clients in Europe was 27% and 27%, respectively; from clients in Israel, 42% and 42%, respectively; from clients in North America, 30% and 30%, respectively; and from clients in Asia Pacific, 1% and 1%, respectively.

As of June 30, 2011, we had approximately 6,970 employees related to continuing operations, including approximately 6,095 IT professionals. Of the 6,970 employees, approximately 2,705 were in India, 2,690 were in Israel, 1,145 were in Europe, 360 were in North America and 70 were in Asia Pacific.

Recent Developments

On June 10, 2011, we entered into a definitive merger agreement under which an affiliate of Citi Venture Capital International (“CVCI”), a global private equity investment fund, will acquire us in an all-cash transaction valued at approximately $307 million. Under the terms of the agreement, our stockholders will receive $7.75 per share in cash for each share of common stock they hold. The transaction is subject to certain closing conditions, including approval of our stockholders, antitrust regulatory approvals and other customary closing conditions. Our stockholders will be asked to vote on the proposed transaction at a special meeting scheduled to be held on August 30, 2011. We expect that the merger will be completed in the third quarter of 2011.

Consolidated Results of Operations

The following table sets forth the items in our consolidated statements of income as a percentage of revenues for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.2	69.8	72.8	69.7
Gross profit	26.8	30.2	27.2	30.3

Selling and marketing	7.0	6.8	7.3	6.7
General and administrative	17.6	19.3	17.9	19.0
Goodwill impairment	—	39.1	—	19.8
Total operating expenses	24.6	65.2	25.2	45.6

Operating income (loss)	2.2	(35.0)	2.0	(15.3)
Financial expenses, net	(0.3)	(0.9)	(0.2)	(0.7)
Income (loss) before taxes on income	1.9	(35.9)	1.8	(15.9)

Taxes on income	1.2	1.1	1.2	1.3
Net income (loss) from continuing operations	0.6	(37.0)	0.6	(17.3)

Net loss from discontinued operations	(0.6)	(1.7)	(2.3)	(1.7)
Net income (loss)	0.0	(38.7)	(1.7)	(19.0)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2010	2011	$	%

Revenues	$139,701	$141,284	1,583	1.1
Cost of revenues	102,275	98,627	(3,648)	(3.6)
Gross profit	$37,426	$42,657	5,231	14.0
Gross margin	26.8%	30.2%

Revenues

Our revenues increased from $139.7 million in the three months ended June 30, 2010 to $141.3 million in the three months ended June 30, 2011, representing an increase of $1.6 million, or 1.1%. The increase was due primarily to foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $10.2 million, and an increase in revenues of our Software Product Engineering segment, representing $3.0 million, offset by a decrease in the revenues of our System Integration and Application Development segment, representing $11.3 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $102.3 million in the three months ended June 30, 2010 to $98.6 million in the three months ended June 30, 2011, representing a decrease of $3.6 million, or 3.6%. The decrease was due primarily to efficient expense control across the company, including careful management of unassigned billable resources, representing $11.7 million, offset by foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $7.9 million.

Gross profit

Our gross profit (revenues less cost of revenues) increased from $37.4 million in the three months ended June 30, 2010 to $42.7 million in the three months ended June 30, 2011, representing an increase of $5.2 million, or 14.0%. The increase was due primarily to the expense control described above, net of our organic decrease in revenues, representing $3.4 million, and foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $2.4 million. Gross margin increased from 26.8% in the three months ended June 30, 2010 to 30.2% in the three months ended June 30, 2011 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2010	2011	$	%

Selling and marketing	$9,838	$9,587	(251)	(2.6)
General and administrative	24,551	27,281	2,730	11.1
Goodwill impairment	—	55,191	55,191	N/A
Total operating expenses	34,389	92,059	57,670	167.7
Operating income (loss)	$3,037	$(49,402)	(52,439)	N/A

Selling and marketing

Selling and marketing expenses decreased from $9.8 million in the three months ended June 30, 2010 to $9.6 million in the three months ended June 30, 2011, representing a decrease of $0.3 million, or 2.6%. The decrease was due to aggressive expense control, representing $1.0 million, offset by foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $0.9 million.

General and administrative

General and administrative expenses increased from $24.6 million in the three months ended June 30, 2010 to $27.3 million in the three months ended June 30, 2011, representing an increase of $2.7 million, or 11.1%. The increase was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $2.2 million, and expenses in connection with the definitive merger agreement we signed on June 10, 2011 (see Note 1), representing $1.4 million.

Goodwill impairment

During the three months ended June 30, 2011, in connection with our entry into a definitive merger agreement (see Note 1), we recognized goodwill impairment in the amount of $55.2 million (see Note 3b). There was no corresponding amount in the three months ended June 30, 2010. This goodwill impairment charge is an estimate, based on the results of a preliminary allocation of fair value in the second step of the goodwill impairment analysis that we expect to complete during the second half of 2011. We will update the impairment charge for goodwill, if necessary, upon the completion of the detailed second step analysis.

Operating income (loss)

Operating income changed from $3.0 million in the three months ended June 30, 2010 to an operating loss of $49.4 million in the three months ended June 30, 2011, representing a change of $52.4 million. The major factors contributing to this change were our non-cash goodwill impairment charge, representing $55.2 million, foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.7 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $3.9 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Three months ended June 30,		Increase (Decrease)
	2010	2011	$	%

Operating income (loss)	$3,037	$(49,402)	(52,439)	N/A
Financial expenses, net	(442)	(1,324)	(882)	199.5
Income (loss) before taxes on income	2,595	(50,726)	(53,321)	N/A
Taxes on income	1,707	1,589	(118)	(6.9)
Net income (loss) from continuing operations	888	(52,315)	(53,203)	N/A
Net loss from discontinued operations	(845)	(2,419)	(1,574)	186.3
Net income (loss)	$43	$(54,734)	(54,777)	N/A

Financial expenses, net

Financial expenses, net, increased from $0.4 million in the three months ended June 30, 2010 to $1.3 million in the three months ended June 30, 2011, representing an increase of $0.9 million, or 199.5%. This increase was due primarily to the unfavorable impact of exchange rate differences in the three months ended June 30, 2010, representing $0.6 million. Our average net debt increased from $17.5 million in the three months ended June 30, 2010 to $36.6 million in the three months ended June 30, 2011.

Taxes on income

Our taxes on income decreased from $1.7 million in the three months ended June 30, 2010 to $1.6 million in the three months ended June 30, 2011, representing a decrease of $0.1 million, or 6.9%. This decrease was due primarily to a significant decrease in our effective tax rate, exclusive of our goodwill impairment, representing $0.8 million, offset by our increase in income before taxes, exclusive of our goodwill impairment, representing $0.7 million. Our effective tax rate decreased from 65.8% in the three months ended June 30, 2010 to 35.6%, exclusive of our goodwill impairment, in the three months ended June 30, 2011; in the three months ended June 30, 2010, our tax rate was high because we were experiencing losses in certain jurisdictions and were unable to create new deferred tax assets, while in the three months ended June 30, 2011, we returned to profitability in these jurisdictions and were able to utilize prior period losses.

Net income (loss) from continuing operations

Our net income from continuing operations changed from $0.9 million in the three months ended June 30, 2010 to a net loss from continuing operations of $52.3 million in the three months ended June 30, 2011, representing a change of $53.2 million. The change was due primarily to our change from operating income to an operating loss, representing $52.4 million, and our increase in financial expenses, net, representing $0.9 million.

Net loss from discontinued operations

Our net loss from discontinued operations increased from $0.8 million in the three months ended June 30, 2010 to $2.4 million in the three months ended June 30, 2011, representing an increase of $1.6 million, or 186.3%. The major factor in the increase was a net loss from the sale of our NessPRO Europe operations, representing $1.6 million.

Net income (loss)

Our net income of $43,000 in the three months ended June 30, 2010 changed to a net loss of $54.7 million in the three months ended June 30, 2011, representing a change of $54.8 million. The change was due primarily to our change from operating income to an operating loss, representing $52.4 million, our increase in financial expenses, net, representing $0.9 million, and our higher net loss from discontinued operations, representing $1.6 million.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2010	2011	$	%

Revenues	$273,034	$278,593	5,559	2.0
Cost of revenues	198,796	194,079	(4,717)	(2.4)
Gross profit	$74,238	$84,514	10,276	13.8
Gross margin	27.2%	30.3%

Revenues

Our revenues increased from $273.0 million in the six months ended June 30, 2010 to $278.6 million in the six months ended June 30, 2011, representing an increase of $5.6 million, or 2.0%. The increase was due primarily to our acquisition of Gilon, representing $4.7 million, foreign currency translation effects on our non-dollar revenues attributable to the weaker dollar, representing $12.9 million, and an increase in revenues of our Software Product Engineering segment, representing $5.4 million, offset by a decrease in the revenues of our System Integration and Application Development segment, representing $17.4 million.

Cost of revenues

Our cost of revenues, including salaries, wages and other direct and indirect costs, decreased from $198.8 million in the six months ended June 30, 2010 to $194.1 million in the six months ended June 30, 2011, representing a decrease of $4.7 million, or 2.4%. The decrease was due primarily to efficient expense control across the company, including careful management of unassigned billable resources, representing $19.6 million, offset by foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $9.9 million, and our acquisition of Gilon, representing $3.9 million.

Gross profit

Our gross profit (revenues less cost of revenues) increased from $74.2 million in the six months ended June 30, 2010 to $84.5 million in the six months ended June 30, 2011, representing an increase of $10.3 million, or 13.8%. The increase was due primarily to the expense control described above, net of our organic decrease in revenues, representing $7.5 million, foreign currency translation effects on our non-dollar gross profits attributable to the weaker dollar, representing $3.0 million, and our acquisition of Gilon, representing $0.8 million. Gross margin increased from 27.2% in the six months ended June 30, 2010 to 30.3% in the six months ended June 30, 2011 as a result of these factors.

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2010	2011	$	%

Selling and marketing	$19,891	$18,788	(1,103)	(5.5)
General and administrative	48,893	53,025	4,132	8.5
Goodwill impairment	—	55,191	55,191	N/A
Total operating expenses	68,784	127,004	58,220	84.6
Operating income (loss)	$5,454	$(42,490)	(47,944)	N/A

Selling and marketing

Selling and marketing expenses decreased from $19.9 million in the six months ended June 30, 2010 to $18.8 million in the six months ended June 30, 2011, representing a decrease of $1.1 million, or 5.5%. The decrease was due to aggressive expense control, representing $2.2 million, offset by foreign currency translation effects on our non-dollar expenses attributable to the weaker dollar, representing $1.1 million.

General and administrative

General and administrative expenses increased from $48.9 million in the six months ended June 30, 2010 to $53.0 million in the six months ended June 30, 2011, representing an increase of $4.1 million, or 8.5%. The increase was due primarily to foreign currency translation effects on non-dollar expenses attributable to the weaker dollar, representing $2.7 million, and expenses in connection with the definitive merger agreement we signed on June 10, 2011 (see Note 1), representing $1.7 million.

Goodwill impairment

During the six months ended June 30, 2011, in connection with our entry into a definitive merger agreement (see Note 1), we recognized goodwill impairment in the amount of $55.2 million (see Note 3b). There was no corresponding amount in the six months ended June 30, 2010. This goodwill impairment charge is an estimate, based on the results of a preliminary allocation of fair value in the second step of the goodwill impairment analysis that we expect to complete during the second half of 2011. We will update the impairment charge for goodwill, if necessary, upon the completion of the detailed second step analysis.

Operating income (loss)

Operating income changed from $5.5 million in the six months ended June 30, 2010 to an operating loss of $42.5 million in the six months ended June 30, 2011, representing a change of $47.9 million. The major factors contributing to this change were our non-cash goodwill impairment charge, representing $55.2 million, foreign currency translation effects on non-dollar operating income attributable to the weaker dollar, representing $0.8 million, offset by an increase in operating income of our System Integration and Application Development segment, representing $8.2 million. See also “—Results by Business Segment.”

The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Six months ended June 30,		Increase (Decrease)
	2010	2011	$	%

Operating income (loss)	$5,454	$(42,490)	(47,944)	N/A
Financial expenses, net	(651)	(1,933)	(1,282)	196.9
Income (loss) before taxes on income	4,803	(44,423)	(49,226)	N/A
Taxes on income	3,217	3,724	507	15.8
Net income (loss) from continuing operations	1,586	(48,147)	(49,733)	N/A
Net loss from discontinued operations	(6,232)	(4,679)	1,553	(24.9)
Net income (loss)	$(4,646)	$(52,826)	(48,180)	1,037.0

Financial expenses, net

Financial expenses, net, increased from $0.7 million in the six months ended June 30, 2010 to $1.9 million in the six months ended June 30, 2011, representing an increase of $1.3 million, or 196.9%. This increase was due primarily to the unfavorable impact of exchange rate differences in the six months ended June 30, 2010, representing $0.8 million. Our average net debt increased from $8.4 million in the six months ended June 30, 2010 to $32.5 million in the six months ended June 30, 2011.

Taxes on income

Our taxes on income increased from $3.2 million in the six months ended June 30, 2010 to $3.7 million in the six months ended June 30, 2011, representing an increase of $0.5 million, or 15.8%. This increase was due primarily to our increase in income before taxes, exclusive of our goodwill impairment, representing $2.1 million, offset by a significant decrease in our effective tax rate, exclusive of our goodwill impairment, representing $1.6 million. Our effective tax rate decreased from 67.0% in the six months ended June 30, 2010 to 34.6%, exclusive of our goodwill impairment, in the six months ended June 30, 2011; in the six months ended June 30, 2010, our tax rate was high because we were experiencing losses in certain jurisdictions and were unable to create new deferred tax assets, while in the six months ended June 30, 2011, we returned to profitability in these jurisdictions and were able to utilize prior period losses.

Net income (loss) from continuing operations

Our net income from continuing operations changed from $1.6 million in the six months ended June 30, 2010 to a net loss from continuing operations of $48.1 million in the six months ended June 30, 2011, representing a change of $49.7 million. The change was due primarily to our change from operating income to an operating loss, representing $47.9 million, our increase in financial expenses, net, representing $1.3 million, and our increase in taxes on income, representing $0.5 million.

Net loss from discontinued operations

Our net loss from discontinued operations decreased from $6.2 million in the six months ended June 30, 2010 to $4.7 million in the six months ended June 30, 2011, representing a decrease of $1.6 million, or 24.9%. The major factors in the decrease were a decrease in net loss from our Asia Pacific operations, representing $2.7 million, offset by an increase in net loss from our operations in Turkey, representing $0.8 million, and an increase in net loss from our NessPRO Europe operations, representing $0.4 million, primarily related to its sale.

Net income (loss)

Our net loss of $4.6 million in the six months ended June 30, 2010 increased to $52.8 million in the six months ended June 30, 2011, representing an increase of $48.2 million, or 1,037.0%. The increase was due primarily to our change from operating income to an operating loss, representing $47.9 million, our increase in financial expenses, net, representing $1.3 million, and our increase in taxes on income, representing $0.5 million, partially offset by our lower net loss from discontinued operations, representing $1.6 million.

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

The table below presents financial information for our reportable segments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Segment Data:	2010	2011	2010	2011

Revenues:
Software Product Engineering	$28,060	$31,305	$54,457	$60,164
System Integration and Application Development	111,641	109,979	218,577	218,429
	$139,701	$141,284	$273,034	$278,593
Operating Income (Loss):
Software Product Engineering	$4,388	$3,828	$8,241	$7,980
System Integration and Application Development	2,746	(48,358)	5,973	(40,448)
Unallocated Expenses	(4,097)	(4,872)	(8,760)	(10,022)
	$3,037	$(49,402)	$5,454	$(42,490)

Liquidity and Capital Resources

Overview

As of June 30, 2011, we had cash and cash equivalents, restricted cash and short-term bank deposits of $45.6 million, compared to $41.5 million as of December 31, 2010. The funds held at locations outside of the United States are for future operating expenses and capital expenditures. We are not restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our non-U.S. subsidiaries will be reinvested in their respective geographic areas to support expansion of our business, to the extent that funds were repatriated to the United States in the form of dividend payments, those payments may be subject to withholding taxes in their respective countries, and would be subject to tax in the United States.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Six months ended June 30,
	2010	2011

Net cash provided by (used in) operating activities	$(106)	$23,765
Net cash used in investing activities	(10,887)	(2,678)
Net cash provided by (used in) financing activities	8,855	(14,100)
Effect of exchange rate changes on cash and cash equivalents	(2,987)	(611)
Increase (decrease) in cash and cash equivalents	(5,125)	6,376
Cash and cash equivalents at the beginning of the period	40,218	29,973
Cash and cash equivalents at the end of the period	$35,093	$36,349

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net cash provided by operating activities was $23.8 million in the six months ended June 30, 2011, compared to net cash used of $0.1 million in the six months ended June 30, 2010. The major factors contributing to the change were a decrease in our trade receivables in the six months ended June 30, 2011 compared to an increase in the six months ended June 30, 2010, representing $31.6 million, an increase in net income from continuing operations, exclusive of our goodwill impairment charge in the six months ended June 30, 2011, representing $5.5 million, and net cash used in discontinued operations in the six months ended June 30, 2010 for which there was no corresponding amount in the six months ended June 30, 2011, representing $3.7 million, offset by a larger decrease in advances from customers and deferred revenues, representing $7.1 million, a larger decrease in other payables and accrued expenses, representing $5.1 million, and a smaller increase in trade payables, representing $3.2 million.

Net cash used in investing activities was $2.7 million in the six months ended June 30, 2011, compared to $10.9 million in the six months ended June 30, 2010. The major factors contributing to the decrease were net cash paid for the acquisition of a consolidated subsidiary in the six months ended June 30, 2010, representing $16.3 million, for which there was no corresponding amount in the six months ended June 30, 2011, and increase in consideration from sale of consolidated subsidiaries and business operations, representing $1.6 million, offset by a decrease in proceeds from maturity of short-term bank deposits, representing $10.1 million.

Net cash used in financing activities was $14.1 million in the six months ended June 30, 2011, compared to net cash provided of $8.9 million in the six months ended June 30, 2010. The major factors contributing to the change were proceeds from long-term debt in the six months ended June 30, 2010, representing $13.4 million, for which there was no corresponding amount in the six months ended June 30, 2011, net repayments of short-term debt in the six months ended June 30, 2011 compared to net proceeds from short-term debt in the six months ended June 30, 2010, representing $6.4 million, and an increase in principal repayments of long-term debt, representing $4.7 million, partially offset by a decrease in repurchase of shares in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, representing $1.0 million and proceeds from exercise of stock options in the six months ended June 30, 2011, representing $0.6 million, for which there was no corresponding amount in the six months ended June 30, 2010.

The effect of exchange rate changes on cash and cash equivalents was ($0.6) million in the six months ended June 30, 2011, compared to ($3.0) million in the six months ended June 30, 2010. The change was primarily due to the effect of translation adjustments on our net current assets.

Long-term and Short-term Debt

At June 30, 2011, we had a short-term loan in the amount of $5.0 million from a commercial bank, bearing a variable interest rate and maturing in July 2011. Additionally, at June 30, 2011, we had the following long-term loans outstanding in connection with the funding of acquisitions: (i) a long-term loan from a commercial bank in the amount of €3.5 million, or $5.0 million, taken in September 2007 to fund the acquisition of NessPRO Italy S.p.A.; (ii) a long-term loan from a commercial bank in the amount of €6.4 million, or $9.3 million, taken in November 2007 to fund the acquisition of FMC Consulting and Informatics Ltd.; (iii) a long-term loan from a commercial bank in the amount of $5.5 million, taken in November 2007 to fund the acquisition of MS9 Consulting LLC; and (iv) two long-term loans from commercial banks in the amounts of NIS 24.0 million, or $7.0 million, and NIS 18.8 million, or $5.5 million, taken by one of our Israeli subsidiaries in April and May 2010 to fund the acquisition of Gilon. At June 30, 2011, we also had an outstanding long-term loan from a commercial bank in the amount of €6.5 million, or $9.3 million, taken in March 2008; two long-term loans from commercial banks in the aggregate amount of NIS 2.7 million, or $0.8 million, assumed in connection with our acquisition of Gilon, taken in March 2008, one of which is linked to the Israeli Consumer Price Index; and a long-term loan from a commercial bank in the amount of $7.5 million, taken in April 2009. The NIS 24.0 million and NIS 18.8 million loans taken to fund the acquisition of Gilon mature over six years with principal payments commencing in the first year. The two loans totaling NIS 2.7 million taken in March 2008 mature over five years with principal payments commencing in the first year. The $7.5 million loan taken in April 2009 matures over four years with principal payments commencing in the first year. Each of the other long-term loans matures over five years from the inception of the loan with principal payments commencing in the third year. Each long-term loan bears interest at fixed or variable rates, and is paid quarterly. The long-term loans contain covenants which, among other things: require positive operating income in the last four quarters; require a certain ratio of total financial obligations to consolidated EBITDA and of total stockholders’ equity to total consolidated assets; and place limitations on our ability to merge or transfer assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement. As of June 30, 2011, as a result of a goodwill impairment charge in connection with our entry into a definitive merger agreement (see Notes 1 and 3b), we were not in compliance with a covenant under certain long-term loans requiring positive operating income. We received a waiver with respect to the covenant as of June 30, 2011. We expect to be in compliance with our covenants going forward. In connection with the above-mentioned covenants, we received the consent of the commercial banks during 2008 to record a fixed charge on deposits in the amount of $1.0 million held by our Indian subsidiary related primarily to the mark-to-market of foreign exchange forward contracts into which we entered to hedge against the effect of exchange rate fluctuations on cash flows denominated in Indian Rupees.

In addition, at June 30, 2011, one of our Israeli subsidiaries had a long-term loan of NIS 7.4 million, or $2.2 million, from a commercial bank, taken in March 2008, bearing interest at a fixed rate and maturing over five years, with principal and interest paid quarterly. This loan and bank guarantees obtained by this Israeli subsidiary contain covenants which, among other things: require positive annual net income in a fiscal year; require a certain ratio of total stockholders’ equity to total consolidated assets and a minimum stockholders’ equity of this Israeli subsidiary; and place limitations on its ability to merge, transfer or pledge assets to third parties. Our failure to comply with the covenants could lead to an event of default under the agreements governing some or all of this indebtedness, permitting the applicable lender to accelerate all borrowings under the applicable agreement and to foreclose on any collateral. As of June 30, 2011, we were in compliance and expect to remain in compliance with these covenants.

At June 30, 2011, we had on-call borrowings in the aggregate amount of $10.3 million, and other short-term debt in connection with the purchase of equipment for a certain project of $1.3 million.

We anticipate funding a portion of our global growth through financing from commercial banks.

The definitive merger agreement we signed on June 10, 2011 (see Note 1) contains closing conditions requiring us to, among other things, refinance certain existing indebtedness, replace or renew certain performance bonds or note guarantees, and obtain committed working capital lines of credit in an amount no less than $25 million. We are in the process of negotiating the terms of a credit facility that would enable us to satisfy these closing conditions.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 4, 2011, as amended, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended June 30, 2011.

Contractual Obligations

As of June 30, 2011, except for the short-term and long-term loans obtained through June 30, 2011, as described in the long-term and short-term debt section above, there have been no material changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 4, 2011, as amended.

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

As an example, a decrease of 10% in the value of the euro relative to the U.S. dollar in the six months ended June 30, 2011 would have resulted in an increase in the U.S. dollar reporting value of our operating income of $0.4 million for that period, while an increase of 10% in the value of the euro relative to the U.S. dollar in the six months ended June 30, 2011 would have resulted in an decrease in the U.S. dollar reporting value of our operating income of $0.5 million for that period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of our management, have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

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

One of our Israeli subsidiaries is currently involved in legal proceedings with the Israeli Ministry of Justice (the “MOJ”). The legal proceedings relate to a contract for the provision of an information system for the MOJ, executed in November 2005 (the “MOJ Contract”). Following continued disputes, correspondence and discussions, on February 9, 2009 we filed a claim with the Israeli District Court located in Jerusalem claiming, among other things, a breach of the MOJ Contract by the MOJ, including in connection with the MOJ’s demands for revisions and changes to the software that were not contemplated in the MOJ Contract. Our claim is for damages in the amount of NIS 20.7 million, or approximately $6.1 million, using the exchange rate prevailing at June 30, 2011. On February 11, 2009, the MOJ filed a claim against our Israeli subsidiary in the Israeli District Court located in Jerusalem claiming, among other things, that our Israeli subsidiary breached the MOJ Contract and failed to fulfill its undertakings and obligations set forth therein. The MOJ’s claim is for damages in the amount of NIS 79.5 million, or approximately $23.3 million, using the exchange rate prevailing at June 30, 2011. The MOJ and our subsidiary have filed answers to the respective claims. Both claims were subsequently transferred to the Israeli District Court located in Tel Aviv. The first pre-trial hearing for both claims was held on September 7, 2010, following which the court transferred the case to non-binding mediation. Following the failure of the mediation, the case is being transferred back to court. We believe that we have a substantial basis with respect to our claim and valid defenses with respect to the MOJ’s claim. While we intend to vigorously prosecute our claim and defend against the MOJ’s claim, we cannot at this point predict the outcome of either claim. Adverse decisions on these claims may materially adversely affect our financial condition.

A claim was filed against us and one of our European subsidiaries by eWave MD Ltd. (“eWave”), an Israeli technology company, at the end of June 2011 in the Tel Aviv District Court. eWave claims that we failed to include them in a computerization project for the Slovakian Ministry of Health that we won, after having involved them in the sales processes. The lawsuit is for damages in the amount of NIS 25 million, or approximately $7.3 million, using the exchange rate prevailing at June 30, 2011. We have not yet filed a response. We believe that we have valid defenses with respect to the claim. While we intend to vigorously defend against the claim, we cannot at this point, predict the outcome of the claim. An adverse decision on this claim could materially adversely affect our financial condition.

Eight putative class action lawsuits were filed against us, our directors, CVCI and certain of its subsidiaries in the Court of Chancery of the State of Delaware in connection with the definitive merger agreement we signed on June 10, 2011 (see Note 1). All eight suits contain substantially similar allegations and seek substantially similar relief. In all eight actions, plaintiffs allege generally that our directors breached their fiduciary duties in connection with the merger by, among other things, carrying out a process that they allege did not ensure adequate and fair consideration to our stockholders. They further allege that CVCI and its subsidiaries aided and abetted the alleged breaches of duties. Plaintiffs purport to bring the lawsuits on behalf of our public stockholders and seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. On July 8, 2011, these eight lawsuits were consolidated under the caption In re Ness Technologies, Inc. Shareholders Litigation (C.A. No. 6569-VCN). On July 18, 2011, Plaintiffs filed a consolidated amended complaint which asserts the same claims as the original eight complaints, plus a claim for breach of the duty of disclosure based on alleged disclosure failures in our preliminary proxy statement filed with the SEC on June 30, 2011. Plaintiffs also filed a motion for expedited proceedings and a motion for a preliminary injunction. On July 22, 2011, the Court of Chancery held a hearing on Plaintiffs’ motion for expedited proceedings. On August 3, 2011, the Court denied Plaintiffs’ motion in all respects except for limited and focused expedited discovery to answer the narrow question of whether either the financial advisor to us or the special committee of the board of directors were conflicted because of their relationships with CVCI. We and our directors believe that the lawsuit is without merit and intend to vigorously defend against the asserted claims.

On July 7, 2011, a lawsuit was filed against us, our directors, CVCI and certain of its subsidiaries in the United States District Court for the District of New Jersey, captioned Nissim Botton v. Ness Technologies, Inc., et al. (Civil Action No. 11-3950(SRC)). The New Jersey lawsuit alleges similar claims to the Delaware lawsuits for breach of fiduciary duties and aiding and abetting breach of fiduciary duties, as well as additional claims for purported violations of Sections 14(a) and 20(a) of the Exchange Act based on allegations that our preliminary proxy statement was “materially misleading and incomplete.” On July 15, 2011, Plaintiff moved for expedited discovery and for the scheduling of a preliminary injunction hearing. On July 22, 2011, Ness and its directors moved to dismiss this lawsuit. On July 27, 2011, the Court held a hearing on Plaintiff’s motion for expedited discovery. On August 4, 2011, the Court denied Plaintiff’s motion. We and our directors believe that the lawsuit is without merit and intend to vigorously defend against the asserted claims.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 4, 2011, as amended.

Risks Relating to Our Business

Our proposed merger with an affiliate of CVCI may be delayed, may not be completed as currently anticipated or may not be completed at all.

On June 10, 2011, we entered into a definitive merger agreement under which an affiliate of CVCI, a global private equity investment fund, will acquire us in an all-cash transaction valued at approximately $307 million. There are a number of risks and uncertainties relating to the proposed merger, including the possibility that the completion of the merger may be delayed, may not be completed as currently anticipated or may not be completed at all due to failure to obtain necessary approval of our stockholders, litigation filed by certain of our stockholders in opposition to the proposed merger, failure to obtain or any delay in obtaining necessary regulatory approvals and clearances, or failure to satisfy other conditions to the completion of the merger. Any delay in completing or failure to complete the merger could have a negative impact on our business, stock price, and relationships with our customers, partners and/or employees. Additionally, under certain circumstances, if the merger agreement is terminated, we will be required to pay a termination fee.

Our business could be adversely impacted as a result of uncertainty related to our proposed merger with an affiliate of CVCI.

The proposed merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition and results of operations, as follows:

•	our management and other employees may experience uncertainty about their future roles at the Company, which may adversely affect our ability to retain and hire key employees;

•	our partners and customers may experience uncertainty about our future and seek alternative business relationships with third parties or seek to alter their business relationships with us; and

•	the attention of our management and other employees may be diverted to merger-related considerations from our ongoing business concerns and pursuit of other strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is completed. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.REF	XBRL Taxonomy Extension Reference Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESS TECHNOLOGIES, INC.
(Registrant)

Date:	August 5, 2011	By:	/s/ Issachar Gerlitz
Issachar Gerlitz
Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 5, 2011	By:	/s/ Ofer Segev
Ofer Segev
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.REF	XBRL Taxonomy Extension Reference Linkbase Document